Form 10KSB40
period 2000-12-31
ALPENA BANCSHARES INC
filed 2001-03-30
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from               to
                                        -------------    -------------------

                        COMMISSION FILE NUMBER: 000-31957

                             ALPENA BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                UNITED STATES                               38-3567362
  -------------------------------------------     ------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

    100 S. SECOND AVENUE, ALPENA, MICHIGAN                       49707
    --------------------------------------                       -----
   (Address of Principal Executive Offices)                    Zip Code

                                 (517) 356-9041
                        -------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:     NONE

Securities Registered Pursuant to Section 12(g) of the Act:     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                                                ---------------------------------------
                                                                                  (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
         YES   X  .   NO      .
             -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         As of March 12, 2001, there were issued and outstanding 1,641,899 shares of the Registrant's common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 12, 2001 was $5.4 million. This amount does not include shares held by the Bank's Employee Stock Ownership Plan, by executive officers and directors, and by Alpena Bancshares, M.H.C.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2000 (Part II).
2. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Alpena Bancshares, Inc. (the "Company") is a federally chartered holding company that conducts business principally through its wholly owned subsidiary, First Federal of Northern Michigan, a federally chartered savings association (the "Bank"). The Company was formed in November 2000 when the Bank reorganized into the holding company structure. In this reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Company's common stock. The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. The Company has substantially no independent operations separate from its role as holding company for the Bank. Accordingly, the operations of the Bank as described in this report effectively describe the operations of the Company. The Company's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (517) 356-9041.

         The Bank is a federally chartered savings association that conducts its operations from eight full-service facilities located in Cheboygan, Alpena, Iosco, Montmorency and Oscoda Counties, Michigan. The Bank has operated in Alpena since its chartering in 1957. In the first quarter of 2001, the Bank changed its name to "First Federal of Northern Michigan" from "First Federal Savings and Loan Association of Alpena", to more accurately reflect the market area served by the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank System since 1957. At December 31, 2000, the Bank had total assets of $267.0 million, total deposits of $162.8 million, and stockholders' equity of $19.5 million.

         The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in one- to four-family residential real estate mortgages, commercial real estate loans and consumer loans. The Bank historically has been a portfolio lender and has historically not sold the loans that it originated. Beginning in 2000, the Bank began offering long-term fixed-rate mortgage loan products as an additional service to Bank customers. The Bank sells these fixed- rate mortgages primarily to Freddie Mac and retains a majority of the loan servicing upon these sales to Freddie Mac. In addition to these loan sales, the Bank has sought to decrease interest rate risk by emphasizing balloon mortgage loans with three and five year terms, by originating shorter-term home equity loans, and by investing in adjustable-rate mortgage-backed securities, short- and medium-term agency securities, and short-term investments such as interest-bearing deposits in other financial institutions.

         The Bank's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (517) 356-9041.

MARKET AREA AND COMPETITION

         The Bank conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. The population of Alpena (city and township) is approximately 30,615, and the population of the Bank's primary market area, which includes Alpena County and seven surrounding counties is approximately 121,812. Alpena is the largest city located in the northeastern lower peninsula of Michigan. This area has long been associated with agricultural, wood and concrete products. Tourism has also been a major industry in the Bank's primary market area. All of these industries tend to be seasonal and are strongly affected by state and national economic conditions. Therefore, unemployment rates in the Bank's primary market area are generally higher than state and national levels.

         Major employers in the Bank's primary market area include various public schools, Northern Michigan Hospital, Alpena General Hospital, Community Memorial Hospital, Tawas St. Joseph Hospital, Boyne USA (an operator of resort properties), Besser Company (an equipment and concrete products manufacturer), LP (a wood paneling manufacturer), LaFarge (a cement manufacturer), Michigan Limestone Operators, Ltd., Presque Isle Corp. (a manufacturer and shipper of limestone products), NEMROC (a manufacturer of wood products), TIMCO (aircraft repair), ITT Automotive (manufacturing), Starboard Manufacturing, and various other small manufacturing companies and governmental agencies.

         As of December 31, 2000, the Bank was the only thrift institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other savings institutions. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and through advertising.

LENDING ACTIVITIES

         Loan Portfolio. The principal components of the Bank's loan portfolio are three- and five-year balloon mortgage loans secured by one-to-four family residential real estate. A majority of the fixed-rate conventional mortgage loans with 15, 20 and 30 year terms secured by one-to-four family residential real estate originated by the Bank is sold to the various secondary market agencies. A majority of the servicing of these mortgages is retained by the Bank. To a lesser extent, the Bank also originates commercial loans, commercial real estate loans and consumer loans. At December 31, 2000, the Bank's net loans receivable totaled $219.0 million, of which $178.6 million, or 81.6%, were one- to four-family residential real estate mortgage loans, and $11.6 million, or 5.3%, were commercial real estate loans. Other loans, consisting primarily of consumer loans primarily secured by mortgages, totaled $28.8 million, or 13.1% of the Bank's net loan portfolio.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                      AT DECEMBER 31,
                                               ------------------------------------------------------------
                                                       2000                1999                1998
                                               -------------------  -------------------  ------------------
                                                 AMOUNT   PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
                                               --------- ---------  --------  ---------  --------  --------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
    One- to four-family residential........    $176,548    80.63%  $195,237     87.21%  $188,036    91.52%
    Construction...........................       3,930     1.79         --        --         --       --
    Other real estate loans................      10,681     4.88      8,969      4.01      7,723     3.76
                                               --------  -------   --------   -------   --------  -------
       Total real estate loans.............     191,159    87.30    204,206     91.22    195,759    95.28
                                               --------  -------   --------   -------   --------  -------

Other loans:
    Commercial loans.......................       1,410     0.64         --        --         --       --
    Consumer loans.........................      28,652    13.09     21,160      9.45     11,856     5.77
    Loans on savings deposits..............         137     0.07         46      0.02         90     0.04
                                               --------  -------   --------   -------   --------   ------
        Total other loans..................      30,199    13.80     21,206      9.47     11,946     5.81
                                               --------  -------   --------   -------   --------   ------
        Total loans receivable.............     221,358   101.10    225,412    100.69    207,705   101.09

Less:
    Loans in process.......................      (1,727)   (0.79)    (1,179)    (0.53)    (2,097)   (1.02)
    Deferred loan costs, net of fees and
       unearned loan discounts.............         (25)   (0.01)        81      0.04        331     0.16
    Allowance for loan losses..............        (649)   (0.30)      (448)    (0.20)      (478)   (0.23)
                                               --------  -------   --------   -------   --------   ------

        Total loans receivable, net........    $218,957   100.00%  $223,866    100.00%  $205,461   100.00%
                                               ========  =======   ========   =======   ========   ======


         Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at December 31, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable-and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                WITHIN    1-3       3-5        OVER 5
                                                1 YEAR   YEARS      YEARS      YEARS       TOTAL
                                              --------- -------   --------   ---------  -----------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
    One- to four-family residential.........   $25,856  $54,098    $13,506    $83,088   $ 176,548
    Construction............................     3,930       --         --         --       3,930
    Other real estate.......................     3,842    3,142      2,184      1,513      10,681
                                               -------   ------    -------    -------   ---------
      Total real estate loans...............    33,628   57,240     15,690     84,601     191,159
                                               -------   ------    -------    -------   ---------

Other loans:
    Commercial loans........................     1,410       --         --         --       1,410
    Consumer loans..........................     5,024    3,419      9,531     10,815      28,789
                                               -------   ------    -------    -------   ---------
      Total other loans.....................     6,434    3,419      9,531     10,815      30,199
                                               -------   ------    -------    -------   ---------

Total loans receivable......................   $40,062   $60,659   $25,221    $95,416   $ 221,358
                                               =======   =======   =======    =======   =========

         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2000, the dollar amount of all fixed rate and adjustable rate loans that have a scheduled maturity or period to repricing after December 31, 2001.

                                                                       FIXED           ADJUSTABLE          TOTAL
                                                                      -------         ------------        -------
                                                                                 (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family residential.............................       $ 147,782           $ 2,910        $  150,692
  Other real estate...........................................           6,840                --             6,840
Other loans...................................................          20,443             3,321            23,764
                                                                     ---------           -------        ----------
    Total loans...............................................       $ 175,065           $ 6,231        $  181,296
                                                                     =========           =======        ==========

         One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of fixed-rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank began originating adjustable-rate mortgage loans in 2000. The Bank also originates one- to four-family loans that pay interest only during the initial construction period (which generally does not exceed six months) and then pay interest and principal for the remainder of the loan term. Prior to 2000, the Bank was primarily a portfolio lender, and had not sold the loans that it originated. In 2000, the Bank began originating long term fixed-rate mortgage products as an additional service to Bank customers. The Bank sells these fixed-rate mortgages to Freddie Mac and retains a majority of the loan servicing upon the sales to Freddie Mac. Most, but not all, of the loans originated by the Bank qualify for resale in the secondary mortgage market. One- to four-family loans are underwritten and originated according to policies and guidelines established by the secondary market agencies and approved by the Board of Directors. The Bank utilizes savings deposit growth, loan repayments, and FHLB advances to meet demand for loans.

         The Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 3 to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy.

         Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. The Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Bank's loan portfolio more interest rate sensitive, loans originated with terms greater than fifteen years are generally underwritten to secondary market standards and sold; balloon mortgage loans with three and five year terms are generally underwritten to secondary market standards, but will be retained in the Bank's loan portfolio.

         The Bank originates some fixed-rate loans which are generally amortized over 15 years but which have "balloon payments" which are due upon the maturity of the loan in three or five years. Upon maturity, the balloon mortgage loans are either underwritten as fixed-rate loans and sold in the secondary market or renewed at current market rates for a consecutive three or five year term. While the majority of the Bank's balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over 3 or 5 years.

         The Bank's one- to four-family residential mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies limit the maximum loan-to-value ratio on fixed-rate loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

         The Bank makes one- to four-family real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Bank may require the first 20% of the loan amount to be covered by private mortgage insurance. The Bank requires fire and casualty insurance, as well as title insurance, on all properties securing real estate loans made by the Bank.

         Other Real Estate Loans. At December 31, 2000, the Bank had a total of 145 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. The Bank's commercial real estate loans are secured by income producing properties such as office buildings, retail buildings and motels. The Bank has originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period which generally does not exceed six months. At December 31, 2000, the Bank's commercial real estate loans had an average principal balance of $73,660 and the largest commercial real estate loan had a principal balance of $1.7 million. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 1.0% is generally charged on commercial real estate loans. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan.

         Loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the business or the related real estate property. If the cash flow from the business operation is reduced, the borrower's ability to repay the loan may be impaired.

         Other Loans. The Bank also originates other real estate and non-real estate related loans, including commercial loans, consumer installment loans, credit card advances, and loans secured by savings accounts, automobiles, mobile homes, boats, recreational vehicles, and other personal property. Such other loans are originated by the Bank in order to provide a full range of financial services to its customers. Commercial loans carry a greater level of credit risk due to their dependence on the successful operation and cash flow of the business, which is the primary source of repayment for the debt. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. At December 31, 2000, the Bank's commercial loan portfolio totaled $1.1 million, or 0.5% of net loans receivable. The Bank's other consumer loans totaled $28.8 million, or 13.1% of net loans receivable.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, the Bank's directors and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, the Bank obtains a determination of value of the real estate intended to collateralize the proposed loan. Conventional one- to four-family residential loans and consumer loans up to $150,000 generally may be approved by loan officers. The loan committee must approve any loan from $150,000 up to $300,000, and any loan request over $300,000 must be approved by the Board of Directors. After the loan is approved, a loan commitment letter is promptly issued to the applicant.

         The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 30-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2000, the Bank had outstanding loan commitments of $3.5 million.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's loan originations, purchases, sales, and repayments of loans for the periods indicated.

                                                         YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                    2000          1999           1998
                                                   ------        ------         ------
                                                          (DOLLARS IN THOUSANDS)
Loans receivable at beginning of period.....      $225,412       $207,705      $182,442
                                                  --------       --------      --------

Originations:
  Real estate:
    Residential 1-4 family..................        42,814         53,694        63,076
    Commercial and multi-family.............         8,485          1,458         3,374
  Other loans...............................        14,676         18,954         9,049
                                                  --------       --------      --------
      Total originations....................        65,975         74,106        75,499
                                                  --------       --------      --------

Loan purchases..............................            --             --            --
                                                  --------       --------      --------

Loan sales..................................       (17,508)            --            --
Transfer of mortgage loans
        to foreclosed real estate...........          (563)          (150)          (96)
Repayments..................................       (51,958)       (56,249)      (50,140)
                                                  --------       --------      --------

        Total loans receivable at end of period   $221,358        $225,412     $207,705
                                                  ========        ========     ========


         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2000, the Bank had $6,200 of net deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also generates other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. The Bank recognized fees and service charges of $364,000, $279,000, and $207,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

DELINQUENCIES AND CLASSIFIED ASSETS

         Delinquencies. The Bank's collection procedures provide that when a loan is 16 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. The Bank's attorney has been authorized by the Board of Directors to send a letter on the first day of the third month advising of pending legal action. This letter grants the mortgagor an additional 30 days to bring the account to date prior to start of any legal action. If not paid, foreclosure proceedings are initiated after 120 days. To the extent required by regulations of the Department of Housing and Urban Development ("HUD"), generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services.

         It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. In such cases, the mortgagors are required to submit a written repayment schedule which is closely monitored for compliance.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful or when extraordinary efforts are required to collect the debt. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. In general, the Bank considers collateral for a loan to be "in-substance" foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral to the Bank, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

         When collateral, other than real estate, securing commercial and consumer loans is acquired as a result of delinquency or other reasons, it is classified as Other Repossessed Assets ("ORA") and recorded at the lower of cost or fair market value until it is disposed of.

         When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2000, the Bank held $150,000 of REO/ORA.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.


                                                                       AT DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Accrual loans delinquent 90 days or more:
   One- to four-family residential........................     $  498      $  626    $  907
   Other real estate loans................................         39          --        --
   Consumer loans.........................................        168         125       216
                                                               ------      ------    ------
      Total accrual loans delinquent 90 days or more......     $  705      $  751    $1,123
                                                               ------      ------    ------

Total nonperforming loans (1).............................        705         751     1,123
                                                               ------      ------    ------

Total real estate owned and other repossessed assets......        150         100        37
                                                               ------      ------    ------

Total nonperforming assets................................     $  855      $  851    $1,160
                                                               ======      ======    ======

Total nonperforming loans to net loans receivable.........       0.32%       0.33%     0.55%
Total nonperforming loans to total assets.................       0.26%       0.29%     0.47%
Total nonperforming assets to total assets................       0.32%       0.32%     0.48%

------------------------------------
(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

     Delinquent Loans. The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                                       AT DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Loans delinquent 60-89 days:
   One- to four-family residential .......................     $1,315     $1,453     $  964
   Consumer loans.........................................        298        144        105
                                                               ------     ------     ------
Total loans delinquent 60-89 days.........................     $1,613     $1,597     $1,069

Total non-accrual loans delinquent 90 days or more........         --         --         --
                                                               ------     ------     ------

Accrual loans delinquent 90 days or more:
   One- to four-family residential........................        498        626        907
   Other real estate loans................................         39         --         --
   Consumer loans.........................................        168        125        216
                                                               ------     ------     ------
Total accrual loans delinquent 90 days or more............        705        751      1,123
                                                               ------     ------     ------

Total loans past due 60 days or more......................     $2,318     $2,348     $2,192
                                                               ======     ======     ======


         At December 31, 2000 there were no loans with known credit problems of borrowers which caused management to have serious concerns as to the ability of borrowers to comply with present loan repayment terms. Any such loans would be classified as non-accrual, 90 days past due, or restructured.

         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

         The Bank classifies its assets pursuant to criteria similar to the classification structure provided in the OTS regulations. The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                                                    AT DECEMBER 31,
                                                      ---------------------------------------
                                                        2000           1999            1998
                                                      --------       --------        --------
                                                                  (IN THOUSANDS)

Substandard assets .........................         $  3,182        $  2,526        $ 2,610
Doubtful assets.............................               --              18             12
Loss assets.................................               --              --              8(1)
                                                     --------        --------        -------
   Total classified assets..................         $  3,182        $  2,544        $ 2,630
                                                     ========        ========        =======

-----------------------
(1)      Loss assets were charged off in January 1999.

         Substandard assets increased to $3.0 million at December 31, 2000 compared to $2.5 million at December 31, 1999. The Bank's investment in subsidiary of $1.1 million at December 31, 2000 and $1.4 million at December 31, 1999 is classified as substandard due to slower than expected sales of building lots and condominium units in the subsidiary's land development project. This project (Wyndam Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned building units. Management believes this is a viable project with development and sales ongoing. At December 31, 2000, the Bank recorded a lower of cost or market value adjustment of $211,000 to this development. All 25 lots are developed, of which ten lots have been sold. There are 12 constructed building units, nine of which are sold. There are two building units completed and listed for sale, and one completed unit used as a model. Several additional sales are pending.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2000, 1999, and 1998, the Bank added $280,000, $120,000 and $115,000, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $649,000, $448,000 and $478,000 at December 31, 2000, 1999, and 1998, respectively.

         For the year ended December 31, 2000, net charge-offs totaled $79,000. Management believes that the allowances for losses on loans and investments in real estate are adequate with respect to quality of assets, as Bank loan losses have generally been minimal. However, loans receivable continue to grow and management is presently adding $15,000 per month to the allowance for loan losses for the inherent risk of the increase in the loan portfolio. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions and the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                          YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     2000          1999          1998
                                                   --------      --------      --------
                                                           (DOLLARS IN THOUSANDS)
Net loans outstanding..........................   $218,957       $223,866      $205,461
Average loans outstanding......................    220,642        214,963       192,492

Allowance balances (at beginning of period)....        448            478           419
   Provision for losses........................        280            120           115
   Recoveries..................................         26             34            --
   Charge-offs.................................       (105)          (184)          (56)
                                                  --------       --------      --------

Allowance balances (at end of period)..........   $    649       $    448      $    478
                                                  ========       ========      ========

Allowance for loan losses as a percent
    of net loans receivable at end of period...       0.30%          0.20%         0.23%

Charge-offs as a percent of average
    loans outstanding..........................       0.05%          0.09%         0.03%

Ratio of allowance for loan losses
    to total non-performing loans
    at end of period...........................      92.06%         59.65%        42.56%

Ratio of allowance for loan losses
    to total non-performing loans
    and REO/ORA at end of period...............      75.91%         52.64%        41.21%

INVESTMENT ACTIVITIES

         The Bank's investment portfolio comprises investment securities, mortgage-backed securities, FHLB stock, and other investments. At December 31, 2000, the Bank had no investments in corporate or unrated securities. At December 31, 2000, $13.4 million, or 86.6% of the Bank's investment portfolio were scheduled to mature in less than five years, and $2.0 million, or 13.4%, were scheduled to mature in over five years.

         The Bank's mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2000, mortgage-backed securities totaled $1.4 million, or 0.5% of total assets. At December 31, 2000, 98.1% of the Bank's mortgage-backed securities were secured by ARM loans. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). The Bank's policy is to hold mortgage-backed securities as available for sale. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

         The Bank's pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Bank. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors include Freddie Mac, the GNMA, or the FNMA. Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed-rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, are passed on to the certificate holder.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

         Investment Portfolio. The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities portfolio, mortgage-backed securities portfolio and its held-for-sale portfolio at the dates indicated.

                                                                         AT DECEMBER 31,
                                              -------------------------------------------------------------------
                                                      2000                   1998                    1998
                                              -------------------    -------------------      -------------------
                                              CARRYING     MARKET    CARRYING     MARKET      CARRYING     MARKET
                                               VALUE       VALUE       VALUE       VALUE        VALUE       VALUE
                                              --------    -------    --------     ------      --------    -------
                                                                         (IN THOUSANDS)
Investment securities available for sale:
  Equity investments (1) ................     $   355     $   355     $ 2,110     $ 2,110     $ 2,880     $ 2,880
  U.S. Government agency securities .....      11,996      11,996          --          --          --          --
  Mortgage-backed securities ............       1,405       1,405          --          --          --          --
  Corporate and municipal bonds .........       1,669       1,669          --          --          --          --

Investments held to maturity:
  U.S. Government agency securities .....          --          --      10,999      10,708      10,999      11,028
  Mortgage-backed securities ............          --          --       1,646       1,649       2,105       2,131
  FHLB stock ............................       4,294       4,294       4,294       4,294       3,730       3,730
                                              -------     -------     -------     -------     -------     -------
        Total investments ...............     $19,719     $19,719     $19,049     $18,761     $19,714     $19,769
                                              =======     =======     =======     =======     =======     =======

--------------------------------
(1)  Includes Freddie Mac and MIMLIC Stocks.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio and mortgage-backed securities portfolio at December 31, 2000.

                                                                           AT DECEMBER 31, 2000
                                                -------------------------------------------------------------------------
                                                    ONE YEAR OR LESS        ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                                -----------------------  ----------------------   -----------------------
                                                            ANNUALIZED               ANNUALIZED               ANNUALIZED
                                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                                CARRYING      AVERAGE    CARRYING      AVERAGE    CARRYING      AVERAGE
                                                 VALUE         YIELD       VALUE        YIELD       VALUE        YIELD
                                                -------     ----------   ---------   ----------   ---------   -----------
                                                               (DOLLARS IN THOUSANDS)
Investment securities available for sale:
  U.S. Government
    agency securities .....................     $ 5,000        5.58%     $ 6,996        5.64%     $    --         0.00%
  Mortgage-backed securities ..............           8        9.50           --        0.00           --         0.00
 Corporate and municipal bonds ............          --        0.00        1,334        6.17          335         5.10
                                                -------      ------      -------      ------      -------      -------
        Total investments with maturities..     $ 5,008        5.59%     $ 8,330        5.72%     $   335         5.10%
                                                =======      ======      =======      ======      =======      =======


                                                                   AT DECEMBER 31, 2000
                                                -------------------------------------------------------------
                                                  MORE THAN TEN YEARS                   TOTAL
                                                -----------------------  ------------------------------------
                                                            ANNUALIZED                           ANNUALIZED
                                                             WEIGHTED                             WEIGHTED
                                                CARRYING      AVERAGE    CARRYING      MARKET      AVERAGE
                                                 VALUE         YIELD       VALUE       VALUE        YIELD
                                                -------     ----------   ---------   ---------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Investment securities available for sale:
  U.S. Government
    agency securities .....................     $   --         0.00%     $11,996     $11,996        5.61%
  Mortgage-backed securities ..............      1,397         7.34        1,405       1,405        7.36
 Corporate and municipal bonds ............         --         0.00        1,669       1,669        5.95
                                                ------      -------      -------     -------     -------
        Total investments with maturities..     $1,397         7.34%     $15,070     $15,070        5.81%
                                                ======      =======      =======     =======     =======

SOURCES OF FUNDS

         General. The Bank's deposit-gathering activities are currently conducted from the Bank's eight full-service offices in Alpena, Ossineke, Mio, Cheboygan, Oscoda, Indian River and Lewiston. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Bank is currently managing liquidity levels and loan funding primarily through FHLB advances.

         Deposits. Deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, regular savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Bank must pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Bank also attracts non-interest bearing commercial deposit accounts from its commercial borrowers and offers a competitive sweep product that is not insured by the FDIC. The Bank periodically obtains funds through brokers or through a solicitation of funds outside its market area when rates for these deposits compare favorably to local market rates. The Bank offers a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates.

         Savings Portfolio. Savings in the Bank as of December 31, 2000, were represented by the various types of deposit programs described below.

  WEIGHTED                                                                   MINIMUM                         PERCENTAGE
   AVERAGE                                                                   OPENING                          OF TOTAL
INTEREST RATE        ORIGINAL TERM        DESCRIPTION                        AMOUNT        BALANCES           SAVINGS
-------------        -------------        -----------                       --------      ----------         ---------

                                      Checking and Savings                                  (IN THOUSANDS)
                                      --------------------
       --%                  N/A       Non-interest checking               $     --         $    2,287           1.41%
     2.24                   N/A       NOW accounts                             100             13,526           8.31
     2.75                   N/A       Passbook and statement savings            --             25,055          15.39
     4.95                   N/A       Investment sweep account               2,500              1,267           0.78
     3.34                   N/A       Money market accounts                  1,000              6,255           3.84
                                                                                           -----------       -------
                                      Total checking and savings accounts                  $   48,390          29.73%
                                                                                           ===========       =======

                                      Certificates of Deposit
                                      -----------------------

     5.40%              91 days       Fixed term, fixed-rate              $    500         $    2,080           1.28%
     6.04            4-6 months       Fixed term, fixed-rate                   500             12,379           7.61
     6.48           7-12 months       Fixed term, fixed-rate                   500             26,756          16.44
     6.08          13-24 months       Fixed term, fixed-rate                   500             16,935          10.40
     6.26          25-36 months       Fixed term, fixed-rate                   500              7,762           4.77
     6.07          37-60 months       Fixed term, fixed-rate                   500             15,313           9.41
     5.50         61-120 months       Fixed term, fixed-rate                   500                  1           0.00
     3.00               91 days       I.R.A. accounts fixed-rate               250                 46           0.03
     6.03            4-6 months       I.R.A. accounts fixed-rate               250                299           0.18
     5.86           7-12 months       I.R.A. accounts fixed-rate               250                716           0.44
     6.08          13-24 months       I.R.A. accounts fixed-rate               250              1,689           1.04
     6.68          25-36 months       I.R.A. accounts fixed-rate               500              3,861           2.37
     6.05          37-60 months       I.R.A. accounts fixed-rate               500              3,551           2.18
     6.28         60-120 months       I.R.A. accounts fixed-rate               500             10,332           6.35
     6.42           1-12 months       Jumbo                                100,000              2,791           1.71
     6.71        over 12 months       Jumbo                                100,000              9,870           6.06
                                                                                           -----------       -------
                                      Total certificates of deposit                        $  114,381          70.27%
                                                                                           -----------       -------
                                      Total deposits                                       $  162,771         100.00%
                                                                                           ===========       =======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                                                              AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------------------
                                                2000                                   1999                            1998
                                 ---------------------------------      ----------------------------------    --------------------
                                              PERCENT     INCREASE                   PERCENT     INCREASE                  PERCENT
                                   AMOUNT    OF TOTAL(1)  (DECREASE)(2)   AMOUNT    OF TOTAL(1) (DECREASE)(2)    AMOUNT  OF TOTAL(1)
                                   ------    -----------  -------------   ------    ----------- -------------    ------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Noninterest bearing demand.......   $ 2,287      1.40%    $ 1,164          $ 1,123       0.72%    $   840        $   283      0.19%
NOW accounts.....................    13,526      8.31       1,257           12,269       7.84       2,252         10,017      6.81
Passbooks........................    25,055     15.39      (1,960)          27,015      17.27         811         26,204     17.81
Investment sweep account.........     1,267      0.78       1,267               --         --          --             --        --
Money market deposit accounts....     6,255      3.84         222            6,033       3.86         413          5,620      3.82

Time deposits that mature:
    less than 12 months..........    42,276     25.98      (2,206)          44,482      28.42      30,249         14,233      9.67
    within 12-36 months..........    30,247     18.58      10,777           19,470      12.45     (17,217)        36,687     24.93
    beyond 36 months.............    29,197     17.94      (5,888)          35,085      22.43      (4,208)        39,293     26.70
Negotiated Jumbo.................    12,661      7.78       1,690           10,971       7.01      (3,851)        14,822     10.07
                                   --------    ------      ------         --------     ------     -------       --------    ------

        Total deposits...........  $162,771    100.00%     $6,323         $156,448     100.00%    $ 9,289       $147,159    100.00%
                                   ========    ======      ======         ========     ======     =======       ========    ======

------------------------------------
(1) Represents percentage of total deposits.
(2) Represents increase (decrease) in balance from end of prior period.

         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                                                    AT DECEMBER 31,
                                                    ---------------------------------------------
                                                       2000              1999              1998
                                                    ----------        ----------        ---------
RATE                                                                (IN THOUSANDS)
----
3.00% - 4.99%...............................        $   2,770         $  21,976         $  15,059
5.00% - 6.99%...............................           94,030            84,511            81,711
7.00% - 8.99%...............................           17,581             3,588             3,985
9.00% - 9.50%...............................               --                --             4,280
                                                    ---------         ---------         ---------
                                                    $ 114,381         $ 110,075         $ 105,035
                                                    =========         =========         =========

         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                                                    AMOUNT DUE
                                       ------------------------------------------------------------------
                                       LESS THAN      1-2        2-3        3-5    GREATER THAN
                                        ONE YEAR     YEARS      YEARS      YEARS     5 YEARS      TOTAL
                                       ----------  ---------  ---------  --------- ------------ ---------
RATE                                                             (IN THOUSANDS)
----
3.00% - 4.99%.......................    $  2,104    $   378    $   288    $    --    $    --    $  2,770
5.00% - 6.99%.......................      47,571     20,993     12,339      6,891      6,236      94,030
7.00% - 8.99%.......................      10,186      2,639      1,891      1,498      1,367      17,581
                                        --------    -------    -------    -------    -------    --------
                                        $ 59,861    $24,010    $14,518    $ 8,389    $ 7,603    $114,381
                                        ========    =======    =======    =======    =======    ========

         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2000. This amount does not include savings account deposits of $100,000 or more, which totaled approximately $2.2 million at December 31, 2000.

                                                                                               CERTIFICATES
         MATURITY PERIOD                                                                        OF DEPOSIT
         ---------------                                                                        ----------
                                                                                              (IN THOUSANDS)
         Three months or less...................................................               $   2,309
         Three through six months...............................................                   4,474
         Six through twelve months..............................................                   2,996
         Over twelve months.....................................................                  10,989
                                                                                               ---------
              Total.............................................................               $  20,768
                                                                                               =========

BORROWINGS

         Deposits are the Bank's primary source of funds. The Bank also obtains funds from the FHLB. FHLB advances are required to be collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. During the year ended December 31, 2000, the Bank decreased its advances from the FHLB by $2.0 million, and such advances totaled $83.9 million at December 31, 2000.

         The following table sets forth certain information regarding borrowings by the Bank for the periods indicated.

                                                         YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                   2000          1999            1998
                                                  ------        ------          ------
                                                          (DOLLARS IN THOUSANDS)
Weighted average rate paid on:
  FHLB advances............................          6.18%         5.82%          5.94%
  Other borrowings.........................            --%         7.90%          8.54%

FHLB advances: (1)
  Maximum balance..........................       $83,872       $85,872       $ 74,090
  Average balance..........................       $80,317       $76,305       $ 65,125
Other borrowings: (2)
  Maximum balance..........................       $    --       $    75       $    189
  Average balance..........................       $    --       $    33       $    141

------------------------------------
(1) FHLB advances, various adjustable and fixed-rate notes, with renewable one-year to ten-year maturities.
(2)      ESOP note, interest rate tied to prime repaid in 1999.


                           REGULATION AND SUPERVISION

         As a federally chartered SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company and the Bank and their operations. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank might be able to offer. This could adversely impact the Bank's ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Bank's profitability.

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

         Business Activities. The activities of savings institutions are governed by federal law, which (1) restricts the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibits the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restricts the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permits savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permits bank holding companies to acquire healthy savings institutions.

         Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $2.9 million at December 31, 2000. As of December 31, 2000, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Bank maintained 84.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Capital Distributions. OTS regulations govern capital distributions by federal savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A savings bank must file an application for OTS approval of a capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the bank's retained net income for the preceding two years, (2) the savings bank would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the savings bank is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings bank which are a subsidiary of a holding company, as well as certain other savings bank, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Any additional capital distributions would require prior OTS approval. If the Bank's capital falls below its required levels or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. The Bank's average liquidity ratio for the quarter ended December 31, 2000 was 7.68%, which exceeded the applicable requirements.


         Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, d including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair d Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specifiedd in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank's capital position, and requires approval procedures to be followed. At December 31, 2000, the Bank was in compliance with these regulations.


         Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under specified circumstances.

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of approximately $60,000 in 2000.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of PMSRs. The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         OTS regulatory capital rule also incorporates an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

         The following table sets forth the Bank's capital position at December 31, 2000, 1999 and 1998, as compared to the minimum capital requirements.

                                                                              AT DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                          2000                      1999                      1998
                                                  ---------------------     ---------------------    ----------------------
                                                              PERCENT                    PERCENT                    PERCENT
                                                                OF                         OF                         OF
                                                  AMOUNT      ASSETS          AMOUNT     ASSETS      AMOUNT         ASSETS
                                                  ------      ------          ------     ------      ------         ------
Equity capital..............................     $  19,471       7.29%      $  18,805      7.14%     $   16,937      7.06%
                                                 =========    =======       =========   =======      ==========    ======

Tangible Capital Requirement:
     Tangible capital level.................     $  15,760       5.99%      $  13,461      5.24%     $   12,447      5.29%
     Requirement............................         3,948       1.50           3,856      1.50           3,527      1.50
                                                 ---------    -------       ---------   -------      ----------    ------
     Excess.................................     $  11,812       4.49%      $   9,605      3.74%     $    8,920      3.79%
                                                 =========    =======       =========   =======      ==========    ======

Core Capital Requirement:
     Core capital level.....................     $  15,760       5.99%      $  13,461      5.99%     $   12,447      5.29%
     Requirement............................        10,528       4.00          10,283      4.00           7,054      4.00%
                                                 ---------    -------       ---------   -------      ----------    ------
     Excess.................................     $   5,232       1.99%      $   3,178      1.99%     $    5,393      1.29%
                                                 =========    =======       =========   =======      ==========    ======

Risk-based Capital Requirement:
     Risk-based capital level...............     $  16,583      10.69%      $  14,831     10.66%     $   12,925     10.00%
     Requirement............................        12,399       8.00          11,127      8.00          10,341      8.00%
                                                 ---------    -------       ---------   -------      ----------    ------
     Excess.................................     $   4,164       2.69%      $   3,704      2.66%     $    2,584      2.00%
                                                 =========    =======       =========   =======      ==========    ======

PROMPT CORRECTIVE REGULATORY ACTION

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk- based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2000 the Bank held $4.3 million in FHLB stock, which was in compliance with this requirement. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

HOLDING COMPANY REGULATION

         General. The Holding Company and the Company are nondiversified mutual savings and loan holding companies within the meaning of federal law. As such, the Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and the Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Holding Company are generally not subject to state business organizations law.

         Permitted Activities. Pursuant to federal law and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         Federal law prohibits a savings and loan holding company, including the Company and the Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Waivers of Dividends by the Holding Company. OTS regulations require the Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the Holding Company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the Holding Company's members; (ii) for as long as the savings association subsidiary is controlled by the Holding Company, the dollar amount of dividends waived by the Holding Company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the Holding Company is available for declaration as a dividend solely to the Holding Company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the Holding Company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the Holding Company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the Holding Company.

         Conversion of the Holding Company to Stock Form. OTS regulations permit the Holding Company to undertake a conversion from mutual to stock form ("Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Holding Company's corporate existence would end, and certain customers of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by stockholders of the Company other than the Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

FEDERAL SECURITIES LAW

         The Common Stock is registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

                           FEDERAL AND STATE TAXATION

         Federal Taxation. For federal income tax purposes, the Company files a federal income tax return on a calendar year basis. The Holding Company does not file a consolidated federal income tax return with the Company. Because the Holding Company has nominal income, it has had no material federal income tax liability.

         The Company and the Holding Company are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings associations and savings banks such as the Bank, which met certain tests prescribed by the Code, could for tax years beginning prior to January 1, 1996, benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans was based on actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

         The Bank has elected to use the method that resulted in the greatest deduction for federal income tax purposes, which historically had been the percentage of taxable income method. The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction was available only if at least 60% of the institution's assets fell within certain designated categories. Second, under the percentage of taxable income method, the bad debt deduction attributable to "qualifying real property loans" could not exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equaled the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method was permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year did not exceed 6% of such loans outstanding at such time.

         The Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 2000, the Bank's bad debt reserve subject to recapture over the remaining three years is approximately $211,000. The impact of the recapture results in additional federal income tax expense of approximately $24,000 per year, assuming amortization on a straight line basis over the six-year period, commencing January 1, 1998.

         The Bank currently is accounting for income taxes in accordance with SFAS No. 109. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. SFAS 109 was implemented by the Bank effective January 1, 1993.

         The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; and (ii) interest on certain tax-exempt bonds issued after August 7, 1986. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Bank was last audited by the Internal Revenue Service in 1995, for tax years 1992 and 1993. The audit did not result in material adjustments to the Bank's tax returns.

         Michigan State Taxation. During 1999, the State of Michigan passed legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. The Bank files Michigan Single Business Tax (SBT) returns, and in 2000 was subject to tax at a rate equal to 2.1% of taxable income. For this purpose, "taxable income" general means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. The Bank has not been audited by the State of Michigan within the past five years.

SUBSIDIARY ACTIVITY

         The Bank has one service corporation subsidiary, Financial Services & Mortgage Corporation ("FSMC"). At December 31, 2000, the net book value of the Bank's investment in FSMC was $1.1 million. The Bank may make additional investments in FSMC in the future. FSMC invests in real estate which includes leasing, selling, developing and maintaining real estate properties. FSMC also holds MIMLIC stock. Because of the nature of FSMC's real estate development activities, 100% of the Bank's investment in FSMC has been deducted from the Bank's capital. FSMC had a net loss of $30,000 for the year ended December 31, 2000.

PERSONNEL

         As of December 31, 2000, the Bank had 74 full-time and 8 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

ITEM 2. PROPERTIES

         (a) The Company conducts its business through the Bank's main office and seven full-service branch offices located in Alpena, Ossineke, Mio, Cheboygan, Lewiston, Indian River and Oscoda, Michigan. The Lewiston and Indian River locations are leased on short-term lease agreements of less than four years. All of the remaining offices are owned by the Company. The aggregate net book value of the Company's premises and equipment was $4.2 million, net of $1.3 million of depreciation at December 31, 2000.

         (b) INVESTMENT POLICIES. For a description of the Bank's policies (all of which may be changed without a vote of the Bank's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in persons primarily engaged in real estate activities, reference is made hereunder to the information presented above under "Item 1. Description of Business."

         (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

         The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2000, neither the Company or the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2000 (the "Annual Report to Stockholders") is incorporated herein by reference.

         As of March 12, 2001, there were approximately 441 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

         Information concerning dividends paid by the Company in the last two years on its common stock follows:

                            Dividend           Payment            Dividend
        Period              Declared            Date              Per Share
      ----------          ------------        --------          -------------
   1st Quarter 1999         03/17/99          04/26/99         $    0.150
   2nd Quarter 1999         06/16/99          07/26/99              0.150
   3rd Quarter 1999         09/16/99          10/25/99              0.150
   4th Quarter 1999         12/15/99          01/24/00              0.150
   1st Quarter 2000         03/15/00          04/25/00              0.150
   2nd Quarter 2000         06/21/00          07/25/00              0.125
   3rd Quarter 2000         09/20/00          10/25/00              0.125
   4th Quarter 2000         12/19/00          01/25/01              0.125

ITEM 7. FINANCIAL STATEMENTS

         Pages 13 to 41 of the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 29, 2000, the Company dismissed the Company's previous independent auditor, Straley, Ilsley & Lamp, P.C. ("Straley"). The reports of Straley on the Company's financial statements for the two years ended December 31, 1999 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope accounting principles. The decision to change accountants was approved by the Company's Board of Directors. The Company and Straley have not, in connection with the audit of the Company's financial statements for each of the two years ended December 31, 1999, or for any subsequent interim period prior to and including March 31, 2000, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Straley's satisfaction, would have caused Straley to make reference to the subject matters of the disagreement in connection with its reports.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 19, 2001 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement (Section headed "Voting Securities and Principal Holders Thereof").

ITEM 12. CERTAIN TRANSACTIONS

         Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement (Section headed "Transactions with Certain Related Persons").

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

         (a)(1)   Financial Statements

                  -  Independent Auditors' Report
                  -  Consolidated Statements of Financial Condition,
                         December 31, 2000 and 1999
                  -  Consolidated Statements of Income,
                         Years Ended December 31, 2000, 1999 and 1998

                  -  Consolidated Statements of Retained Earnings,
                         Years Ended December 31, 2000, 1999 and 1998
                  -  Consolidated Statements of Cash Flows,
                         Years Ended December 31, 2000, 1999 and 1998
                  -  Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules

                  No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits

         3.1 Federal Stock Charter of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K as filed on November 15, 2000)

         3.2 Bylaws of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K as filed on November 15, 2000)

         4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-K as filed on November 15, 2000)

         13       2000 Annual Report to Stockholders

         16       Letter on Change in Certifying Accountant

         21       Subsidiaries of the Registrant

         99       Report of Predecessor Accountant on Financial Statements

         (b)      Reports on Form 8-K:

                  Report dated November 15, 2000 announcing reorganization of the Bank into the holding company structure.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALPENA BANCSHARES, INC.



Date:  March 30, 2001                  By:  /s/Jerry A. Christensen
                                          --------------------------------------
                                          Jerry A. Christensen
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Jerry A. Christensen                             By: /s/James D. Hubinger
    -------------------------------------------------      -------------------------------------------------
    Jerry A. Christensen, Director, President and          James D. Hubinger, Chief Financial Officer
      Chief Executive Officer                              (Principal Financial and Accounting Officer)
    (Principal Executive Officer)

Date:  March 30, 2001                                   Date: March 30, 2001



By: /s/Gary Bensinger                                   By: /s/Keith Wallace
    -------------------------------------------------       -------------------------------------------------
    Gary Bensinger, Director                                Keith Wallace, Director

Date:  March 30, 2001                                   Date: March 30, 2001



By: /s/James Rapin                                      By: /s/Martin A. Thomson
    -------------------------------------------------       -------------------------------------------------
    James Rapin, Director                                   Martin A. Thomson, Director

Date:  March 30, 2001                                   Date: March 30, 2001



By: /s/Duane I. Dickey
    -------------------------------------------------
    Duane I. Dickey, Chairman

Date: March 30, 2001

                                 EXHIBIT INDEX

         3.1 Federal Stock Charter of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K as filed on November 15, 2000)

         3.2 Bylaws of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K as filed on November 15, 2000)

         4 Common Stock Certificates of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-K as filed November 15, 2000)

         13       2000 Annual Report to Stockholders

         16       Letter on Change in Certifying Accountants

         21       Subsidiaries of the Registrant

         99       Report of Predecessor Accountant on Financial Statements