Form 10QSB
period 2001-03-31
ALPENA BANCSHARES INC
filed 2001-05-04
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ------------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                     UNITED STATES                            38-3567362
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)                Identification No.)

                  100 S. SECOND AVENUE, ALPENA, MICHIGAN 49707
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (517) 356-9041

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No
                                              ---          ---

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                      Outstanding at May 1, 2001
      (Title of Class)                                  1,641,879 shares

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001


                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
             Consolidated Statements of Financial Condition
                March 31, 2001 and December 31, 2000..........................3
             Consolidated Statements of Operations
                For the Three Months Ended
                March 31, 2001 and March 31, 2000.............................4
             Consolidated Statement of Changes in Stockholders' Equity
                For the Three Months Ended March 31, 2001.....................5
             Consolidated Statements of Cash Flows
                For the Three Months Ended
                March 31, 2001 and March 31, 2000.............................6
             Notes to Consolidated Financial Statements.......................7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION.......................9


                           PART II - OTHER INFORMATION

OTHER INFORMATION............................................................13
SIGNATURES...................................................................13

When used in this Form 10-QSB or future filings by Alpena Bancshares, Inc. (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future period to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          March 31, 2001     December 31, 2000
                                                                          --------------     -----------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks .......................................    $   3,675,176       $   4,528,091
Overnight deposits with FHLB ..........................................        5,796,396          12,299,411
                                                                           -------------       -------------

Total cash and cash equivalents .......................................        9,471,572          16,827,502
Securities available-for-sale .........................................       17,091,630          15,425,198
Loans held for sale ...................................................        2,000,057             849,953
Loans receivable, net of allowance for loan losses of
    $625,000 in 2001 and $649,000 in 2000) ............................      210,569,619         218,956,703
Foreclosed real estate and other repossessed assets ...................          108,647             149,936
Real estate held for investment .......................................        1,115,597           1,113,047
Federal Home Loan Bank stock, at cost .................................        4,293,600           4,293,600
Premises and equipment ................................................        4,600,076           4,485,970
Accrued interest receivable ...........................................        1,477,448           1,489,841
Core deposit intangibles ..............................................        2,090,278           2,141,529
Other assets ..........................................................        1,383,757           1,276,170
                                                                           -------------       -------------

Total assets ..........................................................    $ 254,202,281       $ 267,009,449
                                                                           =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..............................................................    $ 168,319,316       $ 162,771,407
Advances from borrowers for taxes and insurance .......................          313,935             255,242
Federal Home Loan Bank advances .......................................       63,434,600          82,434,600
Accrued expenses and other liabilities ................................        2,013,526           1,877,934
Deferred income taxes .................................................          268,738             198,877
                                                                           -------------       -------------

Total liabilities .....................................................      234,350,115         247,538,060
                                                                           -------------       -------------

Commitments and contingencies .........................................               --                  --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized,
1,641,899 shares issued and outstanding in 2001 and
1,642,200 shares issued and outstanding in 2000 .......................        1,641,899           1,642,200
Additional paid-in capital ............................................        5,122,163           5,122,163
Retained earnings, restricted .........................................        3,542,000           3,427,000
Retained earnings .....................................................        9,189,301           9,059,139
Shares purchased for Recognition and Retention Plan ...................           (3,892)             (4,193)
Accumulated other comprehensive income ................................          360,695             225,080
                                                                           -------------       -------------

Total stockholders' equity ............................................       19,852,166          19,471,389
                                                                           -------------       -------------

Total liabilities and stockholders' equity ............................    $ 254,202,281       $ 267,009,449
                                                                           =============       =============

============================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                              ----------------------------
                                                                                  2001             2000
                                                                              -----------      -----------
Interest income:
Interest and fees on loans .............................................      $ 4,275,944      $ 4,183,706
Interest and dividends on investments ..................................          357,442          300,268
Interest on mortgage-backed securities .................................           36,115           26,208
                                                                              -----------      -----------

Total interest income ..................................................        4,669,501        4,510,182
                                                                              -----------      -----------

Interest expense:
Interest on deposits ...................................................        2,111,870        1,787,304
Interest on borrowings .................................................        1,010,791        1,211,527
                                                                              -----------      -----------

Total interest expense .................................................        3,122,661        2,998,831
                                                                              -----------      -----------

Net interest income ....................................................        1,546,840        1,511,351
Provision for loan losses ..............................................           45,000           45,000
                                                                              -----------      -----------

Net interest income after provision for loan losses ....................        1,501,840        1,466,351
                                                                              -----------      -----------

Other income:
Service charges and other fees .........................................          114,941           75,768
Mortgage banking activities ............................................          196,839            6,112
Gain on sale of available-for-sale investments .........................               --          175,262
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets .......................           (1,318)             459
Other ..................................................................          116,331          112,793
                                                                              -----------      -----------

Total other income .....................................................          426,793          370,394
                                                                              ===========      ===========

Other expenses:
Compensation and employee benefits .....................................          787,564          724,755
Federal insurance premiums .............................................            7,601            8,321
Advertising ............................................................           45,244           36,525
Occupancy ..............................................................          239,727          201,666
Amortization of core deposit intangible ................................           51,251           49,066
Other ..................................................................          277,969          237,721
                                                                              -----------      -----------

Other expenses .........................................................        1,409,356        1,258,054
                                                                              -----------      -----------

Income before income tax expense .......................................          519,277          578,691
Income tax expense .....................................................          184,350          197,717
                                                                              -----------      -----------

Net income .............................................................      $   334,927      $   380,974
                                                                              ===========      ===========

==========================================================================================================

Earnings per share data:

Basic earnings per share ...............................................      $      0.20      $      0.23
Weighted average number of shares outstanding ..........................        1,641,899        1,642,123

Diluted earnings per share .............................................      $      0.20      $      0.23
Weighted average number of shares outstanding,
  including dilutive stock options .....................................        1,641,899        1,642,123

Dividends per common share .............................................      $     0.125      $      0.15

==========================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                                                         Accumulated
                                                           Additional                       Other          Shares
                                            Common           Paid-in      Retained      Comprehensive    Acquired by
                                             Stock           Capital      Earnings          Income           RRP            Total
                                         ------------    ------------   ------------    -------------  -------------   ------------
Balance at December 31, 2000 .........   $  1,642,200    $  5,122,163   $ 12,486,139    $    225,080   $     (4,193)     19,471,389

Forfeiture of shares in connection
  with RRP stock .....................           (301)             --             --              --            301              --

Net income for the period ............             --              --        334,927              --             --         334,927

Changes in unrealized gain
  on available-for-sale securities ...             --              --             --         135,615             --         135,615
                                                                                                                       ------------
Total comprehensive income ...........             --              --             --              --             --         470,542

Dividends declared ...................             --              --        (89,765)             --             --         (89,765)
                                         ------------    ------------   ------------    ------------   ------------    ------------
Balance at March 31, 2001 ............   $  1,641,899    $  5,122,163   $ 12,731,301    $    360,695   $     (3,892)   $ 19,852,166
                                         ============    ============   ============    ============   ============    ============

===================================================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                                              For the Three Months Ended
                                                                                                      March 31,
                                                                                           -------------------------------
                                                                                                 2001              2000
                                                                                           ------------       ------------
                                                                                                     (Unaudited)
Cash flows provided by (used in) operating activities:
     Net income .......................................................................    $    334,927       $    380,974
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation .................................................................          94,925             86,960
         Amortization of core deposit intangible ......................................          51,251             49,066
         (Gain) loss on sale of investment securities available for sale ..............              --           (175,262)
         (Gain) loss on sale of premises and equipment,
           real estate owned and other repossessed assets .............................           1,018              3,394
         Accretion of discounts, amortization of premiums,
           and other deferred yield items, net ........................................           4,987             28,613
     Increase (decrease) in advance payments by borrowers for taxes and insurance .....          58,693             67,309
         Provision for loan losses ....................................................          45,000             45,000
         (Increase) decrease in accrued interest receivable ...........................          12,393            (72,394)
         (Increase) decrease in prepaid expenses and other assets .....................        (107,587)          (101,286)
         Increase (decrease) in accrued expenses and other liabilities ................         135,592            182,025
         Increase (decrease) in deferred income taxes .................................          69,861           (106,954)
         Increase (decrease) in other, net ............................................             (25)            36,433
                                                                                           ------------       ------------
     Net cash provided by (used in) operating activities ..............................         701,035            423,878
                                                                                           ------------       ------------
Cash flows provided by (used in) investing activities:
     Proceeds from sales of:
       Investment securities available-for-sale .......................................              --            179,179
       Real estate held for investment ................................................              --            (10,336)
       Real estate owned, other repossessed assets and premises and equipment .........           2,134                 --
     Purchases of:
       Investment securities available-for-sale .......................................      (4,539,879)                --
       Federal Home Loan Bank stock ...................................................              --                 --
       Real estate held for investment ................................................          (2,550)           (10,336)
       Premises and equipment .........................................................        (209,031)          (177,792)
     Originations of loans held for sale ..............................................      (9,505,742)        (2,716,261)
     Principal amount of loans sold ...................................................       8,355,638            733,138
     (Increase) decrease in net loans receivable ......................................       8,297,365            102,075
     Principal payments received on:
       Investment securities ..........................................................       3,000,000                 --
       Mortgage-backed securities .....................................................          86,954             67,379
                                                                                           ------------       ------------
     Net cash provided by (used in) investing activities ..............................       5,484,889         (1,832,954)
                                                                                           ------------       ------------
Cash flows provided by (used in) financing activities:
     Proceeds from Federal Home Loan Bank advances ....................................      22,500,000         14,500,000
     Repayments of Federal Home Loan Bank advances ....................................     (41,500,000)       (19,000,000)
     Increase (decrease) in deposits ..................................................       5,547,909           (724,632)

     Dividend paid on common stock ....................................................         (89,763)          (107,132)
     Issuance of common stock .........................................................              --              1,925
                                                                                           ------------       ------------
     Net cash provided by (used in) financing activities ..............................     (13,541,854)        (5,329,839)
                                                                                           ------------       ------------
Net increase (decrease) in cash and cash equivalents ..................................      (7,355,930)        (6,738,915)
Cash and cash equivalents at beginning of period ......................................      16,827,502          9,538,552
                                                                                           ------------       ------------
Cash and cash equivalents at end of period ............................................    $  9,471,572       $  2,799,637
                                                                                           ------------       ------------

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ..........................................    $    300,000       $         --
                                                                                           ------------       ------------
Cash paid during the period for interest ..............................................    $  3,163,625       $  3,010,493
                                                                                           ------------       ------------

==========================================================================================================================

See accompanying notes to consolidated financial statements.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company") and its wholly-owned direct and indirect Subsidiaries, First Federal of Northern Michigan (the "Bank") and Financial Service and Mortgage Corporation ("FSMC"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. All significant intercompany balances and transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2001, and its results of operations and statement of cash flows for the period presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2000. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

REAL ESTATE HELD FOR SALE - FSMC is engaged in the development and sale of real estate. Land held for sale or development is carried at cost, including development costs, not in excess of fair value less costs to sell determined on an individual project basis.

MORTGAGE BANKING ACTIVITIES - In 2000, the Bank began selling to investors a portion of its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statements of financial condition.

When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.

OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the consolidated balance sheet. Such items along with net income, are components of comprehensive income.

INCOME TAXES - The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (continued)

EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of shares outstanding in each period. Fully diluted earnings per share are based on weighted average shares outstanding assuming the exercise of the dilutive stock options. The Company uses the treasury stock method to compute fully diluted earnings per share, which assumes proceeds from the assumed exercise of stock options would be used to purchase common stock at the average market price during the period.

NOTE 2--REORGANIZATION.

The Company was formed as the Bank's holding company on November 14, 2000 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of the Bank's stock held by existing stockholders of the Bank was exchanged for a share of common stock of the Company by operation of law. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 56% of the Company's capital stock is owned by Alpena Bancshares M.H.C., a mutual holding company. The remaining 44% of the Company's stock is owned by the general public. The activity of the M.H.C. is not included in these financial statements.

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operation and financial condition, tax considerations and general economic conditions. Alpena Bancshares, M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive payment of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2001. In a letter dated April 13, 2001, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2001, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $3.542 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On March 20, 2001, the Company declared a cash dividend on its common stock, payable on, or about, April 25, 2001, to shareholders of record as of March 31, 2001, equal to $0.125 per share. The dividend on all shares outstanding totaled $205,000, of which $90,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The following discussion compares the financial condition of the Company and its wholly owned direct and indirect subsidiaries at March 31, 2001 and December 31, 2000, and the results of operations for the three month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Total assets declined $12.8 million, or 4.8%, to $254.2 million at March 31, 2001 from $267.0 million at December 31, 2000. Cash and cash equivalents declined by $7.4 million, or 43.7%, to $9.5 million at March 31, 2001 from $16.8 million at December 31, 2000 as excess cash was used to repay borrowings. Net loans decreased $7.2 million, or 3.3%, to $212.6 million at March 31, 2001 from $219.8 million at December 31, 2000 as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans that were subsequently sold by the Bank in the secondary market. Such sales totaled $8.4 million for the three months ended March 31, 2001.

Deposits increased $5.5 million, or 3.4%, to $168.3 million at March 31, 2001 from $162.8 million at December 31, 2000. Of this increase, $4.6 million was attributable to the Bank obtaining brokered certificates of deposit with maturities ranging from one to five years. These certificates were obtained at rates, which at the time were more favorable than those from other sources, including FHLB advances. Borrowings in the form of Federal Home Loan Bank advances declined $19.0 million, or 23.1%, to $63.4 million at March 31, 2001 from $82.4 million at December 31, 2000. This decrease was a result of the previously mentioned changes in cash, loans receivable and deposits.

Stockholders' equity increased by $381,000, or 2.0%, to $19.9 million at March 31, 2001 from $19.5 million at December 31, 2000. The increase in stockholders' equity was primarily due to net income of $335,000 and an increase in accumulated other comprehensive income of $136,000 as the result of higher market values on available-for-sale securities in the generally lower market interest rate environment. These increases were partially offset by dividends of $90,000 being paid to the stockholders.

RESULTS OF OPERATIONS

Net income declined 12.1% to $335,000 for the three months ended March 31, 2001 from $381,000 for the period ended March 31, 2000. The decline in net income was primarily due to other income realized from the sale of investment securities in 2000 and an increase in operating expenses in 2001. The declines were partially offset by an increase in mortgage banking income as well as higher service charges and other fees in 2001.

Interest income increased 3.5% to $4.7 million for the three months ended March 31, 2001 from $4.5 million for the period ended March 31, 2000. The increase in interest income was primarily attributable to the higher yield on total interest-earning assets for the period in 2001.

Interest expense increased 4.1% to $3.1 million for the three months ended March 31, 2001 from $3.0 million for the same period in 2000. The increase in interest expense was primarily attributable to higher interest rates paid on interest-bearing liabilities and partially offset by lower average balances on these liabilities for the period ended March 31, 2001 compared to the same period one year earlier.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Net interest income was relatively unchanged at $1.5 million for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001, the percentage of interest-earning assets to interest-bearing liabilities increased to 103.8% from 102.8% for the same period one year earlier. The net interest rate spread increased to 2.30% for the three months ended March 31, 2001 from 2.29% for the period ended March 31, 2000. The yield on average interest-earning assets increased to 7.72% for the three months ended March 31, 2001 from 7.44% for the period ended March 31, 2000. The cost of average interest-bearing liabilities increased to 5.42% for the three months ended March 31, 2001 from 5.15% for the period ended March 31, 2000.

Provision for loan losses were $45,000 for the three months ended March 31, 2001 and 2000. Management continues to monitor loan loss provisions because of the inherent risk of the loan (primarily commercial and consumer) portfolio. Net loans receivable, excluding loans held for sale, were $210.6 million at March 31, 2001 compared to $219.0 million at December 31, 2000. Total nonperforming assets increased to $1.0 million at March 31, 2001 from $820,000 at December 31, 2000.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Other income increased to $427,000 for the three months ended March 31, 2001 compared to $370,000 for the same period ended March 31, 2000. The increase was primarily attributable to mortgage banking activities income, and also partially due to increases in various fees collected. These increases were partially offset by a decrease in gains from the sale on available-for-sale securities. During 2000, the Company began selling new originations of 15 to 30 year fixed rate loans in the secondary market generally with servicing retained. For the three months ended March 31, 2001 and 2000, the Company had mortgage banking activities income of $197,000 and $6,000, respectively. Also in 2000, the Company recognized gains in the liquidation of certain available-for-sale securities to enhance both liquidity and future earnings. These gains totaled approximately $175,000 for the three months ended March 31, 2000.

Other expenses were $1.4 million for the three months ended March 31, 2001 compared to $1.3 million for the period ended March 31, 2000. The increase was attributable to higher compensation and benefits, occupancy, and other expenses. The increase in compensation and benefit expense was primarily due to additional personnel, general overall increases in wage rates, an increase in commissions paid due to increased loan originations and a higher cost of benefits in the 2001 period. Occupancy expense increased primarily because of increased depreciation expense on equipment. The increase in other expense was attributable to increases in several various expense accounts.

Federal income taxes decreased to $184,000 for the three months ended March 31, 2001 compared to $198,000 for the period ended March 31, 2000. The decrease was attributable to the lower taxable income.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

The Company's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments and prepayments on loans and mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity for the three months ended March 31, 2001 averaged $18.6 million, or 8.75%, compared to $15.9 million, or 7.68% for the three months ended December 31, 2000. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate and balloon mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three months ended March 31, 2001 the Company originated $20.4 million in residential mortgage loans, of which $10.0 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $6.9 million in originations during the first three months of 2000 of which $6.2 million were retained in portfolio. The Company also originated $1.9 million of commercial loans and $2.1 million of consumer loans in the first three months of 2001 compared to $1.9 million of commercial loans and $3.4 million of consumer loans for the same period in 2000. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 83.1% and 84.0%, commercial loans 5.6% and 4.8% and consumer loans 11.3% and 11.2% at March 31, 2001 and December 31, 2000, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2001 deposits funded 66.2% of the Company's total assets compared to 61.0% at December 31, 2000. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2001 the Company had $63.4 million in FHLB advances. Total borrowings as a percentage of total assets were 25.0% at March 31, 2001 as compared to 30.9% at December 31, 2000. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Stockholders' equity at March 31, 2001 was $19.9 million, or 7.8% of total assets, compared to $19.5 million, or 7.3% of total assets, at December 31, 2000. (See "Consolidated Statement of Changes in Stockholders' Equity.") The Bank is subject to three capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2001. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2001:


                                                                                          Minimum
                                                                 Regulatory              To Be Well
                                             Actual                Minimum               Capitalized
                                       -----------------       ----------------       ----------------
                                       Amount      Ratio       Amount     Ratio       Amount     Ratio
                                       ------      -----       ------     -----       ------     -----

                                                        (Dollar Amounts in Thousands)
Capital Requirements:
Tangible equity capital                $16,084      6.43%      $ 3,754     1.50%     $ 5,005     2.00%
Tier 1 (Core) capital                  $16,084      6.43%      $10,010     4.00%     $12,512     5.00%
Total risk-based capital               $16,955     11.53%      $11,760     8.00%     $14,700    10.00%
Tier 1 risk-based capital              $16,084     10.94%      $ 5,880     4.00%     $ 8,820     6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001


                           PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                    Not applicable.

Item 2 -          Changes in Securities:
                    Not applicable.

Item 3 -          Defaults Upon Senior Securities:
                    Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    Not applicable.

Item 5 -          Other Information:
                    In the first quarter of 2001, the Bank changed its name to "First Federal of Northern Michigan" from "First Federal Savings and Loan Association of Alpena, MI", to more accurately reflect the market area served by the Bank.


Item 6 -          Exhibits and Reports on Form 8-K:
                  (a)  Exhibits:  None
                  (b)  Reports on Form 8-K:  None



                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALPENA BANCSHARES, INC.
                                           Registrant


Date:    May 4, 2001               /s/  Jerry A. Christensen
                                  --------------------------
                                           Jerry A. Christensen
                                  Title: President and Chief Executive Officer (Duly Authorized Officer)


Date:    May 4, 2001               /s/  James D. Hubinger
                                  ---------------------------
                                           James D. Hubinger
                                  Title: Treasurer and Chief Financial Officer (Principal Financial Officer)