Form 10QSB
period 2001-06-30
ALPENA BANCSHARES INC
filed 2001-08-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           UNITED STATES                                    38-3567362
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                  100 S. SECOND AVENUE, ALPENA, MICHIGAN 49707
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (517) 356-9041

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes  X     No
                                                      ---      ----

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                      Outstanding at August 1, 2001
     (Title of Class)                                      1,641,579 shares

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001



                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                                                      PAGE
                                                                                                     ----
                  Consolidated Statements of Financial Condition at
                     June 30, 2001 and December 31, 2000.............................................. 3
                  Consolidated Statements of Operations For the
                     Three and Six Months Ended June 30, 2001 and June 30, 2000....................... 4
                  Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2001........................................... 5
                  Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2001 and June 30, 2000.................................................. 6
                  Notes to Consolidated Financial Statements.......................................... 7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION............................................... 9


                           PART II - OTHER INFORMATION

OTHER INFORMATION.................................................................................... 13
SIGNATURES........................................................................................... 14

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             June 30, 2001   December 31, 2000
                                                                             -------------   -----------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................   $   5,030,106   $       4,528,091
Overnight deposits with FHLB .............................................      11,647,988          12,299,411
                                                                             -------------   -----------------

Total cash and cash equivalents ..........................................      16,678,094          16,827,502
Securities available-for-sale ............................................      18,751,625          15,425,198
Loans held for sale ......................................................       3,462,072             849,953
Loans receivable, net of allowance for loan losses of
   $628,000 in 2001 and $649,000 in 2000) ................................     196,512,780         218,956,703
Foreclosed real estate and other repossessed assets ......................         291,862             149,936
Real estate held for investment ..........................................         888,389           1,113,047
Federal Home Loan Bank stock, at cost ....................................       4,293,600           4,293,600
Premises and equipment ...................................................       4,749,681           4,485,970
Accrued interest receivable ..............................................       1,387,935           1,489,841
Core deposit intangibles .................................................       2,039,026           2,141,529
Other assets .............................................................       1,527,225           1,276,170
                                                                             -------------   -----------------

Total assets .............................................................   $ 250,582,289   $     267,009,449
                                                                             =============   =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................   $ 168,516,001   $     162,771,407
Advances from borrowers for taxes and insurance ..........................         612,655             255,242
Federal Home Loan Bank advances ..........................................      58,934,600          82,434,600
Accrued expenses and other liabilities ...................................       2,045,412           1,877,934
Deferred income taxes ....................................................         279,211             198,877
                                                                             -------------   -----------------

Total liabilities ........................................................     230,387,879         247,538,060
                                                                             =============   =================


Commitments and contingencies ............................................              --                  --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,641,579 and
1,642,200 shares issued and outstanding in 2001 and 2000, respectively ...       1,641,579           1,642,200
Additional paid-in capital ...............................................       5,179,398           5,122,163
Retained earnings, restricted ............................................       3,657,000           3,427,000
Retained earnings ........................................................       9,321,474           9,059,139
Shares purchased for Recognition and Retention Plan ......................              --              (4,193)
Accumulated other comprehensive income ...................................         394,959             225,080
                                                                             -------------   -----------------

Total stockholders' equity ...............................................      20,194,410          19,471,389
                                                                             -------------   -----------------

Total liabilities and stockholders' equity ...............................   $ 250,582,289   $     267,009,449
                                                                             =============   =================
==============================================================================================================



See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Three Months               For the Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                         ------------------------------     -----------------------------
                                                            2001                2000            2001             2000
                                                         ------------------------------     -----------------------------
                                                                                        (Unaudited)
Interest income:
Interest and fees on loans ........................      $ 4,039,238       $ 4,281,226      $ 8,315,182       $ 8,464,932
Interest and dividends on investments .............          427,772           387,588          785,214           687,856
Interest on mortgage-backed securities ............           37,301            26,481           73,416            52,689
                                                         -----------       -----------      -----------       -----------

Total interest income .............................        4,504,311         4,695,295        9,173,812         9,205,477
                                                         -----------       -----------      -----------       -----------


Interest expense:
Interest on deposits ..............................        2,073,421         1,830,084        4,185,291         3,617,388
Interest on borrowings ............................          849,830         1,253,883        1,860,621         2,465,410
                                                         -----------       -----------      -----------       -----------

Total interest expense ............................        2,923,251         3,083,967        6,045,912         6,082,798
                                                         -----------       -----------      -----------       -----------

Net interest income ...............................        1,581,060         1,611,328        3,127,900         3,122,679
Provision for loan losses .........................           60,000            45,000          105,000            90,000
                                                         -----------       -----------      -----------       -----------

Net interest income after provision for loan losses        1,521,060         1,566,328        3,022,900         3,032,679
                                                         -----------       -----------      -----------       -----------


Other income:
Service charges and other fees ....................          112,252            81,917          227,193           157,685
Mortgage banking activities .......................          347,090            48,047          543,929            54,159
Gain on sale of available-for-sale investments ....             --              74,204             --             249,466
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ..          (38,929)             --            (40,247)              459
Other .............................................          199,599           148,469          315,930           261,262
                                                         -----------       -----------      -----------       -----------

Total other income ................................          620,012           352,637        1,046,805           723,031
                                                         -----------       -----------      -----------       -----------


Other expenses:
Compensation and employee benefits ................          905,415           719,454        1,692,979         1,444,209
Federal insurance premiums ........................            7,656             8,069           15,257            16,390
Advertising .......................................           46,159            37,774           91,403            74,299
Occupancy .........................................          260,820           216,528          500,547           418,194
Amortization of core deposit intangible ...........           51,252            49,087          102,503            98,153
Other .............................................          339,816           252,565          617,785           490,286
                                                         -----------       -----------      -----------       -----------

Other expenses ....................................        1,611,118         1,283,477        3,020,474         2,541,531
                                                         -----------       -----------      -----------       -----------

Income before income tax expense ..................          529,954           635,488        1,049,231         1,214,179
Income tax expense ................................          192,600           213,118          376,950           410,835
                                                         -----------       -----------      -----------       -----------

Net income ........................................      $   337,354       $   422,370      $   672,281       $   803,344
                                                         ===========       ===========      ===========       ===========

=========================================================================================================================

Earnings per share data:

Basic earnings per share...........................      $      0.21       $      0.26      $      0.41       $     0.49
Weighted average number of shares outstanding......        1,641,774         1,642,200        1,641,837        1,642,140

Diluted earnings per share.........................      $      0.21       $      0.26      $      0.41       $     0.49
Weighted average number of shares outstanding,
  including dilutive stock options.................        1,641,774         1,642,200        1,641,837        1,642,140

Dividends per common share.........................      $     0.125       $     0.125      $     0.250       $    0.275
=========================================================================================================================


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                     Accumulated
                                                        Additional                      Other            Shares
                                        Common           Paid-in        Retained    Comprehensive      Acquired by
                                        Stock            Capital        Earnings       Income             RRP             Total
                                     ------------     ------------    ------------  -------------     ------------     ------------

Balance at December 31, 2000 .....   $  1,642,200     $  5,122,163    $ 12,486,139    $    225,080    $     (4,193)      19,471,389

Stock issued upon exercise of
  stock options (200 shares) .....             --               --              --              --              --               --

Forfeiture of shares in connection
  with RRP stock .................           (621)              --              --              --             621               --
                                                                                                                       ------------
RRP stock release ................                          57,235                                           3,572           60,807

Net income for the period ........             --               --         672,281              --              --          672,281

Changes in unrealized gain
  on available-for-sale securities             --               --              --         169,879              --          169,879
                                                                                                                       ------------

Total comprehensive income .......             --               --              --              --              --          842,160

Dividends declared ...............             --               --        (179,946)             --              --         (179,946)
                                     ------------     ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2001 .........   $  1,641,579     $  5,179,398    $ 12,978,474    $    394,959    $         --     $ 20,194,410
                                     ============     ============    ============    ============    ============     ============


--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the Six Months Ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                            2001                2000
                                                                                        ------------        ------------
                                                                                                  (Unaudited)
Cash flows provided by (used in) operating activities:
     Net income .................................................................       $    672,281        $    803,344
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation ...........................................................            201,051             182,714
         Amortization of core deposit intangible ................................            102,503              99,590
         (Gain) loss on sale of investment securities available for sale ........                 --            (424,728)
         (Gain) loss on sale of real estate held for investment .................             26,491                  --
         (Gain) loss on sale of premises and equipment,
           real estate owned and other repossessed assets .......................              2,218               3,394
         Accretion of discounts, amortization of premiums,
           and other deferred yield items, net ..................................             33,876              78,253
     Increase (decrease) in advance payments by borrowers for taxes and insurance            357,413             351,182
         Provision for loan losses ..............................................            105,000              90,000
         (Increase) decrease in accrued interest receivable .....................            101,906            (101,780)
         (Increase) decrease in prepaid expenses and other assets ...............           (170,721)           (445,921)
         Increase (decrease) in accrued expenses and other liabilities ..........            167,478             (70,752)
         Increase (decrease) in other, net ......................................              5,267             (12,451)
                                                                                        ------------        ------------

     Net cash provided by (used in) operating activities ........................          1,604,763             552,845
                                                                                        ------------        ------------

Cash flows provided by (used in) investing activities:
   Proceeds from sales of:
       Investment securities available-for-sale .................................                 --             254,851
       Real estate held for investment ..........................................            162,988             181,058
       Real estate owned, other repossessed assets and premises and equipment ...             95,095              98,768
     Purchases of:
       Investment securities available-for-sale .................................         (8,320,183)                 --
       Federal Home Loan Bank stock .............................................                 --                  --
       Real estate held for investment ..........................................             (2,550)            (10,336)
       Premises and equipment ...................................................           (523,253)           (331,136)
     Originations of loans held for sale ........................................        (33,074,575)         (6,046,904)
     Principal amount of loans sold .............................................         30,462,456           5,115,240
     (Increase) decrease in net loans receivable ................................         22,135,177            (831,663)
     Principal payments received on:
       Investment securities ....................................................          5,000,000                  --
       Mortgage-backed securities ...............................................            245,606             123,652
                                                                                        ------------        ------------

     Net cash provided by (used in) investing activities ........................         16,180,761          (1,446,470)
                                                                                        ------------        ------------

Cash flows provided by (used in) financing activities:
     Proceeds from Federal Home Loan Bank advances ..............................         22,500,000          68,000,000
     Repayments of Federal Home Loan Bank advances ..............................        (46,000,000)        (71,000,000)
     Increase (decrease) in deposits ............................................          5,744,594          (1,612,402)

     Dividend paid on common stock ..............................................           (179,526)           (196,883)
     Issuance of common stock ...................................................                 --              38,511
                                                                                        ------------        ------------

     Net cash provided by (used in) financing activities ........................        (17,934,932)         (4,770,774)
                                                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents ............................           (149,408)         (5,664,399)
Cash and cash equivalents at beginning of period ................................         16,827,502           9,538,552
                                                                                        ------------        ------------

Cash and cash equivalents at end of period ......................................       $ 16,678,094        $  3,874,153
                                                                                        ============        ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ....................................       $    385,000        $    375,000
                                                                                        ============        ============
Cash paid during the period for interest ........................................       $  6,083,723        $  6,101,153
                                                                                        ============        ============

========================================================================================================================


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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2001, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2000. Results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE 2--REORGANIZATION.

The Company was formed as the Bank's holding company on November 14, 2000 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of the Bank's stock held by existing stockholders of the Bank was exchanged for a share of common stock of the Company by operation of law. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 56% of the Company's outstanding common stock is owned by Alpena Bancshares M.H.C., a mutual holding company (the "M.H.C."). The remaining 44% of the Company's stock is owned by the general public. The activity of the M.H.C. is not included in these financial statements.

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operation and financial condition, tax considerations and general economic conditions. Alpena Bancshares, M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive payment of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2001. In a letter dated April 13, 2001, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2001, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $3.657 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On June 29, 2001, the Company declared a cash dividend on its common stock, payable on, or about, July 25, 2001, to shareholders of record as of June 30, 2001, equal to $0.125 per share. The dividend on all shares outstanding totaled $205,000, of which $90,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of the Company and its wholly owned direct and indirect subsidiaries at June 30, 2001 and December 31, 2000, and the results of operations for the three and six month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets declined $16.4 million, or 6.2%, to $250.6 million at June 30, 2001 from $267.0 million at December 31, 2000. Net loans decreased $19.8 million, or 9.0%, to $200.0 million at June 30, 2001 from $219.8 million at December 31, 2000 as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans that were subsequently sold by the Bank in the secondary market. Such sales totaled $30.5 million for the six months ended June 30, 2001.

Deposits increased $5.7 million, or 3.5%, to $168.5 million at June 30, 2001 from $162.8 million at December 31, 2000. Of this increase, $4.6 million was attributable to the Bank obtaining brokered certificates of deposit with maturities ranging from one to five years. These certificates were obtained at rates, which at the time were more favorable than those from other sources, including FHLB advances. Borrowings in the form of Federal Home Loan Bank advances declined $23.5 million, or 28.5%, to $58.9 million at June 30, 2001 from $82.4 million at December 31, 2000. This decrease was a result of the previously mentioned changes in loans receivable and deposits.

Stockholders' equity increased by $723,000, or 3.7%, to $20.2 million at June 30, 2001 from $19.5 million at December 31, 2000. The increase in stockholders' equity was primarily due to net income of $672,000 and an increase in accumulated other comprehensive income of $170,000 as the result of higher market values on available-for-sale securities in the generally lower market interest rate environment. These increases were partially offset by dividends of $180,000 paid to the stockholders.

RESULTS OF OPERATIONS

Net income declined 20.1% to $337,000 for the three months ended June 30, 2001 from $422,000 for the same period ended June 30, 2000. Net income for the six months ended June 30, 2001 was $672,000, a decline of $131,000 or 16.3% from the same period in 2000. The decreases in net income were primarily due to other income realized from the sale of investment securities in 2000 and an increase in operating expenses in 2001. The declines were partially offset by an increase in mortgage banking income as well as higher service charges and other fees in 2001.

Interest income was $4.5 million and $9.2 million for the three and six months ended June 30, 2001, respectively, from $4.7 million and 9.2 million for the comparable periods in 2000. The decrease in interest income for the three month period ended June 30 2001 from the prior year period was primarily due to the sale of mortgage loans. The sale of these loans resulted in a decline in the average balance of residential mortgage loans of approximately $25.8 million for the three months ended June 30, 2001 from the prior year period. This decline was partially offset by an increase in the average balance of non-mortgage loans of $8.1 million for the three months ended June 30, 2001 from the prior year period.

Interest expense was $2.9 million and $6.0 million for the three and six month periods ended June 30, 2001 compared to $3.1 million and $6.1 million for the same periods in 2000. The decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the periods ended June 30, 2001 compared to the same periods one year earlier.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Net interest income was relatively unchanged at $1.5 million and $3.1 million for each of the three and six months ended June 30, 2001 and 2000. For both the three and six months ended June 30, 2001, the percentage of average interest-earning assets to average interest-bearing liabilities increased to 103.9% from 102.9% and 103.0% for the same periods one year earlier. The net interest rate spread declined slightly to 2.47% and 2.38% for the three and six months ended June 30, 2001 from 2.48% and 2.40% for the same periods in 2000. The yield on average interest-earning assets declined to 7.63% for the three months ended June 30, 2001 from 7.70% for the period ended June 30, 2000, while the yield for the six month period increased to 7.68% from 7.57%. The cost of average interest-bearing liabilities declined to 5.16% from 5.22% for the three months ended June 30, 2001 and June 30, 2000, respectively. This cost increased to 5.30% from 5.17% for the six month period ended June 30, 2001 when compared to the same period one year earlier.

Provision for loan losses increased $15,000 to $60,000 and $105,000 for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Management continues to monitor loan loss provisions because of the inherent risk of the loan (primarily commercial and consumer) portfolio. Net loans receivable, excluding loans held for sale, were $196.5 million at June 30, 2001 compared to $219.0 million at December 31, 2000. Total nonperforming assets increased to $892,000 at June 30, 2001 from $820,000 at December 31, 2000.

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

Other income increased to $620,000 and $1.0 million for the three and six months ended June 30, 2001, respectively, compared to $353,000 and $723,000 for the same periods ended June 30, 2000. The increase was primarily attributable to mortgage banking activities income, and also partially due to increases in various fees collected. These increases were partially offset by having no recorded gains from the sale of available-for-sale securities in 2001. During 2000, the Company began selling new originations of 15 to 30 year fixed rate loans in the secondary market generally with servicing retained. For the three and six month periods ended June 30, 2001, the Company had mortgage banking activities income of $347,000 and $544,000, respectively, compared to $48,000 and $54,000 for the same periods in 2000. Also in 2000, the Company recognized gains in the liquidation of certain available-for-sale securities to enhance both liquidity and future earnings. These gains totaled approximately $74,000 and $249,000 for the three and six months ended June 30, 2000.

Other expenses were $1.6 million and $3.0 million for the three and six months ended June 30, 2001, respectively, compared to $1.3 million and $2.5 million for the same periods ended June 30, 2000. The increase was attributable to higher compensation and benefits, occupancy, and other expenses. The increase in compensation and benefit expense was primarily due to additional personnel, general overall increases in wage rates, an increase in commissions paid due to increased loan originations and a higher cost of benefits in the 2001 period. Occupancy expense increased primarily because of increased depreciation expense on equipment. The increase in other expense was attributable to increases in several various expense accounts.

Federal income taxes decreased to $193,000 and $377,000 for the three and six month periods ended June 30, 2001 compared to $213,000 and $411,000 for the same periods in 2000. The decrease was attributable to the lower taxable income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity for the three months ended June 30, 2001 averaged $22.8 million, or 11.45%, compared to $18.6 million, or 8.75% and $15.9 million, or 7.68% for the three months ended March 31, 2001 and December 31, 2000, respectively. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate and balloon mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six months ended June 30, 2001 the Company originated $66.3 million in residential mortgage loans, of which $35.8 million were retained in the portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $23.7 million in originations during the first six months of 2000 of which $18.5 million were retained in the portfolio. The Company also originated $7.9 million of commercial loans and $6.2 million of consumer loans in the first six months of 2001 compared to $4.0 million of commercial loans and $7.8 million of consumer loans for the same period in 2000. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 82.7% and 84.0%, commercial loans 5.4% and 4.8% and consumer loans 11.9% and 11.2% at June 30, 2001 and December 31, 2000, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2001, deposits funded 67.3% of the Company's total assets compared to 61.0% at December 31, 2000. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2001, the Company had $58.9 million in FHLB advances. Total borrowings as a percentage of total assets were 23.5% at June 30, 2001 as compared to 30.9% at December 31, 2000. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Stockholders' equity at June 30, 2001 was $20.2 million, or 8.06% of total assets, compared to $19.5 million, or 7.3% of total assets, at December 31, 2000. (See "Consolidated Statement of Changes in Stockholders' Equity.") The Bank is subject to three capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2001. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2001:

                                                                                                  Minimum
                                                                          Regulatory            To Be Well
                                                       Actual               Minimum             Capitalized
                                                ---------------------------------------------------------------
                                                Amount       Ratio    Amount      Ratio      Amount      Ratio
                                                ------       -----    ------      -----      ------      ------
                                                                       (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                         $16,437      6.66%    $ 3,699      1.50%     $ 4,933     2.00%
Tier 1 (Core) capital                           $16,437      6.66%    $ 9.865      4.00%     $12,331     5.00%
Total risk-based capital                        $17,331     11.97%    $11,581      8.00%     $14,477    10.00%
Tier 1 risk-based capital                       $16,437     11.35%    $ 5,791      4.00%     $ 8,686     6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001


                           PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                    Not applicable.

Item 2 -          Changes in Securities:
                    Not applicable.

Item 3 -          Defaults Upon Senior Securities:
                    Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                   On April 17, 2001, the company held its annual meeting of stockholders for the purpose of the election of two Directors to three terms and for the ratification of the engagement of Plante and Moran, LLP as the auditors for the year ending December 31, 2001.

                   The number of votes cast at the meeting was as follows:

                                                                   NUMBER OF VOTES
                                                                   ---------------
                                                                 FOR           WITHHELD
                                                                 ---           --------
     Election of Directors:
     ---------------------
     Gary Bensinger                                           1,463,694         65,952
     Keith Wallace                                            1,464,636         65,010

                                                                            NUMBER OF VOTES
                                                                            ---------------
                                                                 FOR            AGAINST         ABSTAIN
                                                                 ---            -------         -------
     Ratification of Appointment of Auditors                  1,523,895          1,500           4,251


Item 5 -          Other Information:
                    In the first quarter of 2001, the Bank changed its name to "First Federal of Northern Michigan" from "First Federal Savings and Loan Association of Alpena, MI", to more accurately reflect the market area served by the Bank.

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits:  None
                  (b) Reports on Form 8-K:
                         Report dated May 23, 2001 announcing the Registrants'
                      appointment of Martin A. Thomson as acting President and Chief Executive Officer to succeed Jerry A. Christensen.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001





                                   SIGNATURES
         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALPENA BANCSHARES, INC.
                                           Registrant


Date:    August 14, 2001                    /s/  Martin A. Thomson
                                           --------------------------
                                           Martin A. Thomson
                                  Title: President and Chief Executive Officer (Duly Authorized Officer)


Date:    August 14, 2001                    /s/  James D. Hubinger
                                           --------------------------
                                           James D. Hubinger
                                  Title: Treasurer and Chief Financial Officer (Principal Financial Officer)