Form 10-Q
period 2001-09-30
ALPENA BANCSHARES INC
filed 2001-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------   -----------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                           38-3567362
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  100 S. SECOND AVENUE, ALPENA, MICHIGAN 49707
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (517) 356-9041

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                   Outstanding at November 1, 2001
       (Title of Class)                               1,641,579 shares

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001



                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                 ----
                  Consolidated Statements of Financial Condition at
                     September 30, 2001 and December 31, 2000......................................3
                  Consolidated Statements of Operations for the Three and Nine
                     Months Ended September 30, 2001 and September 30, 2000........................4
                  Consolidated Statement of Changes in Stockholders' Equity
                     For the Nine Months Ended September 30, 2001..................................5
                  Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2001 and September 30, 2000.....................................6
                  Notes to Consolidated Financial Statements.......................................7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION........................................9


                           PART II - OTHER INFORMATION

OTHER INFORMATION................................................................................14
SIGNATURES.......................................................................................15


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

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              September 30, 2001  December 31, 2000
                                                                              ------------------  -----------------
                                                                                          (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................      $   3,747,095      $   4,528,091
Overnight deposits with FHLB .............................................         16,360,153         12,299,411
                                                                                -------------      -------------

Total cash and cash equivalents ..........................................         20,107,248         16,827,502
Securities available-for-sale ............................................         21,506,198         15,425,198
Loans held for sale ......................................................            119,104            849,953
Loans receivable, net of allowance for loan losses of
    $677,000 in 2001 and $649,000 in 2000) ...............................        190,365,872        218,956,703
Foreclosed real estate and other repossessed assets ......................            157,192            149,936
Real estate held for investment ..........................................            685,683          1,113,047
Federal Home Loan Bank stock, at cost ....................................          4,293,600          4,293,600
Premises and equipment ...................................................          4,800,143          4,485,970
Accrued interest receivable ..............................................          1,403,200          1,489,841
Core deposit intangibles .................................................          1,987,775          2,141,529
Other assets .............................................................          1,778,957          1,276,170
                                                                                -------------      -------------

Total assets .............................................................      $ 247,204,972      $ 267,009,449
                                                                                =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................      $ 167,110,693      $ 162,771,407
Advances from borrowers for taxes and insurance ..........................            603,559            255,242
Federal Home Loan Bank advances ..........................................         56,934,600         82,434,600
Accrued expenses and other liabilities ...................................          1,851,439          1,877,934
Deferred income taxes ....................................................            304,629            198,877
                                                                                -------------      -------------

Total liabilities ........................................................        226,804,920        247,538,060
                                                                                -------------      -------------

Commitments and contingencies ............................................                 --                 --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,641,579 and
    1,642,200 shares issued and outstanding in 2001 and 2000, respectively          1,641,579          1,642,200
Additional paid-in capital ...............................................          5,179,398          5,122,163
Retained earnings, restricted ............................................          3,772,000          3,427,000
Retained earnings ........................................................          9,362,776          9,059,139
Shares purchased for Recognition and Retention Plan ......................                 --             (4,193)
Accumulated other comprehensive income ...................................            444,299            225,080
                                                                                -------------      -------------

Total stockholders' equity ...............................................         20,400,052         19,471,389
                                                                                -------------      -------------

Total liabilities and stockholders' equity ...............................      $ 247,204,972      $ 267,009,449
                                                                                =============      =============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               For the Three Months                   For the Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                         -------------------------------       -------------------------------
                                                              2001              2000               2001              2000
                                                         ------------       ------------       ------------       ------------
                                                                                     (Unaudited)
Interest income:
Interest and fees on loans ........................      $  3,794,767       $  4,345,533       $ 12,109,949       $ 12,810,465
Interest and dividends on investments .............           474,527            301,221          1,259,741            989,077
Interest on mortgage-backed securities ............            34,530             26,022            107,946             78,711
                                                         ------------       ------------       ------------       ------------

Total interest income .............................         4,303,824          4,672,776         13,477,636         13,878,253
                                                         ------------       ------------       ------------       ------------


Interest expense:
Interest on deposits ..............................         1,934,685          1,895,546          6,119,976          5,512,934
Interest on borrowings ............................           855,251          1,316,817          2,715,872          3,782,227
                                                         ------------       ------------       ------------       ------------

Total interest expense ............................         2,789,936          3,212,363          8,835,848          9,295,161
                                                         ------------       ------------       ------------       ------------

Net interest income ...............................         1,513,888          1,460,413          4,641,788          4,583,092
Provision for loan losses .........................            75,000             45,000            180,000            135,000
                                                         ------------       ------------       ------------       ------------

Net interest income after provision for
  loan losses .....................................         1,438,888          1,415,413          4,461,788          4,448,092
                                                         ------------       ------------       ------------       ------------


Other income:
Service charges and other fees ....................           290,766            215,551            783,180            586,551
Mortgage banking activities .......................           257,858             84,051            801,787            138,210
Gain on sale of available-for-sale investments ....           182,906            756,894            182,906          1,003,154
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ..          (145,327)          (297,228)          (185,274)          (296,769)
Other .............................................            47,413             19,955            103,714             71,942
                                                         ------------       ------------       ------------       ------------

Total other income ................................           633,616            779,223          1,686,313          1,503,088
                                                         ------------       ------------       ------------       ------------


Other expenses:
Compensation and employee benefits ................           991,390            731,870          2,684,369          2,174,620
Federal insurance premiums ........................             7,845              7,945             23,102             24,335
Advertising .......................................            44,828             39,108            136,231            113,407
Occupancy .........................................           294,964            239,887            795,511            656,081
Amortization of core deposit intangible ...........            51,256             51,254            153,759            149,407
Other .............................................           287,672            248,580            911,349            743,159
                                                         ------------       ------------       ------------       ------------

Other expenses ....................................         1,677,955          1,318,644          4,704,321          3,861,009
                                                         ------------       ------------       ------------       ------------

Income before income tax expense ..................           394,549            875,992          1,443,780          2,090,171
Income tax expense ................................           148,049            301,487            524,999            712,322
                                                         ------------       ------------       ------------       ------------

Net income ........................................      $    246,500       $    574,505       $    918,781       $  1,377,849
                                                         ============       ============       ============       ============


Earnings per share data:

Basic earnings per share ..........................      $       0.15       $       0.35       $       0.56       $       0.84
Weighted average number of shares outstanding .....         1,641,579          1,642,200          1,641,743          1,642,174

Diluted earnings per share ........................      $       0.15       $       0.35       $       0.58       $       0.84
Weighted average number of shares outstanding,
  including dilutive stock options ................         1,642,916          1,642,200          1,642,189          1,642,174

Dividends per common share ........................      $      0.125       $      0.125       $      0.375       $       0.40


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                     Accumulated
                                                       Additional                       Other         Shares
                                        Common          Paid-in       Retained      Comprehensive   Acquired by
                                         Stock          Capital       Earnings         Income           RRP           Total
                                     ------------    ------------   ------------    ------------   ------------    ------------

Balance at December 31, 2000 .....   $  1,642,200    $  5,122,163   $ 12,486,139    $    225,080   $     (4,193)     19,471,389

Stock issued upon exercise of
  stock options (200 shares) .....             --              --             --              --             --              --

Forfeiture of shares in connection
  with RRP stock .................           (621)             --             --              --            621              --

RRP stock release ................                         57,235                                         3,572          60,807

Net income for the period ........             --              --        918,781              --             --         918,781

Changes in unrealized gain on
  available-for-sale securities ..             --              --             --         219,219             --         219,219
                                                                                                                   ------------

Total comprehensive income .......             --              --             --              --             --       1,138,000

Dividends declared ...............             --              --       (270,144)             --             --        (270,144)
                                     ------------    ------------   ------------    ------------   ------------    ------------

Balance at September  30, 2001 ...   $  1,641,579    $  5,179,398   $ 13,134,776    $    444,299   $         --    $ 20,400,052
                                     ============    ============   ============    ============   ============    ============


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                         2001            2000
                                                                                    ------------    ------------
                                                                                             (Unaudited)
Cash flows provided by (used in) operating activities:
     Net income .................................................................   $    918,781    $  1,377,849
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation ...........................................................        319,100         293,922
         Amortization of core deposit intangible ................................        153,759         147,219
         (Gain) loss on sale of investment securities available for sale ........       (182,906)     (1,003,154)
         (Gain) loss on sale of real estate held for investment .................         28,210              --
         (Gain) loss on sale of premises and equipment,
           real estate owned and other repossessed assets .......................        157,064         296,216
         Accretion of discounts, amortization of premiums,
           and other deferred yield items, net ..................................         33,667          69,364
     Increase (decrease) in advance payments by borrowers for taxes and insurance        348,317         342,523
         Provision for loan losses ..............................................        180,000         135,000
         (Increase) decrease in accrued interest receivable .....................         86,641        (179,564)
         (Increase) decrease in prepaid expenses and other assets ...............       (397,035)       (146,456)
         Increase (decrease) in accrued expenses and other liabilities ..........        (26,495)       (228,108)
         Increase (decrease) in deferred income taxes ...........................             --              --
         Increase (decrease) in other, net ......................................       (275,916)         74,183
                                                                                    ------------    ------------

     Net cash provided by (used in) operating activities ........................      1,343,187       1,178,994
                                                                                    ------------    ------------

Cash flows provided by (used in) investing activities:
     Proceeds from sales of:
       Investment securities available-for-sale .................................        185,844       1,023,229
       Real estate held for investment ..........................................        374,583         165,095
       Real estate owned, other repossessed assets and premises and equipment ...        239,706         354,759
     Purchases of:
       Investment securities available-for-sale .................................    (13,166,342)             --
       Real estate held for investment ..........................................        (14,550)        (10,336)
       Premises and equipment ...................................................       (590,190)       (456,213)
     Originations of loans held for sale ........................................    (48,577,484)    (10,020,277)
     Principal amount of loans sold .............................................     49,308,333      10,020,277
     (Increase) decrease in net loans receivable ................................     28,200,602      (1,442,105)
     Principal payments received on:
       Investment securities ....................................................      7,000,000              --
       Mortgage-backed securities ...............................................        406,915         171,016
                                                                                    ------------    ------------

     Net cash provided by (used in) investing activities ........................     23,367,417        (194,555)
                                                                                    ------------    ------------

Cash flows provided by (used in) financing activities:
     Proceeds from Federal Home Loan Bank advances ..............................     22,500,000      94,500,000
     Repayments of Federal Home Loan Bank advances ..............................    (48,000,000)    (98,000,000)
     Increase (decrease) in deposits ............................................      4,339,286         102,514

     Dividend paid on common stock ..............................................       (270,144)       (286,634)
     Issuance of common stock ...................................................             --          45,466

     Net cash provided by (used in) financing activities ........................    (21,430,858)     (3,638,654)
                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents ............................      3,279,746      (2,654,215)
Cash and cash equivalents at beginning of period ................................     16,827,502       9,538,552
                                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................................   $ 20,107,248    $  6,884,337
                                                                                    ------------    ------------

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ....................................   $    385,000    $    575,000
                                                                                    ------------    ------------
Cash paid during the period for interest ........................................   $  8,735,599    $  9,312,485
                                                                                    ------------    ------------


See accompanying notes to consolidated financial statements.


                                       6.

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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2001, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2000. Results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operation and financial condition, tax considerations and general economic conditions. Alpena Bancshares, M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive payment of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2001. In a letter dated April 13, 2001, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2001, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $3.772 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On September 14, 2001, the Company declared a cash dividend on its common stock, payable on, or about, October 25, 2001, to shareholders of record as of September 30, 2001, equal to $0.125 per share. The dividend on all shares outstanding totaled $205,000, of which $90,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of the Company and its wholly owned direct and indirect subsidiaries at September 30, 2001 and December 31, 2000, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets declined $19.8 million, or 7.4%, to $247.2 million at September 30, 2001 from $267.0 million at December 31, 2000. Net loans decreased $29.3 million, or 13.3%, to $190.5 million at September 30, 2001 from $219.8 million at December 31, 2000 as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans that were subsequently sold by the Bank in the secondary market. Such sales totaled $49.3 million for the nine months ended September 30, 2001.

Deposits increased $4.3 million, or 2.7%, to $167.1 million at September 30, 2001 from $162.8 million at December 31, 2000. Of this increase, $4.6 million was attributable to the Bank obtaining brokered certificates of deposit with maturities ranging from one to five years. These certificates were obtained at rates, which at the time were more favorable than those from other sources, including FHLB advances. Borrowings in the form of Federal Home Loan Bank advances declined $25.5 million, or 30.9%, to $56.9 million at September 30, 2001 from $82.4 million at December 31, 2000. This decrease was a result of the previously mentioned changes in loans receivable and deposits.

Stockholders' equity increased by $929,000, or 4.8%, to $20.4 million at September 30, 2001 from $19.5 million at December 31, 2000. The increase in stockholders' equity was primarily due to net income of $919,000 and an increase in accumulated other comprehensive income of $219,000 as the result of higher market values on available-for-sale securities in the generally lower market interest rate environment. These increases were partially offset by dividends of $270,000 paid to the stockholders.

RESULTS OF OPERATIONS

Net income declined 57.1% to $247,000 for the three months ended September 30, 2001 from $575,000 for the same period ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $919,000, a decline of $459,000 or 33.3% from the same period in 2000. The decreases in net income were primarily due to other income realized from the sale of investment securities in 2000 and an increase in operating expenses in 2001. The declines were partially offset by an increase in mortgage banking income as well as higher service charges and other fees in 2001.

Interest income was $4.3 million and $13.5 million for the three and nine months ended September 30, 2001, respectively, from $4.7 million and $13.9 million for the comparable periods in 2000. The decrease in interest income for the three and nine month periods ended September 30, 2001 from the prior year periods was primarily due to the sale of mortgage loans. The sale of these loans resulted in a decline in the average balance of residential mortgage loans of approximately $42.1 million and $31.0 million for the three and nine month periods ended September 30, 2001, respectively, from the prior year periods. These declines were partially offset by increases in the average balances of non-mortgage loans of $10.6 million and $12.5 million, investment securities of $7.5 million and $5.5 million and other investments, which are primarily overnight deposits, of $15.0 million and $7.4 million for the three and nine months ended September 30, 2001, respectively, from the prior year periods.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Interest expense was $2.8 million and $8.8 million for the three and nine month periods ended September 30, 2001 compared to $3.2 million and $9.3 million for the same periods in 2000. The decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the periods ended September 30, 2001 compared to the same periods one year earlier.

Net interest income was relatively unchanged at $1.5 million and $4.6 million for each of the three and nine months ended September 30, 2001 and 2000. For the three and nine months ended September 30, 2001, the percentage of average interest-earning assets to average interest-bearing liabilities increased to 104.5% and 104.1% from 103.0% and 102.9% for the same periods one year earlier. The net interest rate spread declined to 2.39% for both the three and nine months ended September 30, 2001 from 2.44% and 2.50% for the same periods in 2000. The yield on average interest-earning assets declined to 7.32% for the three months ended September 30, 2001 from 7.83% for the period ended September 30, 2000, while the yield for the nine month period declined to 7.56% from 7.75%. The cost of average interest-bearing liabilities declined to 4.92% from 5.39% for the three months ended September 30, 2001 and September 30, 2000, respectively. This cost declined to 5.17% from 5.25% for the nine month period ended September 30, 2001 when compared to the same period one year earlier.

Provision for loan losses increased to $75,000 and $180,000 for the three and nine months ended September 30, 2001, respectively, compared to $45,000 and $135,000 for the same periods in 2000. Management continues to monitor loan loss provisions because of the inherent risk of the loan (primarily commercial and consumer) portfolio. Net loans receivable, excluding loans held for sale, were $190.4 million at September 30, 2001 compared to $219.0 million at December 31, 2000. Total nonperforming assets declined slightly to $806,000 at September 30, 2001 from $820,000 at December 31, 2000.

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

Other income declined $145,000 to $634,000 for the three months ended September 30, 2001, and increased $183,000 to $1.7 million for the nine month period ended September 30, 2001 from the same periods one year earlier. The increase was primarily attributable to mortgage banking activities income, and also partially due to increases in various fees collected. These increases were partially offset by having lower recorded gains from the sale of available-for-sale securities in 2001. During 2000, the Company began selling new originations of 15 to 30 year fixed rate loans in the secondary market generally with servicing retained. For the three and nine month periods ended September 30, 2001, the Company had mortgage banking activities income of $258,000 and $802,000, respectively, compared to $84,000 and $138,000 for the same periods in 2000. Also in 2000, the Company recognized gains in the liquidation of certain available-for-sale securities to enhance both liquidity and future earnings. These gains totaled approximately $183,000 for the three and nine month periods ended September 31, 2001 which reflect declines of $574,000 and $820,000 from the three and nine months periods ended September 30, 2000, respectively.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Other expenses were $1.7 million and $4.7 million for the three and nine months ended September 30, 2001, respectively, compared to $1.3 million and $3.9 million for the same periods ended September 30, 2000. The increase was attributable to higher compensation and benefits, occupancy, and other expenses. The increase in compensation and benefit expense was primarily due to additional personnel, general overall increases in wage rates, an increase in commissions paid due to increased loan originations and a higher cost of benefits in the 2001 period. Occupancy expense increased primarily because of increased depreciation expense on equipment. The increase in other expense was attributable to increases in several various expense accounts.

Federal income taxes declined to $148,000 and $525,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $301,000 and $712,000 for the same periods in 2000. The decrease was attributable to the decline in taxable income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity for the three months ended September 30, 2001 averaged $27.1 million, or 17.6%, compared to $15.9 million, or 7.68% and $16.5 million, or 8.10% for the three months ended December 31, 2000 and September 30, 2000, respectively. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate and balloon mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine months ended September 30, 2001 the Company originated $79.4 million in residential mortgage loans, of which $30.1 million were retained in the portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $36.2 million in originations during the first nine months of 2000 of which $26.2 million were retained in the portfolio. The Company also originated $11.4 million of commercial loans and $9.3 million of consumer loans in the first nine months of 2001 compared to $6.4 million of commercial loans and $11.5 million of consumer loans for the same period in 2000. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 81.3% and 84.0%, commercial loans 5.8% and 4.8% and consumer loans 12.9% and 11.2% at September 30, 2001 and December 31, 2000, respectively.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At September 30, 2001, deposits funded 67.6% of the Company's total assets compared to 61.0% at December 31, 2000. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2001, the Company had $56.9 million in FHLB advances. Total borrowings as a percentage of total assets were 23.0% at September 30, 2001 as compared to 30.9% at December 31, 2000. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Stockholders' equity at September 30, 2001 was $20.4 million, or 8.3% of total assets, compared to $19.5 million, or 7.3% of total assets, at December 31, 2000. (See "Consolidated Statement of Changes in Stockholders' Equity.") The Bank is subject to three capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2001. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2001:

                                                                                 Minimum
                                                            Regulatory          To Be Well
                                      Actual                  Minimum           Capitalized
                                ------------------      -----------------    ------------------
                                Amount       Ratio      Amount       Ratio   Amount       Ratio
                                ------       -----      ------       -----   ------       -----
                                                    (Dollars in Thousands)
Capital Requirements:
Tangible equity capital        $16,643       6.82%      $ 3,658      1.50%   $ 4,878       2.00%
Tier 1 (Core) capital          $16,643       6.82%      $ 9,756      4.00%   $12,195       5.00%
Total risk-based capital       $17,320      12.86%      $10,778      8.00%   $13,472      10.00%
Tier 1 risk-based capital      $16,642      12.35%      $ 5,389      4.00%   $ 8,083       6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


                           PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                    Not applicable.

Item 2 -          Changes in Securities:
                    Not applicable.

Item 3 -          Defaults Upon Senior Securities:
                    Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    Not applicable

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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a)      Exhibits:
                           None
                  (b)      Reports on Form 8-K:
                           None

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALPENA BANCSHARES, INC.
                                          Registrant


Date: November 14, 2001                   /s/  Martin A. Thomson
                                          -----------------------
                                          Martin A. Thomson
                                 Title:   President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date: November 14, 2001                   /s/  James D. Hubinger
                                          ---------------------------
                                          James D. Hubinger
                                 Title:   Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)