Form 10KSB40
period 2001-12-31
ALPENA BANCSHARES INC
filed 2002-04-01
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
        For the Fiscal Year Ended December 31, 2001
                                       OR
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from _______________ to _________________

                        COMMISSION FILE NUMBER: 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              UNITED STATES                                38-3567362
------------------------------------------       ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 100 S. SECOND AVENUE, ALPENA, MICHIGAN                       49707
 --------------------------------------                       -----
(Address of Principal Executive Offices)                    Zip Code


                                 (989) 356-9041
                                 --------------
                         (Registrant's telephone number)

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
         YES      .   NO      .
             -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         As of February 28, 2002, there were issued and outstanding 1,641,579 shares of the Registrant's common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on February 28, 2002 was $8.4 million. This amount does not include shares held by the Bank's Employee Stock Ownership Plan, by executive officers and directors, and by Alpena Bancshares, M.H.C.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2001 (Part II).
2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Alpena Bancshares, Inc. (the "Company") is a federally chartered holding company that conducts business principally through its wholly owned subsidiary, First Federal of Northern Michigan, a federally chartered savings association (the "Bank"). The Company was formed in November 2000 when the Bank reorganized into the holding company structure. In this reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Company's common stock. The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. The Company has substantially no independent operations separate from its role as holding company for the Bank. Accordingly, the operations of the Bank as described in this report effectively describe the operations of the Company. At December 31, 2001, the Company had total assets of $241.5 million, total deposits of $166.5 million, and stockholders' equity of $20.6 million. The Company's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (989) 356-9041.

         The Bank is a federally chartered savings association that conducts its operations from nine full-service facilities located in Cheboygan, Alpena, Iosco, Montmorency, Otsego and Oscoda Counties, Michigan. The Bank has operated in Alpena since its chartering in 1957. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank System since 1957.

         The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in one- to four-family residential real estate mortgages, commercial real estate loans and consumer loans.

         The Bank's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (989) 356-9041.

MARKET AREA AND COMPETITION

         The Bank conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its eight other branch offices in Michigan. The population of Alpena (city and township) is approximately 21,000, and the population of the Bank's primary market area, which includes Alpena County and seven surrounding counties, is approximately 154,000. Alpena is the largest city located in the northeastern lower peninsula of Michigan. This area has long been associated with agricultural, wood and concrete products. Tourism has also been a major industry in the Bank's primary market area. All of these industries tend to be seasonal and are strongly affected by state and national economic conditions. Therefore, unemployment rates in the Bank's primary market area are generally higher than state and national levels.

         Major employers in the Bank's primary market area include various public schools and governmental agencies, Alpena General Hospital, Besser Company (an equipment and concrete products manufacturer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties), Otsego Memorial Hospital, Community Memorial Hospital, and various other small companies.

         As of December 31, 2001, the Bank was the only thrift institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other savings institutions. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and through advertising.

LENDING ACTIVITIES

         Loan Portfolio. The principal components of the Bank's loan portfolio are mortgage loans secured by one- to four-family residential real estate. A majority of the fixed-rate conventional mortgage loans with 15, 20 and 30 year terms secured by one-to-four family residential real estate originated by the Bank is sold to the various secondary market agencies. A majority of the servicing of these mortgages is retained by the Bank. To a lesser extent, the Bank also originates commercial loans, commercial real estate loans and consumer loans. At December 31, 2001, the Bank's total loans receivable totaled $176.8 million, of which $135.5 million, or 76.6%, were one- to four-family residential real estate mortgage loans, and $14.1 million, or 8.0%, were commercial real estate loans. Other loans, consisting primarily of consumer loans primarily secured by mortgages, totaled $27.2 million, or 15.4% of the Bank's net loan portfolio.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                            For the Years Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                                 2001                      2000                       1999
                                                       ----------------------------------------------------------------------------
                                                         Amount       Percent       Amount      Percent        Amount       Percent
                                                       ---------     ---------    ---------     --------     ----------     -------
                                                                                 (Dollars in thousands)
Real estate loans:
  One-to four-family residential ....................  $ 135,489       76.92%     $ 176,548       80.63%     $ 195,237       87.21%
  Construction ......................................      3,036        1.72%         3,930        1.79%            --        0.00%
  Other real estate loans ...........................     14,152        8.03%        10,681        4.88%         8,969        4.01%
                                                       ---------      ------      ---------     -------      ---------      ------
   Total real estate loans ..........................    152,677       86.68%       191,159       87.30%       204,206       91.22%
                                                       ---------      ------      ---------     -------      ---------      ------

Other loans:
  Commercial loans ..................................      6,022        3.42%         1,410        0.64%            --        0.00%
  Consumer loans ....................................     21,010       11.93%        28,652       13.09%        21,160        9.45%
  Loans on savings deposits .........................        162        0.09%           137        0.06%            46        0.02%
                                                       ---------      ------      ---------     -------      ---------      ------
    Total other loans ...............................     27,194       15.44%        30,199       13.79%        21,206        9.47%
                                                       ---------      ------      ---------     -------      ---------      ------
    Total loans receivable ..........................    179,871      102.11%       221,358      101.10%       225,412      100.69%
Less:
Loans in process ....................................     (2,968)      -1.68%        (1,727)      -0.79%        (1,179)      -0.53%
Deferred loan costs, net of fees and unearned loan
discounts ...........................................        (68)      -0.04%           (25)      -0.01%            81        0.04%
Allowance for loan losses ...........................       (689)      -0.39%          (649)      -0.30%          (448)      -0.20%
                                                       ---------      ------      ---------     -------      ---------      ------

  Total loans receivable, net at end of period ......  $ 176,146      100.00%     $ 218,957      100.00%     $ 223,866      100.00%
                                                       =========      ======      =========     =======      =========      ======

         Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at December 31, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                    One        Three
                                       Within       Year       Years          Over
                                        One       Through     Through         Five
                                        Year    Three Years  Five Years       Years        Total
                                        ----    -----------  ----------       -----        -----
                                                         (In thousands)
Real estate loans:
  One-to four-family residential ..  $ 18,657     $ 38,128     $  9,771     $ 65,897     $132,453
  Construction ....................     2,986           50           --           --        3,036
  Other real estate loans .........       919        2,198        8,931        2,104       14,152
                                     --------     --------     --------     --------     --------
   Total real estate loans ........    22,562       40,376       18,702       68,001      149,641

Other loans:
  Commercial loans ................     5,776          246           --           --        6,022
  Consumer loans ..................     2,463        3,386        6,299        9,024       21,172
                                     --------     --------     --------     --------     --------
    Total other loans .............     8,239        3,632        6,299        9,024       27,194
                                     --------     --------     --------     --------     --------

Total loans receivable ............  $ 30,801     $ 44,008     $ 25,001     $ 77,025     $176,835
                                     ========     ========     ========     ========     ========

         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2001, the dollar amount of all fixed rate and adjustable rate loans that have a scheduled maturity or period to repricing after December 31, 2002.

                                                Fixed     Adjustable
                                                Rate         Rate         Total
                                              --------     --------     --------
                                                         (In Thousands)
       Real estate loans:
           One-to four-family residential ... $105,250        8,546     $113,796
           Construction .....................       50           --           50
           Other real estate loans ..........   11,939           --       11,939
                                              --------     --------     --------
             Total real estate loans ........  117,239        8,546      125,785
                                              --------     --------     --------

       Other loans:
           Commercial loans .................    1,540           --        1,540
           Consumer loans ...................   18,710           --       18,710
                                              --------     --------     --------
             Total other loans ..............   20,250        8,546       20,250
                                              --------     --------     --------

       Total loans receivable ............... $137,489     $  8,546     $146,035
                                              ========     ========     ========


         One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank also originates one- to four-family loans that pay interest only during the initial construction period (which generally does not exceed nine months) and then pay interest and principal for the remainder of the loan term. The Bank generally sells all its originated longer term (20+ years) fixed-rate mortgages to Freddie Mac and retains a majority of the loan servicing upon the sales to Freddie Mac. Most, but not all, of the loans originated by the Bank qualify for resale in the secondary mortgage market. One- to four-family loans are underwritten and originated according to policies and guidelines established by the secondary market agencies and approved by the Board of Directors. The Bank utilizes savings deposit growth, loan repayments, and FHLB advances to meet demand for loans.

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

         Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. The Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Bank's loan portfolio more interest rate sensitive, loans originated with terms greater than fifteen years are generally underwritten to secondary market standards and sold. Balloon mortgage loans with three and five year terms are generally underwritten to secondary market standards, but are retained in the Bank's loan portfolio.

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

         Other Real Estate Loans. At December 31, 2001, the Bank had a total of 118 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. The Bank's commercial real estate loans are secured by income producing properties such as office buildings, retail buildings and motels. The Bank has originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period (which generally does not exceed nine months). At December 31, 2001, the Bank's commercial real estate loans totaled $14.2 million and had an average principal balance of $102,135. The largest commercial real estate loan had a principal balance of $1.6 million. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 1.0% is generally charged on commercial real estate loans. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan.

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

         Other Loans. The Bank also originates other real estate and non-real estate related loans, including commercial loans, consumer installment loans, credit card advances, and loans secured by savings accounts, automobiles, mobile homes, boats, recreational vehicles, and other personal property. Such other loans are originated by the Bank in order to provide a full range of financial services to its customers. Commercial loans carry a greater level of credit risk due to their dependence on the successful operation and cash flow of the business, which is the primary source of repayment for the debt. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. At December 31, 2001, the Bank's non real estate commercial loan portfolio totaled $6.0 million, or 3.4% of total loans receivable. The Bank's other consumer loans totaled $21.2 million, or 12.0% of total loans receivable.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, the Bank's directors and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, the Bank obtains a determination of value of the real estate intended to collateralize the proposed loan. Conventional one- to four-family residential loans and consumer loans up to $275,000 generally may be approved by loan officers. The loan committee must approve any loan from $275,000 up to $400,000, and any loan request over $400,000 must be approved by the Board of Directors. After the loan is approved, a loan commitment letter is promptly issued to the applicant.

         The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 30-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2001, the Bank had outstanding loan commitments of $24.3 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's loan originations, purchases, sales, and repayments of loans for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                         2001              2000              1999
                                                      ---------         ---------         ---------
                                                               (In Thousands)
       Loans receivable at beginning of period .....  $ 221,358         $ 225,412         $ 207,705

       Originations:
         Real estate:
            Residential 1-4 family .................    107,557            42,814            53,694
            Commercial and Multi-family ............     24,652             8,485             1,458
         Consumer ..................................     13,867            14,676            18,954
                                                      ---------         ---------         ---------
      Total originations ...........................    146,076            65,975            74,106
                                                      ---------         ---------         ---------

Loan purchases .....................................         --                --                --
                                                      ---------         ---------         ---------


Loan sales .........................................    (82,123)          (17,508)               --
Transfer of mortgage loans
      to foreclosed real estate ....................       (372)             (563)             (150)
Repayments .........................................   (108,104)          (51,958)          (56,249)
                                                      ---------         ---------         ---------

   Total loans receivable at end of period .........  $ 176,835         $ 221,358         $ 225,412
                                                      =========         =========         =========


         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2001, the Bank had $43,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also generates other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. The Bank recognized fees and service charges of $740,000, $462,000, and $600,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

         When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2001, the Bank held $197,000 of REO/ORA.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA held by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                    At December 31
                                                           ------------------------------
                                                           2001         2000         1999
                                                           ----         ----         ----
                                                               (Dollars in Thousands)

Total non-accrual loans delinquent 90 days or more ....    $ --         $ --         $ --
                                                           ----         ----         ----

Accrual loans delinquent 90 days or more:
  One- to four-family residential .....................     475          498          626
  Other real estate loans .............................      --           39           --
  Consumer ............................................     201          168          125
                                                           ----         ----         ----

     Total accrual loans delinquent 90 days or more ...    $676         $705         $751
                                                           ====         ====         ====


Total nonperforming loans (1) .........................    $676         $705         $751
Total real estate owned (2) ...........................     197          150          100
                                                           ----         ----         ----

Total nonperforming assets ............................    $873         $855         $851
                                                           ====         ====         ====


Total nonperforming loans to net loans receivable .....    0.38%        0.32%        0.33%
Total nonperforming loans to total assets .............    0.28%        0.26%        0.29%
Total nonperforming assets to total assets ............    0.36%        0.32%        0.32%



(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

     Delinquent Loans. The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                                    At December 31
                                                          ----------------------------------
                                                           2001          2000           1999
                                                          ------        ------        ------
                                                                  (In Thousands)
Loans delinquent 60-90 days:
   One- to four-family residential ....................   $1,757        $1,315        $1,453
   Consumer ...........................................      171           298           144
                                                          ------        ------        ------
Total loans delinquent 60-89 days .....................    1,928         1,613         1,597
                                                          ------        ------        ------

Total non-accrual loans delinquent 90 days or more ....       --            --            --
                                                          ------        ------        ------

Accrual loans delinquent 90 days or more:
   One-to four-family residential .....................      475           498           626
   Other real estate loans ............................       --            39            --
   Consumer ...........................................      201           168           125
                                                          ------        ------        ------
Total accrual loans delinquent 90 days or more ........      676           705           751
                                                          ------        ------        ------

Total loans past due 60 days or more ..................   $2,604        $2,318        $2,348
                                                          ------        ------        ------

         At December 31, 2001 there were no loans with known credit problems of borrowers which caused management to have serious concerns as to the ability of borrowers to comply with present loan repayment terms. Any such loans would be classified as non-accrual, 90 days past due, or restructured.

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

                                           At December 31,
                                 ----------------------------------
                                  2001          2000          1999
                                 ------        ------        ------
                                          (In Thousands)
Substandard assets ...........   $2,198        $3,182        $2,526
Doubtful assets ..............       --            --            18
Loss assets ..................       --            --            --
                                 ------        ------        ------
  Total classified assets ....   $2,198        $3,182        $2,544
                                 ======        ======        ======

         Substandard assets decreased to $2.2 million at December 31, 2001 compared to $3.2 million at December 31, 2000. The Bank's investment in subsidiary of $900,000 at December 31, 2001 and $1.1 million at December 31, 2000 is classified as substandard due to slower than expected sales of building lots and condominium units in the subsidiary's land development project. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned building units. Management believes this is a viable project with development and sales ongoing. At December 31, 2001, the Bank had a recorded lower of cost or market value adjustment of $159,000 to this development. All 25 lots are developed, of which sixteen lots have been sold. There are 12 constructed building units, eleven of which are sold. One completed unit is used as a model. Several additional sales were pending.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2001, 2000, and 1999, the Bank added $255,000, $280,000 and $120,000, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $689,000, $649,000 and $448,000 at December 31, 2001, 2000, and 1999, respectively.

         For the year ended December 31, 2001, net charge-offs totaled $215,000. Management believes that the allowances for losses on loans and investments in real estate are adequate with respect to quality of assets, as Bank loan losses have generally been minimal. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions and the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                      At December 31
                                                                      -----------------------------------------------
                                                                         2001              2000                1999
                                                                      ---------          ---------          ---------
                                                                                   (Dollars in Thousands)

Net loans outstanding ........................................        $ 176,146          $ 218,957          $ 223,866
Average loans outstanding ....................................          181,343            220,642            214,963

Allowance at beginning of period .............................        $     649          $     448          $     478
   Provisions for loan losses ................................              255                280                120
   Recoveries ................................................               74                 26                 34
   Charge-offs ...............................................             (289)              (105)              (184)
                                                                      ---------          ---------          ---------
Allowance balances at end of period ..........................        $     689          $     649          $     448
                                                                      =========          =========          =========


Allowance for loan losses as a percent
   of net loans receivable at end of period ..................             0.39%              0.30%              0.20%

Charge-offs as a percent of average
   loans outstanding .........................................             0.16%              0.05%              0.09%

Ratio of allowance for loan loss to total non-performing loans
   at end of period ..........................................           101.95%             92.06%             59.65%

Ratio of allowance for loan losses to
   total non-performing loans and REO at
   end of period .............................................            78.92%             75.91%             52.64%


INVESTMENT ACTIVITIES

         The Bank's investment portfolio comprises investment securities, mortgage-backed securities, FHLB stock, and other investments. At December 31, 2001, all of the Bank's investments were rated "investment grade". At December 31, 2001, $18.7 million, or 82.5% of the Bank's investment portfolio were scheduled to mature in less than five years, and $4.0 million, or 17.5%, were scheduled to mature in over five years.

         The Bank's mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2001, mortgage-backed securities totaled $2.0 million, or 0.83% of total assets. At December 31, 2001, 55.3% of the Bank's mortgage-backed securities were secured by ARM loans. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). The Bank's policy is to hold mortgage-backed securities as available for sale. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

                                                          2001                          2000                          1999
                                                -----------------------       -----------------------       -----------------------
                                                Carrying         Market       Carrying         Market       Carrying         Market
                                                  Value          Value          Value          Value          Value          Value
                                                 -------        -------        -------        -------        -------        -------
                                                                                   (In Thousands)
Investment securities available for sale:
     Equity investments (1) .............        $   182        $   182        $   355        $   355        $ 2,110        $ 2,110
     U.S. Government agency securities ..         13,870         13,870         11,996         11,996             --             --
     Mortgage-backed securities .........          1,976          1,976          1,405          1,405             --             --
     Corporate and municipal bonds ......          7,184          7,184          1,669          1,669             --             --

Investments held to maturity:
     U.S. Government agency securities ..             --             --             --             --         10,999         10,708
     Mortgage-backed securities .........             --             --             --             --          1,646          1,649
                                                 -------        -------        -------        -------        -------        -------

          Total Investments .............        $23,212        $23,212        $15,425        $15,425        $14,755        $14,467
                                                 =======        =======        =======        =======        =======        =======

(1)  Includes Freddie Mac and MIMLIC stocks.

  Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying/market values, and weighted average yields for the Bank's investment portfolio at December 31, 2001.


                                                                             At December 31, 2001
                                               -------------------------------------------------------------------------------
                                                   One Year or Less            One to Five Years          Five to  Ten Years
                                               -----------------------      ---------------------      -----------------------
                                                             Annualized                 Annualized                   Annualized
                                                Carrying/     Weighted      Carrying/    Weighted      Carrying/      Weighted
                                                 Market        Average        Market      Average        Market        Average
                                                  Value         Yield         Value        Yield         Value          Yield
                                                  -----         -----         -----        -----         -----          -----
                                                                       (Dollars in Thousands)
Investment securities available for sale:
     U.S. Government
        Agency securities ...............        $ 2,039        5.38%        $10,809        4.84%        $ 1,022        4.04%
     Mortgage-backed securities .........             --        0.00              --        0.00             885        6.07
     Corporate and municipal bonds ......            414        2.87           5,750        5.15           1,020        4.46
                                                 -------        ----         -------        ----         -------        ----
Total investments .......................        $ 2,453        4.96%        $16,559        4.95%        $ 2,927        4.80%
                                                 =======        ====         =======        ====         =======        ====






                                                               At December 31, 2001
                                               ----------------------------------------------------
                                                 More than Ten Years               Total
                                               ------------------------     -----------------------
                                                             Annualized                  Annualized
                                               Carrying/      Weighted      Carrying/     Weighted
                                                 Market       Average         Market      Average
                                                 Value          Yield         Value         Yield
                                                 -----          -----         -----         -----
                                                            (Dollars in Thousands)
Investment securities available for sale:
    U.S. Government
       Agency securities ....................    $    --        0.00%        $13,870        4.75%
    Mortgage-backed securities ..............      1,091        6.64           1,976        6.07
    Corporate and municipal bonds ...........         --        0.00         $ 7,184        8.91
                                                 -------        ----         -------        ----
      Total investments .....................    $ 1,091        6.64%        $23,030        5.01%
                                                 =======        ====         =======        ====



SOURCES OF FUNDS

         General. The Bank's deposit-gathering activities are currently conducted from the Bank's nine full-service offices in Alpena, Ossineke, Mio, Cheboygan, Oscoda, Indian River, Lewiston and Gaylord. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Bank is currently managing liquidity levels and loan funding primarily through FHLB advances.

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

         Savings Portfolio. Savings in the Bank as of December 31, 2001 were represented by the various types of deposit programs described below.


     Weighted                                                                        Minimum                       Percentage
     Average                                                                         Opening                        of Total
       Rate       Original Term    Description                                       Amount        Balance          Deposits
       ----       -------------    -----------                                       ------        -------          --------
                                   Checking and Savings                                         (In Thousands)
       NA%        N/A              Non-interest checking                              $100        $   3,422           2.05%
       1.12       N/A              NOW accounts                                        100           14,390           8.64%
       2.48       N/A              Statement savings                                    50           28,668          17.22%
       2.48       N/A              IRA Savings                                         100               50           0.03%
       1.48       N/A              Investment sweep account                          2,500            2,254           1.35%
       1.74       N/A              Money market accounts                               500            7,736           4.65%
                                                                                                  ---------        -------
                                           Total checking and savings accounts                       56,520          33.94%
                                                                                                  ---------        -------
                                    Certificates of Deposit
       2.41       3 - 5 months     Fixed term, fixed rate                              500            1,874           1.13%
       3.29       6 -11 months     Fixed term, fixed rate                              500           14,514           8.72%
       4.17       12-17 months     Fixed term, fixed rate                              500           17,112          10.27%
       5.68       18-23 months     Fixed term, fixed rate                              500            4,201           2.52%
       6.16       24-35 months     Fixed term, fixed rate                              500           12,541           7.53%
       6.30       36-47 months     Fixed term, fixed rate                              500            5,486           3.29%
       6.09       48-59 months     Fixed term, fixed rate                              500            2,637           1.58%
       5.86       60+ months       Fixed term, fixed rate                              500           12,702           7.63%
       3.29       6 -11 months     IRA accounts fixed rate                             250              573           0.34%
       4.34       12-17 months     IRA accounts fixed rate                             250              778           0.47%
       5.70       18-23 months     IRA accounts fixed rate                             250            1,592           0.96%
       3.25       24-35 months     IRA accounts fixed rate                             500               55           0.03%
       6.44       36-47 months     IRA accounts fixed rate                             500            4,605           2.77%
       6.07       60+ months       IRA accounts fixed rate                             500           12,752           7.66%
       3.81       1-12 months      Jumbo                                           100,000            4,884           2.93%
       6.53       12+ months       Jumbo                                           100,000            9,175           5.51%
       5.60       N/A              Brokered CDs                                     99,000            4,537           2.72%
                                                                                                  ---------        -------
                                        Total certificates of deposit                               110,018          66.06%
                                                                                                  ---------        -------

                                        Total Deposits                                            $ 166,538         100.00%
                                                                                                  =========        =======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                               At December 31,
                                     -----------------------------------------------------------------------------------------------
                                                     2001                                 2000                         1999
                                     -------------------------------------  ----------------------------------   -------------------
                                                   Percent     Increase                 Percent     Increase                 Percent
                                       Amount    of Total(1) (Decrease)(2)  Amount    of Total(1) (Decrease)(2)  Amount     of Total
                                       ------    ----------- -------------  ------    ----------- -------------  ------     --------
                                                                             (Dollars in Thousands)
Noninterest bearing demand ........  $  3,422        2.05%    $  1,135     $  2,287      1.40%     $  1,164     $  1,123       0.72%
NOW accounts ......................    14,390        8.64          864       13,526      8.31         1,257       12,269       7.84
Passbooks .........................    28,668       17.21        3,613       25,055     15.39        (1,960)      27,015      17.27
Investment sweep account ..........     2,254        1.35          987        1,267      0.78         1,267           --         --
Money market deposit accounts .....     7,736        4.65        1,481        6,255      3.84           222        6,033       3.86

Time deposits that mature:
    less than 12 months ...........    16,959       10.18      (25,317)      42,276     25.98        (2,206)      44,482      28.42
    within 12-36 months ...........    36,481       21.91        6,234       30,247     18.58        10,777       19,470      12.45
    beyond 36 months ..............    42,569       25.56       13,372       29,197     17.94        (5,888)      35,085      22.43
Negotiated Jumbo ..................    14,059        8.44        1,398       12,661      7.78         1,690       10,971       7.01
                                     --------      ------     --------     --------    ------      --------     --------     ------

        Total deposits ............  $166,538      100.00%    $  3,767     $162,771    100.00%     $  6,323     $156,448     100.00%
                                     ========      ======     ========     ========    ======      ========     ========     ======


------------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.


         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                 At December 31,
                     ----------------------------------------
     Rate              2001            2000            1999
     ----              ----            ----            ----
                                  (In Thousands)
1.74% - 4.99% ...... $ 40,720        $  2,770        $ 21,976
5.00% - 6.99% ......   62,037          94,030          84,511
7.00% - 8.99% ......    7,311          17,581           3,588
                     --------        --------        --------
                     $110,068        $114,381        $110,075
                     ========        ========        ========

         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                     Less Than         1 -2             2-3             3-5        Greater Than
     Rate            One Year          Years           Years           Years         5 Years           Total
     ----            --------          -----           -----           -----         -------           -----
1.74% - 4.99%        $ 35,660        $  2,761        $    598        $  1,440        $    261        $ 40,720
5.00% - 6.99%          27,939          14,819           6,328           6,794           6,157          62,037
7.00% - 8.99%           2,573           1,783             329           1,233           1,393           7,311
                     --------        --------        --------        --------        --------        --------

                     $ 66,172        $ 19,363        $  7,255        $  9,467        $  7,811        $110,068
                     ========        ========        ========        ========        ========        ========

         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2001. This amount does not include savings account deposits of $100,000 or more, which totaled approximately $3.9 million at December 31, 2001.

                                                                                               Certificates
         Maturity Period                                                                        of Deposit
         ---------------                                                                        ----------
                                                                                              (In Thousands)

         Three months or less...................................................               $   2,828
         Three through six months...............................................                   4,774
         Six through twelve months..............................................                   4,388
         Over twelve months.....................................................                   8,289
                                                                                               ---------
              Total.............................................................               $  20,279
                                                                                               =========

BORROWINGS

         Deposits are the Bank's primary source of funds. The Bank also obtains funds from the FHLB. FHLB advances are required to be collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. During the year ended December 31, 2001, the Bank decreased its advances from the FHLB by $30.3 million, and such advances totaled $52.1 million at December 31, 2001.

         The following table sets forth certain information regarding borrowings by the Bank for the periods indicated.

                                          2001            2000            1999
                                          ----            ----            ----
                                                (Dollars in Thousands)
Weighted average rate paid on:
FHLB advances                              5.77%           6.18%           5.82%
Other borrowings                             --%             --%           7.90%

FHLB advances: (1)
Maximum balance at any month end        $70,435         $83,872         $85,872
Average balance                         $60,461         $80,317         $76,305

Other borrowings: (2)
Maximum balance                         $    --         $    --         $    75
Average balance                         $    --         $    --         $    33


(1) FHLB advances, various adjustable and fixed-rate notes, with renewable one-year to ten-year maturities.
(2) ESOP note, interest rate tied to prime, repaid in 1999.


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

         Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $3.1 million at December 31, 2001. As of December 31, 2001, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2001, the Bank maintained 88.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

         Liquidity. Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operations. The Company's objective for liquidity is to be above 6%. Liquidity as of December 31, 2001 averaged $37.2 million, or 17.3%, compared to $15.9 million, or 7.68% at December 31, 2000. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The

         Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank's capital position, and requires approval procedures to be followed. At December 31, 2001, the Bank was in compliance with these regulations.

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

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of approximately $63,000 in 2001.

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

The following table sets forth the Bank's capital position at December 31, 2001, 2000 and 1999 as compared to the minimum capital requirements.


                                                                       At December 31,
                                        --------------------------------------------------------------------------------
                                                2001                         2000                        1999
                                        ----------------------       ----------------------        ---------------------
                                                       Percent                     Percent                      Percent
                                        Amount       Of Assets       Amount       of Assets        Amount      of Assets
                                        ------       ---------       ------       ---------        ------      ---------
                                                                 (Dollars in Thousands)
Equity Capital .................        $20,597         8.53%        $19,470         7.29%        $18,805         7.14%

Tangible Capital Requirement:
   Tangible Capital level ......        $17,212         7.24%        $15,760         5.99%        $13,461         5.24%
   Requirement .................          3,568         1.50%          3,948         1.50%          3,856         1.50%
                                        -------        -----         -------        -----         -------        -----

   Excess ......................        $13,644         5.74%        $11,812         4.49%        $ 9,605         3.74%
                                        =======        =====         =======        =====         =======        =====

Core Capital Requirement:

   Core Capital level ..........        $17,212         7.24%        $15,760         5.99%        $13,461         5.99%
   Requirement .................          9,516         4.00%         10,528         4.00%         10,283         4.00%
                                        -------        -----         -------        -----         -------        -----

   Excess ......................        $ 7,696         3.24%        $ 5,232         1.99%        $ 3,178         1.99%
                                        =======        =====         =======        =====         =======        =====


Risk-based Capital Requirement .        $17,974        13.11%         16,579        10.70%        $14,831        10.66%
   Requirement .................         10,972         8.00%         12,399         8.00%         11,127         8.00%
                                        -------        -----         -------        -----         -------        -----

   Excess ......................        $ 7,002         5.11%          4,180         2.70%        $ 3,704         2.66%
                                        =======        =====         =======        =====         =======        =====


PROMPT CORRECTIVE REGULATORY ACTION

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2001 the Bank held $4.3 million in FHLB stock, which was in compliance with this requirement. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

         The Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 2001, the Bank's bad debt reserve subject to recapture over the remaining two years is approximately $141,000. The impact of the recapture results in additional federal income tax expense of approximately $24,000 per year, assuming amortization on a straight line basis over the six-year period, commencing January 1, 1998.

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

         Michigan State Taxation. During 1999, the State of Michigan passed legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. The Bank files Michigan Single Business Tax (SBT) returns, and in 2001 was subject to tax at a rate equal to 2.0% of taxable income. For this purpose, "taxable income" general means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. The Bank was audited by the State of Michigan in 2001 for the tax years 1997 -- 2000. No material adjustments were found.

SUBSIDIARY ACTIVITY

         The Bank has one service corporation subsidiary, Financial Services & Mortgage Corporation ("FSMC"). At December 31, 2001, the net book value of the Bank's investment in FSMC was $900,000. The Bank may make additional investments in FSMC in the future. FSMC invests in real estate which includes leasing, selling, developing and maintaining real estate properties. FSMC also holds MIMLIC stock. Because of the nature of FSMC's real estate development activities, 100% of the Bank's investment in FSMC has been deducted from the Bank's capital. FSMC had a net loss of $28,000 for the year ended December 31, 2001.

PERSONNEL

         As of December 31, 2001, the Bank had 87 full-time and 11 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         (a) The Company conducts its business through the Bank's main office and eight full-service branch offices located in Alpena, Ossineke, Mio, Cheboygan, Lewiston, Indian River, Oscoda and Gaylord, Michigan. The Lewiston and Indian River locations are leased on short-term lease agreements of less than four years. All of the remaining offices are owned by the Company. The aggregate net book value of the Company's premises and equipment was $4.8 million, net of $1.6 million of depreciation at December 31, 2001.

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

         (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2001, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2001 (the "Annual Report to Stockholders") is incorporated herein by reference.

         As of February 28, 2002, there were approximately 401 holders of record of the Company's common stock.

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

         Information concerning dividends paid by the Company in the last two years on its common stock follows:

                                Dividend       Payment     Dividend
         Period                 Declared         Date      per share
1st Quarter 2000                 3/15/00        4/25/00    $   0.150
2nd Quarter 2000                 6/21/00        7/25/00    $   0.125
3rd Quarter 2000                 9/20/00       10/25/00    $   0.125
4th Quarter 2000                12/19/00        1/25/01    $   0.125
1st Quarter 2001                 3/20/01        4/26/01    $   0.125
2nd Quarter 2001                 6/29/01        7/25/01    $   0.125
3rd Quarter 2001                 9/11/01       10/25/01    $   0.125
4th Quarter 2001                12/11/01        1/25/02    $   0.125

ITEM 7.  FINANCIAL STATEMENTS

         Pages 13 to 45 of the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 18, 2002 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

         (a)(1)   Financial Statements

                  -    Independent Auditors' Report

                  -    Consolidated Statements of Financial Condition,
                           December 31, 2001 and 2000

                  -    Consolidated Statements of Income,
                           Years Ended December 31, 2001, 2000 and 1999

                  -    Consolidated Statements of Retained Earnings,
                           Years Ended December 31, 2001, 2000 and 1999

                  -    Consolidated Statements of Cash Flows,
                           Years Ended December 31, 2001, 2000 and 1999

                  -    Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules

         No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits


         13       2001 Annual Report to Stockholders

         21       Subsidiaries of the Registrant

         99       Report of Predecessor Accountant on Financial Statements

         (b)      Reports on Form 8-K:

                  Report dated May 23, 2001 naming Martin A. Thomson as President and CEO.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALPENA BANCSHARES, INC.



Date:  March 30, 2002                                By:  /a/Martin A. Thomson
                                                          ----------------------------------------------------------
                                                          Martin A. Thomson
                                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/Martin A. Thomson                            By: /s/James D. Hubinger
     --------------------------------------------        ----------------------------------------------------------
     Martin A. Thomson, Director, President and            James D. Hubinger, Treasurer and Chief Financial Officer
        Chief Executive Officer                            (Principal Financial and Accounting Officer)
     (Principal Executive Officer)

Date:  March 30, 2002                                      Date:  March 30, 2002



By:  /s/Gary Bensinger                               By: /s/Keith Wallace
     --------------------------------------------        ----------------------------------------------------------
     Gary Bensinger, Director                              Keith Wallace, Director

Date:  March 30, 2002                                      Date:  March 30, 2002



By:  /s/James Rapin                                   By:  /s/Gary VanMassenhove
     --------------------------------------------          --------------------------------------------------------
     James Rapin, Chairman                                 Gary VanMassenhove, Vice Chairman

Date:  March 30, 2002                                        Date:  March 30, 2002


                                 Exhibit Index

      Exhibit
       Number                          Description
       ------                          -----------

         13       2001 Annual Report to Stockholders

         21       Subsidiaries of the Registrant

         99       Report of Predecessor Accountant on Financial Statements