Form 10QSB
period 2002-03-31
ALPENA BANCSHARES INC
filed 2002-05-15
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       -------------------   -------------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                    38-3567362
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                  100 S. SECOND AVENUE, ALPENA, MICHIGAN 49707
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (989) 356-9041

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

Common Stock, Par Value $1.00                        Outstanding at May 10, 2002
      (Title of Class)                                    1,644,378 shares

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002



                         PART I -- FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:


ITEM 1  -  FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                 ----
                  Consolidated Statements of Financial Condition
                     March 31, 2002 and December 31, 2001........................................ 3
                  Consolidated Statements of Operations
                     For the Three Months Ended
                     March 31, 2002 and March 31, 2001............................................4
                  Consolidated Statement of Changes in Stockholders' Equity
                     For the Three Months Ended March 31, 2002....................................5
                  Consolidated Statements of Cash Flows
                     For the Three Months Ended
                     March 31, 2002 and March 31, 2001........................................... 6
                  Notes to Consolidated Financial Statements......................................7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION...........................................9


                           PART II - OTHER INFORMATION

OTHER INFORMATION................................................................................13
SIGNATURES.......................................................................................13

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

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                 March 31, 2002       December 31, 2001
                                                                                 --------------     --------------------
                                                                                            (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................       $     2,145,440    $     3,971,519
Overnight deposits with FHLB .............................................            17,336,773         21,018,382
                                                                                 ---------------    ---------------

Total cash and cash equivalents ..........................................            19,482,213         24,989,901
Securities available-for-sale ............................................            37,208,992         23,211,921
Loans held for sale ......................................................             2,303,727          1,890,900
Loans receivable, net of allowance for loan losses of
  $712,000 in 2002 and $689,000 in 2001) .................................           162,445,251        176,146,498
Foreclosed real estate and other repossessed assets ......................               274,387            196,992
Real estate held for investment ..........................................               649,170            769,788
Federal Home Loan Bank stock, at cost ....................................             4,293,600          4,293,600
Premises and equipment ...................................................             4,828,087          4,844,214
Accrued interest receivable ..............................................             1,355,954          1,350,199
Core deposit intangibles .................................................             1,851,679          1,902,931
Other assets .............................................................             2,074,156          1,875,529
                                                                                 ---------------    ---------------

Total assets .............................................................       $   236,767,216    $   241,472,473
                                                                                 ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................       $   165,417,809    $   166,538,294
Advances from borrowers for taxes and insurance ..........................               225,197            102,789
Federal Home Loan Bank advances ..........................................            49,120,320         52,120,320
Accrued expenses and other liabilities ...................................             1,153,183          1,758,448
Deferred income taxes ....................................................               309,221            355,026
                                                                                 ---------------    ---------------

Total liabilities ........................................................           216,225,730        220,874,877
                                                                                 ---------------    ---------------

Commitments and contingencies ............................................                     -                  -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,644,378 and
1,641,579 shares issued and outstanding in 2001 and 2000, respectively ...             1,644,378          1,641,579
Additional paid-in capital ...............................................             5,208,485          5,179,398
Retained earnings, restricted ............................................             4,002,000          3,887,000
Retained earnings ........................................................             9,409,651          9,523,733
Accumulated other comprehensive income ...................................               276,972            365,886
                                                                                 ---------------    ---------------

Total stockholders' equity ...............................................            20,541,486         20,597,596
                                                                                 ---------------    ---------------

Total liabilities and stockholders' equity ...............................       $   236,767,216    $   241,472,473
                                                                                 ===============    ===============
===================================================================================================================


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                     ----------------------------
                                                                                        2002             2001
                                                                                        ----             ----
                                                                                             (Unaudited)
Interest income:
Interest and fees on loans ......................................................    $ 3,241,736      $ 4,275,944
Interest and dividends on investments ...........................................        477,151          357,442
Interest on mortgage-backed securities ..........................................         28,284           36,115
                                                                                     -----------      -----------

Total interest income ...........................................................      3,747,171        4,669,501
                                                                                     -----------      -----------


Interest expense:
Interest on deposits ............................................................      1,566,151        2,111,870
Interest on borrowings ..........................................................        733,639        1,010,791
                                                                                     -----------      -----------

Total interest expense ..........................................................      2,299,790        3,122,661
                                                                                     -----------      -----------

Net interest income .............................................................      1,447,381        1,546,840
Provision for loan losses .......................................................         75,000           45,000
                                                                                     -----------      -----------

Net interest income after provision for loan losses .............................      1,372,381        1,501,840
                                                                                     -----------      -----------


Other income:
Service charges and other fees ..................................................        235,483           66,741
Mortgage banking activities .....................................................        321,369          196,839
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ................................         (7,268)          (1,318)
Other ...........................................................................         46,534          116,331
                                                                                     -----------      -----------

Total other income ..............................................................        596,118          378,593
                                                                                     -----------      -----------


Other expenses:
Compensation and employee benefits ..............................................      1,015,737          744,184
Federal insurance premiums ......................................................          7,563            7,601
Advertising .....................................................................         47,496           45,244
Occupancy .......................................................................        259,205          239,727
Amortization of core deposit intangible .........................................         51,252           51,251
Other ...........................................................................        444,078          273,149
                                                                                     -----------      -----------

Other expenses ..................................................................      1,825,331        1,361,156
                                                                                     -----------      -----------

Income before income tax expense ................................................        143,168          519,277
Income tax expense ..............................................................         51,703          184,350
                                                                                     -----------      -----------

Net income ......................................................................    $    91,465      $   334,927
                                                                                     ===========      ===========

=================================================================================================================

Earnings per share data:

Basic earnings per share ........................................................    $      0.06      $      0.20
Weighted average number of shares outstanding ...................................      1,641,798        1,641,895

Diluted earnings per share ......................................................    $      0.06      $      0.20
Weighted average number of shares outstanding,
  including dilutive stock options ..............................................      1,652,513        1,641,895

Dividends per common share ......................................................    $     0.125      $     0.125

=================================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                               Accumulated
                                                              Additional                          Other
                                                Common          Paid-in        Retained       Comprehensive
                                                Stock           Capital        Earnings           Income                 Total
                                            -------------    ----------      -------------    ---------------         ----------
Balance at December 31, 2001 ..........    $    1,641,579   $ 5,179,398     $  13,410,733       $     365,886         20,597,596

Stock issued upon exercise of
  stock options (1,600 shares) ........             1,600        13,800                 -                   -             15,400

RRP stock release (1,199 shares) ......             1,199        15,287                                                   16,486

Net income for the period .............                 -             -            91,465                   -             91,465

Changes in unrealized gain
  on available-for-sale securities  ...                 -             -                 -             (88,914)           (88,914)
                                                                                                                  --------------

Total comprehensive income ............                 -             -                 -                   -              2,551

Dividends declared ....................                 -             -           (90,547)                  -            (90,547)
                                           --------------   -----------     -------------       -------------     --------------

Balance at March 31, 2002 .............    $    1,644,378   $ 5,208,485     $  13,411,651       $     276,972     $   20,541,486
                                           ==============   ===========     =============       =============     ==============
================================================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

====================================================================================================================================
                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                       2002                2001
                                                                                                   ------------        ------------
                                                                                                             (Unaudited)
Cash flows provided by (used in) operating activities:
     Net income ............................................................................       $     91,465        $    334,927
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation ......................................................................            119,106              94,925
         Amortization of core deposit intangible ...........................................             51,252              51,251
         Provision for loan losses .........................................................             75,000              45,000
         Accretion of discounts, amortization of premiums,
           and other deferred yield items, net .............................................             37,240               4,987
     Originations of loans held for sale ...................................................         (8,117,902)        (12,794,447)
     Principal amount of loans sold ........................................................          7,705,075          11,644,343
         (Gain) loss on sale of real estate held for investment ............................             (4,318)               --
         (Gain) loss on sale of premises and equipment,
           real estate owned and other repossessed assets ..................................             11,586               1,018
         (Increase) decrease in accrued interest receivable ................................             (5,755)             12,393
         (Increase) decrease in prepaid expenses and other assets ..........................           (244,431)            (37,726)
         Increase (decrease) in accrued expenses and other liabilities .....................           (605,265)            135,592
         Increase (decrease) in other, net .................................................             60,949                 (25)
                                                                                                   ------------        ------------

     Net cash provided by (used in) operating activities ...................................           (825,998)           (507,762)
                                                                                                   ------------        ------------

Cash flows provided by (used in) investing activities:
     (Increase) decrease in net loans receivable ...........................................         13,532,347           8,297,365
     Proceeds from sales of:
       Real estate held for investment .....................................................            213,361                --
       Real estate owned, other repossessed assets and premises and equipment ..............             54,154               2,134
     Purchases of:
       Investment securities available-for-sale ............................................        (15,876,511)         (4,539,879)
       Real estate held for investment .....................................................            (88,425)             (2,550)
       Premises and equipment ..............................................................           (104,406)           (209,031)
     Principal payments received on:
       Investment securities ...............................................................          1,550,000           3,000,000
       Mortgage-backed securities ..........................................................            152,694              86,954
                                                                                                   ------------        ------------

     Net cash provided by (used in) investing activities ...................................           (566,786)          6,634,993
                                                                                                   ------------        ------------

Cash flows provided by (used in) financing activities:
     Proceeds from Federal Home Loan Bank advances .........................................               --            22,500,000
     Repayments of Federal Home Loan Bank advances .........................................         (3,000,000)        (41,500,000)
     Increase (decrease) in deposits .......................................................         (1,162,515)          5,547,909
     Increase (decrease) in advance payments by borrowers for taxes and insurance ..........            122,408              58,693
     Dividend paid on common stock .........................................................            (90,197)            (89,763)
     Issuance of common stock ..............................................................             15,400                --
                                                                                                   ------------        ------------

     Net cash provided by (used in) financing activities ...................................         (4,114,904)        (13,483,161)
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents .......................................         (5,507,688)         (7,355,930)
Cash and cash equivalents at beginning of period ...........................................         24,989,901          16,827,502
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $ 19,482,213        $  9,471,572
                                                                                                   ============        ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...............................................       $     40,000        $    300,000
                                                                                                   ------------        ============
Cash paid during the period for interest ...................................................       $  2,236,845        $  3,163,625
                                                                                                   ------------        ============
====================================================================================================================================

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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2002, and its results of operations and statement of cash flows for the period presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2001. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

REAL ESTATE HELD FOR SALE -- FSMC is engaged in the development and sale of real estate. Land held for sale or development is carried at cost, including development costs, not in excess of fair value less costs to sell determined on an individual project basis.

MORTGAGE BANKING ACTIVITIES -- In 2000, the Bank began selling to investors a portion of its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statements of financial condition.

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

OTHER COMPREHENSIVE INCOME -- Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the consolidated balance sheet. Such items along with net income, are components of comprehensive income.

INCOME TAXES - The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (continued)

EARNINGS PER SHARE -- Basic earnings per share is based on the weighted average number of shares outstanding in each period. Fully diluted earnings per share are based on weighted average shares outstanding assuming the exercise of the dilutive stock options. The Company uses the treasury stock method to compute fully diluted earnings per share, which assumes proceeds from the assumed exercise of stock options would be used to purchase common stock at the average market price during the period.


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

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operation and financial condition, tax considerations and general economic conditions. Alpena Bancshares, M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive payment of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2002. In a letter dated February 14, 2002, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2002, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $3.542 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On March 12, 2002, the Company declared a cash dividend on its common stock, payable on, or about, April 25, 2002, to shareholders of record as of March 29, 2002, equal to $0.125 per share. The dividend on all shares outstanding totaled $206,000, of which $91,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The following discussion compares the financial condition of the Company and its wholly owned direct and indirect subsidiaries at March 31, 2002 and December 31, 2001, and the results of operations for the three month periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Total assets declined $4.7 million, or 1.95%, to $236.8 million at March 31, 2002 from $241.5 million at December 31, 2001. Cash and cash equivalents declined by $5.5 million, or 22.04%, to $19.5 million at March 31, 2002 from $25.0 million at December 31, 2001 as excess cash was partially reinvested and partially used to repay $3.0 million of FHLB advances. Net loans receivable decreased $13.7 million, or 7.78%, to $162.4 million at March 31, 2002 from $176.1 million at December 31, 2001 as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans that were subsequently sold by the Bank in the secondary market. Such sales totaled $7.7 million and $8.4 million for the three months ended March 31, 2002 and 2001, respectively.

Deposits decreased $1.1 million, or 0.67%, to $165.4 million at March 31, 2002 from $166.5 million at December 31, 2001. This decrease was primarily attributable to lower interest rates offered on certificate of deposit accounts which resulted in some of the maturing funds being withdrawn. Borrowings in the form of Federal Home Loan Bank advances declined $3.0 million, or 5.76%, to $49.1 million at March 31, 2002 from $52.1 million at December 31, 2001. This decrease in advances was a result of excess liquidity produced by the sale of longer term fixed rate mortgages and the inability to invest these funds at a reasonable rate of return due to the historically low interest rate environment we have been in since the Federal Open Market Committee lowered the Fed Funds rate 11 times in 2001.

Stockholders' equity decreased by $56,000, or 0.27%, to $20.5 million at March 31, 2002 from $20.6 million at December 31, 2001. The decrease in stockholders' equity was due to a decrease in accumulated other comprehensive income of $89,000 as the result of higher market values on available-for-sale securities in the generally higher market interest rate environment and by dividends of $91,000 being paid to the minority stockholders. These decreases were partially offset by net income of $91,000 and by the issuance of 2,799 shares of stock to employees of the Bank. Of these, 1,600 shares were exercised options and 1,199 were shares from the Bank's Recognition and Retention Plan which were awarded to certain key senior management personnel.

RESULTS OF OPERATIONS

Net income declined 72.7% to $91,000 for the three months ended March 31, 2002 from $335,000 for the period ended March 31, 2001. The decline in net income was primarily due to lower net interest income, an increase in salaries and benefits paid to employees and partially offset by an increase in non interest income.

Interest income decreased 19.8% to $3.7 million for the three months ended March 31, 2002 from $4.7 million for the period ended March 31, 2001. The decline in net income was primarily due to a compression of the net interest margin. As mortgage loans renewed or were refinanced at longer term (greater than 15 years) and were sold in the secondary market, the subsequent liquidity produced was invested at much lower interest rates. The Bank is making strides in minimizing the loss of interest income by holding 15 year fixed rate mortgage loan in portfolio and by investing excess overnight funds in short term U.S. Treasury and Agency notes.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Interest expense decreased 26.4% to $2.3 million for the three months ended March 31, 2002 from $3.1 million for the same period in 2001. The increase in interest expense was primarily attributable to lower interest rates paid on interest-bearing liabilities and partially offset by lower average balances on these liabilities for the period ended March 31, 2002 compared to the same period one year earlier.

Net interest income declined $99,000 or 6.4% to $1.4 million from $1.5 million for the three months ended March 31, 2002 and 2001. For the three months ended March 31, 2002, the percentage of interest-earning assets to interest-bearing liabilities increased to 106.3% from 103.8% for the same period one year earlier. The net interest rate spread decreased to 2.29% for the three months ended March 31, 2002 from 2.30% for the period ended March 31, 2001. The yield on average interest-earning assets decreased to 6.66% for the three months ended March 31, 2002 from 7.72% for the period ended March 31, 2001. The cost of average interest-bearing liabilities decreased to 4.37% for the three months ended March 31, 2002 from 5.42% for the period ended March 31, 2001.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $75,000 and $45,000 for the three month periods ended March 31, 2002 and 2001, respectively.

Other income increased to $596,000 for the three months ended March 31, 2002 compared to $379,000 for the same period ended March 31, 2001. The increase was primarily attributable to an increase in various fees collected and to an increase in mortgage banking activities income. The Company sells new originations of longer term (generally greater than 15 years) fixed rate mortgage loans in the secondary market generally with servicing retained. For the three months ended March 31, 2002 and 2001, the Company had mortgage banking activities income of $321,000 and $197,000, respectively.

Other expenses were $1.8 million for the three months ended March 31, 2002 compared to $1.4 million for the period ended March 31, 2001. The increase was attributable to higher compensation and benefits, occupancy, and other expenses. The increase in compensation and benefit expense was primarily due to additional personnel, general overall increases in wage rates, an increase in commissions paid due to increased loan originations and a higher cost of benefits in the 2002 period. Occupancy expense increased primarily because of increased depreciation expense on equipment. The increase in other expense was attributable to increases in several various expense accounts.

Federal income taxes decreased to $52,000 for the three months ended March 31, 2002 compared to $184,000 for the period ended March 31, 2001. The decrease was attributable to the lower taxable income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity as of March 31, 2002 averaged $44.4 million, or 23.1%, compared to $37.2 million, or 17.3% at December 31, 2001. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three months ended March 31, 2002 the Company originated $20.2 million in residential mortgage loans, of which $12.5 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $20.4 million in originations during the first three months of 2001 of which $10.0 million were retained in portfolio. The Company also originated $6.7 million of commercial loans and $883,000 of consumer loans in the first three months of 2002 compared to $1.9 million of commercial loans and $2.1 million of consumer loans for the same period in 2001. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 74.5% and 76.6%, commercial loans 12.8% and 11.4% and consumer loans 12.7% and 12.0% at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the Company had outstanding loan commitments of $12.3 million. This amount did not include $2.6 million for construction of one- four- family dwellings, $2.0 million of undisbursed lines of credit on Home Equity loans, $2.9 million of unused credit card lines and $1.3 million of unused commercial lines of credit.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At March 31, 2002 deposits funded 69.9% of the Company's total assets compared to 69.0% at December 31, 2001. Certificates of deposit scheduled to mature in less than one year at March 31, 2002 totaled $67.7 million. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2002 the Company had $49.1 million in FHLB advances. Total borrowings as a percentage of total assets were 20.7% at March 31, 2002 as compared to 21.6% at December 31, 2001. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Stockholders' equity at March 31, 2002 was $20.5 million, or 8.7% of total assets, compared to $20.6 million, or 8.5% of total assets, at December 31, 2001. (See "Consolidated Statement of Changes in Stockholders' Equity.") The Bank is subject to three capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2002. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2002:

                                                                                                  Minimum
                                                                          Regulatory            To Be Well
                                                      Actual               Minimum              Capitalized
                                                ------------------    -----------------      ------------------
                                                Amount       Ratio    Amount      Ratio      Amount      Ratio
                                                ------       -----    ------      -----      ------      ------
                                                                      (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                         $17,430      7.46%     $3,503      1.50%      $4,671      2.00%
Tier 1 (Core) capital                           $17,430      7.46%     $9,342      4.00%     $11,678      5.00%
Total risk-based capital                        $18,213     14.03%    $10,384      8.00%     $12,980     10.00%
Tier 1 risk-based capital                       $17,430     13.43%     $5,192      4.00%      $7,788      6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002


                          PART II -- OTHER INFORMATION

Item 1 -          Legal Proceedings:
                    Not applicable.

Item 2 -          Changes in Securities:
                    Not applicable.

Item 3 -          Defaults Upon Senior Securities:
                    Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    Not applicable.

Item 5 -          Other Information:
                    Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a)  Exhibits:  None
                  (b)  Reports on Form 8-K:
                          Report dated March 13, 2002 announcing the resignation
                       of the Registrants' Chairman Duane I. Dickey. The Registrant also announced that James C. Rapin was elected Chairman and Gary W. Bensinger was elected Vice Chairman.



                                   SIGNATURES
         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ALPENA BANCSHARES, INC.
                                     Registrant


Date:    May 14, 2002               /s/  Martin A. Thomson
                                   -----------------------
                                           Martin A. Thomson
                                   Title: President and Chief Executive Officer (Duly Authorized Officer)


Date:    May 14, 2002               /s/  James D. Hubinger
                                   ---------------------------
                                           James D. Hubinger
                                   Title: Treasurer and Chief Financial Officer (Principal Financial Officer)