Form 10QSB
period 2002-06-30
ALPENA BANCSHARES INC
filed 2002-08-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -------------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                           38-3567362
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  100 S. SECOND AVENUE, ALPENA, MICHIGAN 49707
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (989) 356-9041

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                      Outstanding at August 1, 2002
     (Title of Class)                                     1,644,378 shares

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002



                         PART I -- FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                 ----
                  Consolidated Statements of Financial Condition at
                     June 30, 2002 and December 31, 2001......................................... 3
                  Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 2002 and June 30, 2001.................. 4
                  Consolidated Statement of Changes in Stockholders' Equity
                     for the Six Months Ended June 30, 2002...................................... 5
                  Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 2002 and June 30, 2001............................................. 6
                  Notes to Consolidated Financial Statements..................................... 7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION.......................................... 10


                           PART II - OTHER INFORMATION

OTHER INFORMATION................................................................................ 14
SIGNATURES....................................................................................... 15

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

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION




                                                                                    June 30, 2002      December 31, 2001
                                                                                -----------------      -----------------
                                                                                              (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..............................................   $    3,080,500         $    3,971,519
Overnight deposits with FHLB .................................................        3,475,817             21,018,382
                                                                                -----------------      -----------------

Total cash and cash equivalents ..............................................        6,556,317             24,989,901
Securities available-for-sale ................................................       51,270,812             23,211,921
Loans held for sale ..........................................................          748,695              1,890,900
Loans receivable, net of allowance for loan losses of
    $756,000 in 2002 and $689,000 in 2001 ....................................      161,526,839            176,146,498
Foreclosed real estate and other repossessed assets ..........................          119,595                196,992
Real estate held for investment ..............................................          541,093                769,788
Federal Home Loan Bank stock, at cost ........................................        4,293,600              4,293,600
Premises and equipment .......................................................        4,773,671              4,844,214
Accrued interest receivable ..................................................        1,603,254              1,350,199
Core deposit intangibles .....................................................        1,800,425              1,902,931
Other assets .................................................................        2,047,153              1,875,529
                                                                                -----------------      -----------------

Total assets .................................................................   $  235,281,454         $  241,472,473
                                                                                =================      =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .....................................................................   $  159,975,679         $  166,538,294
Advances from borrowers for taxes and insurance ..............................          505,499                102,789
Federal Home Loan Bank advances ..............................................       51,720,320             52,120,320
Accrued expenses and other liabilities .......................................        1,550,894              1,758,448
Deferred income taxes ........................................................          520,687                355,026
                                                                                -----------------      -----------------

Total liabilities ............................................................      214,273,079            220,874,877
                                                                                -----------------      -----------------

Commitments and contingencies ................................................             --                   --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,644,378 and
 1,641,579 shares issued and outstanding for 2002 and 2001, respectively) ....        1,644,378              1,641,579
Additional paid-in capital ...................................................        5,208,485              5,179,398
Retained earnings, restricted ................................................        4,117,000              3,887,000
Retained earnings ............................................................        9,351,049              9,523,733
Accumulated other comprehensive income .......................................          687,463                365,886
                                                                                -----------------      -----------------

Total stockholders' equity ...................................................       21,008,375             20,597,596
                                                                                -----------------      -----------------

Total liabilities and stockholders' equity ...................................   $  235,281,454         $  241,472,473
                                                                                =================      =================

========================================================================================================================


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME



                                                                         For the Three Months             For the Six Months
                                                                            Ended June 30,                  Ended June 30,
                                                                   -----------------------------    ------------------------------
                                                                       2002             2001             2002              2001
                                                                   ------------    -------------    -------------    -------------
                                                                                              (Unaudited)
Interest income:
Interest and fees on loans ......................................  $ 3,093,089     $ 4,039,238      $ 6,334,825      $ 8,315,182
Interest and dividends on investments ...........................      548,645         427,772        1,025,796          785,214
Interest on mortgage-backed securities ..........................       48,980          37,301           77,264           73,416
                                                                   ------------    -------------    -------------    -------------

Total interest income ...........................................    3,690,714       4,504,311        7,437,885        9,173,812
                                                                   ------------    -------------    -------------    -------------


Interest expense:
Interest on deposits ............................................    1,429,176       2,073,421        2,995,327        4,185,291
Interest on borrowings ..........................................      712,937         849,830        1,446,576        1,860,621
                                                                   ------------    -------------    -------------    -------------

Total interest expense ..........................................    2,142,113       2,923,251        4,441,903        6,045,912
                                                                   ------------    -------------    -------------    -------------

Net interest income .............................................    1,548,601       1,581,060        2,995,982        3,127,900
Provision for loan losses .......................................       75,000          60,000          150,000          105,000
                                                                   ------------    -------------    -------------    -------------

Net interest income after provision for loan losses .............    1,473,601       1,521,060        2,845,982        3,022,900
                                                                   ------------    -------------    -------------    -------------


Other income:
Service charges and other fees ..................................      188,551         196,922          424,034          358,479
Mortgage banking activities .....................................      173,638         347,090          495,007          543,929
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ................       (9,660)        (38,929)         (16,928)         (40,247)
Other ...........................................................       23,617          29,194           70,151           50,709
                                                                   ------------    -------------    -------------    -------------

Total other income ..............................................      376,146         534,277          972,264          912,870
                                                                   ------------    -------------    -------------    -------------


Other expenses:
Compensation and employee benefits ..............................      846,068         828,254        1,861,805        1,572,438
Federal insurance premiums ......................................        7,254           7,656           14,817           15,257
Advertising .....................................................       47,496          46,159           94,992           91,403
Occupancy .......................................................      247,455         260,820          506,660          500,547
Amortization of core deposit intangible .........................       51,253          51,252          102,505          102,503
Data processing .................................................       64,634           2,259          134,832            4,428
Other ...........................................................      357,521         328,983          731,401          599,963
                                                                   ------------    -------------    -------------    -------------

Other expenses ..................................................    1,621,681       1,525,383        3,447,012        2,886,539
                                                                   ------------    -------------    -------------    -------------

Income before income tax expense ................................      228,066         529,954          371,234        1,049,231
Income tax expense ..............................................       81,121         192,600          132,824          376,950
                                                                   ------------    -------------    -------------    -------------

Net income ......................................................   $  146,945     $   337,354      $   238,410      $   672,281
                                                                   ============    =============    =============    =============

====================================================================================================================================



Per share data:

Basic earnings per share ........................................  $      0.09     $      0.21      $      0.15      $      0.41
Weighted average number of shares outstanding ...................    1,644,378       1,641,754        1,643,088        1,641,825

Diluted earnings per share ......................................  $      0.09     $      0.21      $      0.14      $      0.41
Weighted average number of shares outstanding,
  including dilutive stock options ..............................    1,655,554       1,641,754        1,653,962        1,641,825

Dividends per common share ......................................  $     0.125     $     0.125      $     0.250      $     0.250

====================================================================================================================================



See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                                                        Accumulated
                                                                     Additional                            Other
                                                      Common          Paid-in          Retained        Comprehensive
                                                      Stock           Capital          Earnings           Income            Total
                                                  ------------     ------------     ------------      ------------     ------------

Balance at December 31, 2001 ...................  $  1,641,579     $  5,179,398     $ 13,410,733      $    365,886       20,597,596

Stock issued upon exercise of
  stock options (1,600 shares) .................         1,600           13,800               --                --           15,400

RRP stock release (1,199 shares) ...............         1,199           15,287               --                --           16,486

Net income for the period ......................            --               --          238,410                --          238,410

Changes in unrealized gain
  on available-for-sale securities .............            --               --               --           321,577          321,577
                                                                                                                       ------------

Total comprehensive income .....................            --               --               --                --          559,987

Dividends declared .............................            --               --         (181,094)               --         (181,094)
                                                  ------------     ------------     ------------      ------------     ------------

Balance at June 30, 2002 .......................  $  1,644,378     $  5,208,485     $ 13,468,049      $    687,463     $ 21,008,375
                                                  ============     ============     ============      ============     ============



===================================================================================================================================






See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     For the Six Months Ended
                                                                                                              June 30,
                                                                                                  ---------------------------------
                                                                                                      2002                 2001
                                                                                                  ------------         ------------
                                                                                                            (Unaudited)
Cash flows from operating activities:
     Net income ...............................................................................   $    238,410         $    672,281
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation .........................................................................        238,915              201,051
         Amortization of core deposit intangible ..............................................        102,506              102,503
         Provision for loan losses ............................................................        150,000              105,000
         Accretion of discounts, amortization of premiums,
           and other deferred yield items, net ................................................          1,778               33,876
         Originations of loans held for sale ..................................................    (21,219,920)         (36,363,280)
         Principal amount of loans sold .......................................................     22,362,125           33,751,161
         (Gain) loss on sale of real estate held for investment ...............................          1,129               26,491
         (Gain) loss on sale of premises and equipment,
           real estate owned and other repossessed assets .....................................         15,799                2,218
         (Increase) decrease in accrued interest receivable ...................................       (253,055)             101,906
         (Increase) decrease in prepaid expenses and other assets .............................         (5,962)            (170,721)
         Increase (decrease) in accrued expenses and other liabilities ........................       (207,554)             167,478
         Increase (decrease) in other, net ....................................................        (20,325)               5,267
                                                                                                  ------------         ------------

     Net cash provided by (used in) operating activities ......................................      1,403,846           (1,364,769)
                                                                                                  ------------         ------------

Cash flows from investing activities:
     (Increase) decrease in net loans receivable ..............................................     14,379,621           22,135,177
     Proceeds from sales of:
       Real estate held for investment ........................................................        352,064              162,988
       Real estate owned, other repossessed assets and premises and equipment .................        119,847               95,095
     Purchases of:
       Investment securities available-for-sale ...............................................    (30,541,530)          (8,320,183)
       Real estate held for investment ........................................................       (132,164)              (2,550)
       Premises and equipment .................................................................       (170,327)            (523,253)
     Principal payments received on:
       Investment securities ..................................................................      2,550,000            5,000,000
       Mortgage-backed securities .............................................................        330,658              245,606
                                                                                                  ------------         ------------

     Net cash provided by (used in) investing activities ......................................    (13,111,831)          18,792,880
                                                                                                  ------------         ------------

Cash flows from financing activities:
     Proceeds from Federal Home Loan Bank advances ............................................      2,600,000           22,500,000
     Repayments of Federal Home Loan Bank advances ............................................     (3,000,000)         (46,000,000)
     Increase (decrease) in deposits ..........................................................     (6,562,615)           5,744,594
     Increase (decrease) in advance payments by borrowers for taxes and insurance .............        402,710              357,413
     Dividend paid on common stock ............................................................       (181,094)            (179,526)
     Issuance of common stock .................................................................         15,400                 --
                                                                                                  ------------         ------------

     Net cash provided by (used in) financing activities ......................................     (6,725,599)         (17,577,519)
                                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents ..........................................    (18,433,584)            (149,408)
Cash and cash equivalents at beginning of period ..............................................     24,989,901           16,827,502
                                                                                                  ------------         ------------

Cash and cash equivalents at end of period ....................................................   $  6,556,317         $ 16,678,094
                                                                                                  ============         ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ..................................................   $    146,000         $    385,000
                                                                                                  ============         ============
Cash paid during the period for interest ......................................................   $  4,352,631         $  6,083,723
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

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company") and its wholly-owned direct and indirect subsidiaries, First Federal of Northern Michigan (the "Bank") and Financial Service and Mortgage Corporation ("FSMC"), respectively. FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. All significant intercompany balances and transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2002, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2001. Results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CRITICAL ACCOUNTING POLICY -- The Bank's critical accounting policy relates to the allowance for loan losses on loans. This policy is established by management based on factors described in the Management's Discussion and Analysis section of this report.

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

OTHER COMPREHENSIVE INCOME -- Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the consolidated balance sheet. Such items along with net income are components of comprehensive income.

INCOME TAXES - The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (continued)

EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of shares outstanding in each period. Fully diluted earnings per share is based on weighted average shares outstanding assuming the exercise of the dilutive stock options, which are the only potential stock of the Company as defined in Statement of Financial Accounting Standard No. 128, Earnings per Share. The Company uses the treasury stock method to compute fully diluted earnings per share, which assumes proceeds from the assumed exercise of stock options would be used to purchase common stock at the average market price during the period.

NOTE 2--REORGANIZATION.

The Company was formed as the Bank's holding company on November 14, 2000 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of the Bank's stock held by existing stockholders of the Bank was exchanged for a share of common stock of the Company by operation of law. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 56% of the Company's capital stock is owned by Alpena Bancshares M.H.C. ("the M.H.C."), a mutual holding company. The remaining 44% of the Company's stock is owned by the general public. The activity of the M.H.C. is not included in these financial statements.

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. Alpena Bancshares, M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive receipt of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2002. In a letter dated February 14, 2002, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2002, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $4.1 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On June 11, 2002, the Company declared a cash dividend on its common stock, payable on, or about, July 25, 2002, to shareholders of record as of June 28, 2002, equal to $0.125 per share. The dividend on all shares outstanding totaled $206,000, of which $91,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

At June 30, 2002 the Company had 44,413 outstanding stock options with a weighted exercise price of $10.48 compared to 39,513 outstanding options at a weighted exercise price of $9.85 at December 31, 2001. During the six months ended June 30, 2002, the Board of Directors granted 7,000 options to various senior officers of the Bank at an exercise price of $13.75. During this same period, 1,600 shares were exercised and 500 shares were forfeited with an exercise price of $9.625. At June 30, 2002, options had exercise prices ranging from $9.625 and $13.75 per share and a weighted average remaining contractual life of 4.28 years.

During the six months ended June 30, 2002 the Bank awarded 1,199 shares under the Recognition and Retention Plan ("RRP"). These shares were issued to senior officers of the Bank at a fair value of $13.75 per share which was charged to compensation expense.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company and its wholly owned direct and indirect subsidiaries at June 30, 2002 and December 31, 2001, and the results of operations for the three and six month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets declined $6.2 million, or 2.6%, to $235.3 million at June 30, 2002 from $241.5 million at December 31, 2001. Cash and cash equivalents declined by $18.4 million, or 73.8%, to $6.6 million at June 30, 2002 from $25.0 million at December 31, 2001 as excess cash was reinvested into medium-term securities. Partially due to this reinvestment, securities available for sale increased $28.1 million, or 120.9%. Net loans receivable decreased $14.6 million, or 8.3%, to $161.5 million at June 30, 2002 from $176.1 million at December 31, 2001 as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans that were subsequently sold by the Bank in the secondary market. Such sales totaled $22.4 million and $33.8 million for the six months ended June 30, 2002 and 2001, respectively.

Deposits decreased $6.5 million, or 3.9%, to $160.0 million at June 30, 2002 from $166.5 million at December 31, 2001. This decrease was primarily attributable to lower interest rates offered on certificate of deposit accounts which resulted in some of the maturing funds being withdrawn. Borrowings in the form of Federal Home Loan Bank advances declined $400,000, or 0.8%, to $51.7 million at June 30, 2002 from $52.1 million at December 31, 2001.

Stockholders' equity increased by $411,000, or 2.0%, to $21.0 million at June 30, 2002 from $20.6 million at December 31, 2001. The increase in stockholders' equity was due to net income of $238,000, an increase in accumulated other comprehensive income of $322,000 as the result of higher market values on available-for-sale securities in the generally lower market interest rate environment and by the issuance of 2,799 shares of stock to employees of the Bank. Of these, 1,600 shares were exercised options and 1,199 were shares from the Bank's Recognition and Retention Plan which were awarded to certain key senior management personnel. These increases were partially offset by dividends of $181,000 paid to the minority stockholders.

RESULTS OF OPERATIONS

Net income declined 56.4% to $147,000 for the three months ended June 30, 2002 from $337,000 for the same period ended June 30, 2001. Net income for the six months ended June 30, 2002 was $238,000, a decline of $434,000 or 64.5% from the same period in 2001. The decreases in net income were primarily due to a decline in net interest income and to increases in compensation and employee benefits, data processing and other operating expense.

Interest income was $3.7 million and $7.4 million for the three and six months ended June 30, 2002, respectively, from $4.5 million and $9.2 million for the comparable periods in 2001. The decrease in interest income for the three month period ended June 30, 2002 from the prior year period was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets. The sale of these loans contributed significantly to a decline in the average balance of residential mortgage loans of approximately $48.4 million, or 28.5%, and $50.9 million, or 28.9%, for the three and six months ended June 30, 2002, respectively, from the prior year periods. This decline was partially offset by increases in the average balance of non-mortgage loans of $5.4 million, or 14.2%, and

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

$5.7 million, or 15.5%, and investments of $27.8 million, or 98.2%, and $29.2 million, or 110.6%, for the three and six months ended June 30, 2002, respectively, from the prior year periods.

Interest expense was $2.1 million and $4.4 million for the three and six month periods ended June 30, 2002 compared to $2.9 million and $6.0 million for the same periods in 2001. The decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the periods ended June 30, 2002 compared to the same periods one year earlier.

Net interest income declined slightly to $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2002 compared to $1.6 million and $3.1 million, respectively, for the same periods in 2001. For the three and six months ended June 30, 2002, the amount of average interest-earning assets declined $15.1 million or 6.4% and $15.9 million or 6.6%, respectively. Average interest-bearing liabilities decreased $16.2 million or 7.2% and $17.3 million or 7.6%, respectively, for the three and six month periods one year earlier. The net interest rate spread increased to 2.56% and 2.42% for the three and six months ended June 30, 2002, respectively, from 2.41% and 2.34% for the same periods in 2001. The yield on average interest-earning assets declined to 6.68% for the three months ended June 30, 2002 from 7.63% for the period ended June 30, 2001, while the yield for the six month period decreased to 6.67% from 7.68%. The cost of average interest-bearing liabilities declined to 4.12% from 5.22% for the three months ended June 30, 2002 and June 30, 2001, respectively. This cost decreased to 4.25% from 5.34% for the six month period ended June 30, 2002 when compared to the same period one year earlier.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $75,000 and $150,000, respectively, for the three month and six month periods ended June 30, 2002 and $60,000 and $105,000, respectively, for the comparable periods in 2001.

Other income was $376,000 and $972,000 for the three and six months ended June 30, 2002, respectively, compared to $534,000 and $913,000, respectively, for the same periods ended June 30, 2001. The decrease in the three month period was primarily attributable to a decline in mortgage banking income as the Bank held a portion of its 15 year fixed rate mortgage loan originations in portfolio in 2002. The Company sells new originations of longer term (generally greater than 15 years) fixed rate mortgage loans in the secondary market generally with servicing retained. For the three and six month periods ended June 30, 2002, the Company had mortgage banking income of $174,000 and $495,000, respectively, compared to $347,000 and $544,000, respectively, for the same periods in 2001.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Other expenses were $1.6 million and $3.4 million for the three and six months ended June 30, 2002, respectively, compared to $1.5 million and $2.9 million, respectively, for the same periods ended June 30, 2001. The increase was attributable to higher compensation and benefits and other expenses. The increase in compensation and benefit expense was primarily due to additional personnel, general overall increases in wage rates and a higher cost of benefits in the 2002 period. The increase in data processing was primarily attributable to increases associated with the conversion to a third party core processing service bureau. The increase in other expense was attributable to increases in several various expense accounts.

Federal income taxes decreased to $81,000 and $133,000 for the three and six month periods ended June 30, 2002 compared to $193,000 and $377,000 for the same periods in 2001. The decrease was attributable to the lower pre-tax income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity as of June 30, 2002 averaged $45.0 million, or 24.0%, compared to $37.2 million, or 17.3% at December 31, 2001. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six months ended June 30, 2002 the Company originated $33.5 million in residential mortgage loans, of which $11.1 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $66.3 million in originations during the first six months of 2001 of which $35.8 million were retained in portfolio. The Company also originated $11.6 million of commercial loans and $5.6 million of consumer loans in the first six months of 2002 compared to $7.9 million of commercial loans and $6.2 million of consumer loans for the same period in 2001. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 72.9% and 76.6%, commercial loans 14.5% and 11.4% and consumer loans 12.6% and 12.0% at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had outstanding loan commitments of $25.0 million. These commitments include $4.1 million for permanent one- to four family dwellings, $10.1 million for non-residential loans, $2.9 million for construction of one- to four- family

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

dwellings, $3.8 million of undisbursed lines of credit on Home Equity loans, $2.2 million of unused credit card lines and $1.6 million of unused commercial lines of credit.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2002 deposits funded 68.0% of the Company's total assets compared to 69.0% at December 31, 2001. Certificates of deposit scheduled to mature in less than one year at June 30, 2002 totaled $58.2 million. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2002 the Company had $51.7 million in FHLB advances. Total borrowings as a percentage of total assets were 22.0% at June 30, 2002 as compared to 21.6% at December 31, 2001. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2002 was $21.0 million, or 8.93% of total assets, compared to $20.6 million, or 8.53% of total assets, at December 31, 2001 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2002. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2002:

                                                                                                          Minimum
                                                                         Regulatory                      To Be Well
                                           Actual                          Minimum                      Capitalized
                                   -------------------------    ----------------------------  ---------------------------
                                   Amount            Ratio        Amount             Ratio    Amount               Ratio
                                   ------            -----        ------             -----    ------               ------
                                                                      (Dollars in Thousands)
Capital Requirements:
---------------------------
Tangible equity capital           $17,689             7.72%      $ 3,436            1.50%      $ 4,582             2.00%
Tier 1 (Core) capital             $17,689             7.72%      $ 9,163            4.00%      $11,454             5.00%
Total risk-based capital          $18,514            14.03%      $10,554            8.00%      $13,193            10.00%
Tier 1 risk-based capital         $17,689            13.41%      $ 5,277            4.00%      $ 7,916             6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002


                          PART II -- OTHER INFORMATION

Item 1 -          Legal Proceedings:
                    Not applicable.

Item 2 -          Changes in Securities:
                    Not applicable.

Item 3 -          Defaults upon Senior Securities:
                    Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                   On April 16, 2002, the Company held its annual meeting of stockholders for the purpose of the election of two Directors to three year terms and one Director to a one year term and for the ratification of the engagement of Plante and Moran, LLP as the auditors for the year ending December 31, 2002.

                   The number of votes cast at the meeting was as follows:


                                                                    NUMBER OF VOTES
                                                            --------------------------------
                                                                 FOR           WITHHELD
                                                            --------------- ----------------
     Election of Directors:
     ---------------------------------
     Martin A. Thomson (three years)                          1,525,073          4,800
     James C. Rapin (three years)                             1,524,873          5,000
     Gary C. VanMassenhove (one year)                         1,526,412          3,461


                                                                            NUMBER OF VOTES
                                                            ------------------------------------------------
                                                                 FOR            AGAINST         ABSTAIN
                                                            --------------- ---------------- ---------------
     Ratification of Appointment of Auditors                  1,516,924         12,079            870



Item 5 -          Other Information:
                    Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits:
                      Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer

                  (b) Reports on Form 8-K:
                         None

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002



                                   SIGNATURES
         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALPENA BANCSHARES, INC.
                                           Registrant


Date:    August 14, 2002                   /s/  Martin A. Thomson
                                           -----------------------
                                           Martin A. Thomson
                                   Title:  President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:    August 14, 2002                   /s/  James D. Hubinger
                                           ---------------------------
                                           James D. Hubinger
                                   Title:  Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

                                  Exhibit Index


Exhibit No.                   Description
-----------                   -----------
EXHIBIT 99.1                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                              FINANCIAL OFFICER
