Form 10QSB
period 2002-09-30
ALPENA BANCSHARES INC
filed 2002-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       -------------------   -------------------

                          Commission File Number 31957

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                   Outstanding at November 1, 2002
      (Title of Class)                                 1,645,258 shares

Transitional Small Business Disclosure Format:    Yes             No  X .
                                                      ---            ---

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

                                                                                          PAGE
                                                                                          ----
ITEM 1  -  FINANCIAL STATEMENTS
             Consolidated Statements of Financial Condition at
                September 30, 2002 and December 31, 2001.................................   3
             Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 2002 and September 30, 2001...................   4
             Consolidated Statement of Changes in Stockholders' Equity
                for the Nine Months Ended September 30, 2002.............................   5
             Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2002 and September 30, 2001................................   6
             Notes to Consolidated Financial Statements..................................   7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION..................................  10

ITEM 3  -  CONTROLS AND PROCEDURES.......................................................  14


                           PART II - OTHER INFORMATION

OTHER INFORMATION........................................................................  15
SIGNATURES...............................................................................  18

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                                       September 30,          December 31,
                                                                                           2002                   2001
                                                                                       -----------------------------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks                                                        $  4,869,744           $  3,971,519
Overnight deposits with FHLB                                                              9,133,961             21,018,382
                                                                                       -----------------------------------
Total cash and cash equivalents                                                          14,003,705             24,989,901
Securities available-for-sale                                                            46,018,477             23,211,921
Loans held for sale                                                                       2,646,328              1,890,900
Loans receivable, net of allowance for loan losses of $816,000 at
    September 30, 2002 and $689,000 at December 31, 2001                                157,381,784            176,146,498
Foreclosed real estate and other repossessed assets                                          41,803                196,992
Real estate held for investment                                                             571,553                769,788
Federal Home Loan Bank stock, at cost                                                     4,293,600              4,293,600
Premises and equipment                                                                    4,689,362              4,844,214
Accrued interest receivable                                                               1,350,915              1,350,199
Core deposit intangibles                                                                  1,749,173              1,902,931
Other assets                                                                              2,153,761              1,875,529
                                                                                       -----------------------------------
Total assets                                                                           $234,900,461           $241,472,473
                                                                                       ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                               $160,820,811           $166,538,294
Advances from borrowers for taxes and insurance                                             451,058                102,789
Federal Home Loan Bank advances                                                          49,120,320             52,120,320
Accrued expenses and other liabilities                                                    2,311,406              1,758,448
Deferred income taxes                                                                       644,017                355,026
                                                                                       -----------------------------------
Total liabilities                                                                       213,347,612            220,874,877
                                                                                       -----------------------------------

Commitments and contingencies                                                                     -                      -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized,
1,645,248 and 1,641,579 shares issued and outstanding at
September 30, 2002 and December 31, 2001, respectively)                                   1,645,258              1,641,579
Additional paid-in capital                                                                5,216,075              5,179,398
Retained earnings, restricted                                                             4,232,000              3,887,000
Retained earnings                                                                         9,430,813              9,523,733
Accumulated other comprehensive income                                                    1,028,703                365,886
                                                                                       -----------------------------------
Total stockholders' equity                                                               21,552,849             20,597,596
                                                                                       -----------------------------------

Total liabilities and stockholders' equity                                             $234,900,461           $241,472,473
                                                                                       ===================================


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                      For the Three Months                For the Nine Months
                                                                      Ended September 30,                  Ended September 30,
                                                                  -----------------------------      ------------------------------
                                                                      2002             2001              2002              2001
                                                                  ------------     ------------      ------------      ------------
                                                                                           (Unaudited)
Interest income:
Interest and fees on loans ..................................     $  3,012,042     $  3,794,767      $  9,346,867      $ 12,109,949
Interest and dividends on investments .......................          551,668          474,527         1,577,464         1,259,741
Interest on mortgage-backed securities ......................           97,512           34,530           174,776           107,946
                                                                  ------------     ------------      ------------      ------------
Total interest income .......................................        3,661,222        4,303,824        11,099,107        13,477,636
                                                                  ------------     ------------      ------------      ------------
Interest expense:
Interest on deposits ........................................        1,318,133        1,934,685         4,313,460         6,119,976
Interest on borrowings ......................................          719,932          855,251         2,166,508         2,715,872
                                                                  ------------     ------------      ------------      ------------
Total interest expense ......................................        2,038,065        2,789,936         6,479,968         8,835,848
                                                                  ------------     ------------      ------------      ------------
Net interest income .........................................        1,623,157        1,513,888         4,619,139         4,641,788
Provision for loan losses ...................................           75,000           75,000           225,000           180,000
                                                                  ------------     ------------      ------------      ------------
Net interest income after provision for loan losses .........        1,548,157        1,438,888         4,394,139         4,461,788
                                                                  ------------     ------------      ------------      ------------
Other income:
Service charges and other fees ..............................          368,625          424,701           864,121           783,180
Mortgage banking activities .................................          368,797          257,858           863,804           801,787
Gain on sale of available-for-sale investments ..............           64,128          182,906            64,128           182,906
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ............            3,685         (145,027)          (13,243)         (185,274)
Other .......................................................           22,291           53,005            92,442           103,714
                                                                  ------------     ------------      ------------      ------------
Total other income ..........................................          827,526          773,443         1,871,252         1,686,313
                                                                  ------------     ------------      ------------      ------------
Other expenses:
Compensation and employee benefits ..........................        1,129,047        1,111,931         3,052,305         2,684,369
Federal insurance premiums ..................................            7,052            7,845            21,869            23,102
Advertising .................................................           47,496           44,828           142,488           136,231
Occupancy ...................................................          259,072          294,964           765,732           795,511
Amortization of core deposit intangible .....................           51,253           51,256           153,758           153,759
Data processing .............................................           70,214                -           205,046             4,428
Other .......................................................          371,527          306,958         1,112,937           906,921
                                                                  ------------     ------------      ------------      ------------
Total other expenses ........................................        1,935,661        1,817,782         5,454,135         4,704,321
                                                                  ------------     ------------      ------------      ------------
Income before income tax expense ............................          440,022          394,549           811,256         1,443,780
Income tax expense ..........................................          154,600          148,049           287,424           524,999
                                                                  ------------     ------------      ------------      ------------
Net income ..................................................     $    285,422     $    246,500      $    523,832      $    918,781
                                                                  ============     ============      ============      ============
Per share data:

Basic earnings per share ....................................     $       0.17     $       0.15      $       0.32      $       0.56
Weighted average number of shares outstanding ...............        1,644,426        1,641,579         1,643,544         1,641,743

Diluted earnings per share ..................................     $       0.17     $       0.15      $       0.32      $       0.56
Weighted average number of shares outstanding,
  including dilutive stock ..................................        1,657,204        1,642,916         1,655,100         1,642,189

Dividends per common share ..................................     $      0.125     $      0.125      $      0.375      $      0.375


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                                      Accumulated
                                                                    Additional                           Other
                                                    Common           Paid-in          Retained       Comprehensive
                                                     Stock           Capital          Earnings          Income             Total
                                                  ------------     ------------     ------------     -------------     ------------
Balance at December 31, 2001 ................     $  1,641,579     $  5,179,398     $ 13,410,733      $    365,886     $ 20,597,596

Stock issued upon exercise of stock
 options (2,480 shares) .....................            2,480           21,390                -                 -           23,870



RRP stock release (1,199 shares) ............            1,199           15,287                -                 -           16,486


Net income for the period ...................                -                -          523,831                 -          523,831


Changes in unrealized gain on
 available-for-sale securities ..............                -                -                -           662,817          662,817


Total comprehensive income ..................                -                -                -                 -        1,186,648


Dividends declared ..........................                -                -         (271,751)                -         (271,751)
                                                  ------------     ------------     ------------      ------------     ------------

Balance at September 30, 2002 ...............     $  1,645,258     $  5,216,075     $ 13,662,813      $  1,028,703     $ 21,552,849
                                                  ============     ============     ============      ============     ============





See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                     For the Nine Months Ended
                                                                                                            September 30,
                                                                                                    -------------------------------
                                                                                                        2002               2001
                                                                                                    ------------       ------------
                                                                                                              (Unaudited)
Cash flows from operating activities:
      Net income .............................................................................      $    523,832       $    918,781
      Adjustments to reconcile net income to net cash from operating activities:
          Depreciation .......................................................................           354,797            319,100
          Amortization of core deposit intangible ............................................           153,759            153,759
          Provision for loan losses ..........................................................           225,000            180,000
          Accretion of discounts, amortization of premiums,
            and other deferred yield items, net ..............................................           (84,196)            33,667
      (Gain) loss on sale of investment securities available for sale ........................           (64,128)          (182,906)
          Originations of loans held for sale ................................................       (40,453,115)       (48,577,484)
          Principal amount of loans sold .....................................................        39,697,687         49,308,333
          (Gain) loss on sale of real estate held for investment .............................               592             28,210
          (Gain) loss on sale of premises and equipment,
            real estate owned and other repossessed assets ...................................            12,651            157,064
          (Increase) decrease in accrued interest receivable .................................              (716)            86,641
          (Increase) decrease in prepaid expenses and other assets ...........................          (278,232)          (397,035)
          Increase (decrease) in accrued expenses and other liabilities ......................           552,958            (26,495)
          Increase (decrease) in other, net ..................................................             9,181           (275,916)
                                                                                                    ------------       ------------

      Net cash provided by operating activities ..............................................           650,070          1,725,719
                                                                                                    ------------       ------------
Cash flows from investing activities:
      (Increase) decrease in net loans receivable ............................................        18,539,714         28,200,602
      Proceeds from sales or maturity of:
        Investment securities available-for-sale .............................................         9,526,504          7,185,844
        Real estate held for investment ......................................................           374,128            374,583
        Real estate owned, other repossessed assets and premises and equipment ...............           328,569            239,706
      Purchases of:
        Investment securities available-for-sale .............................................       (32,039,830)       (13,166,342)
        Real estate held for investment ......................................................          (149,065)           (14,550)
        Premises and equipment ...............................................................          (213,529)          (590,190)
      Principal payments received on:
        Mortgage-backed securities ...........................................................           622,808            406,915
                                                                                                    ------------       ------------

      Net cash used in investing activities ..................................................        (3,010,701)        22,636,568
                                                                                                    ------------       ------------

Cash flows from financing activities:
      Proceeds from Federal Home Loan Bank advances ..........................................                 -         22,500,000
      Repayments of Federal Home Loan Bank advances ..........................................        (3,000,000)       (48,000,000)
      Increase (decrease) in deposits ........................................................        (5,717,483)         4,339,286
      Increase (decrease) in advance payments by borrowers for taxes and insurance ...........           348,269            348,317
      Dividend paid on common stock ..........................................................          (271,751)          (270,144)
      Issuance of common stock ...............................................................            15,400                  -
                                                                                                    ------------       ------------

      Net cash provided by (used in) financing activities ....................................        (8,625,565)       (21,082,541)
                                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents .........................................       (10,986,196)         3,279,746
Cash and cash equivalents at beginning of period .............................................        24,989,901         16,827,502
                                                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................................................      $ 14,003,705       $ 20,107,248
                                                                                                    ============       ============
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes .................................................      $    246,000       $    385,000
                                                                                                    ============       ============
Cash paid during the period for interest .....................................................      $  6,380,899       $  8,735,599
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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2002, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2001. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CRITICAL ACCOUNTING POLICY - The Company's critical accounting policy relates to the allowance for loan losses on loans. This policy is established by management based on factors described in the Management's Discussion and Analysis section of this report. Different assumptions used in evaluating the adequacy of the Company's allowance for loan losses could result in material changes in the Company's consolidated financial condition or consolidated results of operations. The Company's methodology for determining the allowance for loan losses involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. This critical policy and its application are periodically reviewed with the Audit Committee and the full Board of Directors.

REAL ESTATE HELD FOR SALE - FSMC is engaged in the development and sale of real estate. Land held for sale or development is carried at cost, including development costs, not in excess of fair value less costs to sell determined on an individual project basis.

MORTGAGE BANKING ACTIVITIES - In 2000, the Company began selling to investors a portion of its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statements of financial condition.

When the Company acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.

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

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. The M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive receipt of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2002. In a letter dated February 14, 2002, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2002, subject to the following conditions: (1) for as long as the Company is controlled by the M.H.C. the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company (the cumulative dividends waived to date are $4.2 million); (2) the amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and (3) the amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend. In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods, if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Company.

On September 10, 2002, the Company declared a cash dividend on its common stock, payable on, or about, October 25, 2002, to shareholders of record as of September 30, 2002, equal to $0.125 per share. The dividend on all shares outstanding totaled $206,000, of which $91,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend will not be paid.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

At September 30, 2002 the Company had outstanding stock options for 41,533 shares with a weighted exercise price of $10.34 compared to outstanding options for 39,513 shares at a weighted exercise price of $9.85 at December 31, 2001. During the nine months ended September 30, 2002, the Board of Directors granted options for 7,000 shares to various senior officers of the Bank at an exercise price of $13.75. During this same period, options for 2,480 shares were exercised with a price per share of $9.625, options for 500 shares were forfeited with an exercise price per share of $9.625, and options for 2,000 shares were forfeited with an exercise price per share of $13.75. At September 30, 2002, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 4.06 years.

During the nine months ended September 30, 2002 the Company awarded 1,199 shares under the Recognition and Retention Plan ("RRP"). These shares were issued to senior officers of the Bank at a fair value of $13.75 per share which was charged to compensation expense. Shares issued under the RRP and exercised pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at September 30, 2002 and December 31, 2001, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

ASSETS: Total assets declined $6.6 million, or 2.7%, to $234.9 million at September 30, 2002 from $241.5 million at December 31, 2001. Cash and cash equivalents declined by $11.0 million, or 44.0%, to $14.0 million at September 30, 2002 from $25.0 million at December 31, 2001 as excess cash was invested in medium-term securities. Partially due to this investment, securities available for sale increased $22.8 million, or 98.3%. Net loans receivable decreased $18.7 million, or 10.6%, to $157.4 million at September 30, 2002 from $176.1 million at December 31, 2001 primarily as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans, most of which were subsequently sold by the Company in the secondary market. Such sales totaled $39.7 million for the nine months ended September 30, 2002.

LIABILITIES: Deposits decreased $5.7 million, or 3.4%, to $160.8 million at September 30, 2002 from $166.5 million at December 31, 2001. This decrease was primarily attributable to lower interest rates offered on certificate of deposit accounts which resulted in some of the maturing funds being withdrawn. Borrowings in the form of Federal Home Loan Bank advances declined $3.0 million, or 5.8%, to $49.1 million at September 30, 2002 from $52.1 million at December 31, 2001.

EQUITY: Stockholders' equity increased by $1.0 million, or 4.9%, to $21.6 million at September 30, 2002 from $20.6 million at December 31, 2001. The increase in stockholders' equity was due to net income of $524,000, an increase in accumulated other comprehensive income of $663,000 as the result of higher market values on available-for-sale securities in the generally lower market interest rate environment, and $40,000 from the issuance of 3,679 shares of stock to employees of the Bank. Of the 3,679 shares, 2,480 shares were from exercised options and 1,199 were shares issued from the Bank's Recognition and Retention Plan, which were awarded to certain key senior management personnel. These increases were partially offset by dividends of $272,000 paid to the public stockholders.

RESULTS OF OPERATIONS

GENERAL: Net income increased 15.4% to $285,000 for the three months ended September 30, 2002 from $247,000 for the same period ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $524,000, a decline of $395,000, or 43.0%, from the same period in 2001. The increase for the three month period was primarily due to an increase in net interest income and a decrease in compensation and employee benefits expense. The decrease for the nine month period was primarily due to increases in compensation and employee benefits, data processing and other operating expense.

INTEREST INCOME: Interest income was $3.7 million and $11.1 million for the three and nine months ended September 30, 2002, respectively, compared to $4.3 million and $13.5 million for the comparable periods in 2001. The decreases in interest income for the three and nine month periods from the prior year periods were primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets. The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $39.5 million, or 25.3%, and $46.6 million, or 27.5%, for the three and nine month periods ended September 30, 2002, respectively, from the prior year periods. This decline was partially offset by increases in the average balance of non-mortgage loans of $7.4 million, or

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

19.4%, and $6.4 million, or 17.3%, and investments of $29.6 million, or 46.1%, and $23.19 million, or 125.6%, for the three and nine month periods ended September 30, 2002, respectively, from the same prior year periods.

INTEREST EXPENSE: Interest expense was $2.0 million and $6.5 million for the three and nine month periods ended September 30, 2002 compared to $2.8 million and $8.8 million for the same periods in 2001. The decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the periods ended September 30, 2002 compared to the same 2001 periods.

NET INTEREST INCOME: Net interest income increased slightly to $1.6 million for the three month period ended September 30, 2002 compared to $1.5 million for the same period in 2001. Net interest income declined to $6.5 million for the nine month period ended September 30, 2002 compared to $8.8 million for the same period in 2001. For the three and nine months ended September 30, 2002, the amount of average interest-earning assets declined $12.3 million, or 5.3%, and $13.3 million, or 5.6%, respectively, compared to the same periods in 2001. Average interest-bearing liabilities decreased $13.8 million, or 6.3%, and $16.9 million, or 7.5%, respectively, for the same periods one year earlier. The net interest rate spread increased to 2.71% and 2.51% for the three and nine month periods ended September 30, 2002, respectively, from 2.35% and 2.39% for same periods in 2001. The yield on average interest-earning assets declined to 6.63% for both the three and nine month periods ended September 30, 2002 from 7.04% and 7.43% for the same periods ended in 2001. The cost of average interest-bearing liabilities declined to 3.92% and 4.12% from 4.69% and 5.04% for the three and nine month periods ended September 30, 2002 and September 30, 2001, respectively.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $75,000 and $225,000, respectively, for the three month and nine month periods ended September 30, 2002, and $75,000 and $180,000, respectively, for the comparable periods in 2001.

NONINTEREST INCOME: Other income was $828,000 and $1.9 million for the three and nine month periods ended September 30, 2002, respectively, compared to $773,000 and $1.7 million, respectively, for the same periods in 2001. The increase in the three and nine month periods was primarily attributable to an increase in income from mortgage banking activities and net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets, which was partially offset by a decline in net gain (loss) on sale of investments.
The increase in mortgage banking income was due to more loan sales in 2002. The Company sells new originations of longer term (generally greater than 15 years) fixed rate mortgage loans in the secondary market generally with servicing retained. For the three and nine month periods ended September 30, 2002, the Company had mortgage banking income of $369,000 and $864,000, respectively, compared to $258,000 and $802,000, respectively, for the same periods in 2001. The increase in net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets was primarily due to a $92,000 on disposition of computer equipment in September 2001. The decrease in gain on sale of investments, was due to fewer sales of securities in the 2002 periods, and sales for all periods were to reposition investment maturities.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE: Other expenses were $1.9 million and $5.5 million for the three and nine month periods ended September 30, 2002, respectively, compared to $1.8 million and $4.7 million, respectively, for the same periods in 2001. The increase for the three month period was primarily due to an increase in data processing and other expense. The increase in the nine month period was primarily attributable to higher compensation and benefits, data processing and other expenses. The increase in data processing expense for both 2002 periods was attributable to increases associated with the conversion to a third party core processing service bureau. The increase in other expense for both 2002 periods was attributable to increases in several expense accounts. The increase in compensation and benefit expense for the nine month period was primarily due to additional personnel, general overall increases in wage rates and a higher cost of benefits in the 2002 period.

INCOME TAXES: Federal income taxes decreased to $155,000 and $287,000 for the three and nine month periods ended September 30, 2002 compared to $148,000 and $525,000 for the same periods in 2001. The increase for the three month period was attributable to the higher pre-tax income, and the decrease for the nine month period was attributable to the lower pre-tax income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity as of September 30, 2002 averaged $51.4 million, or 27.0%, compared to $37.2 million, or 17.3% at December 31, 2001. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2002 the Company originated $62.1 million in residential mortgage loans, of which $22.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $79.4 million in originations during the first nine months of 2001 of which $30.1 million were retained in

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY (continued)

portfolio. The Company also originated $17.9 million of commercial loans and $8.8 million of consumer loans in the first nine months of 2002 compared to $11.4 million of commercial loans and $9.3 million of consumer loans for the same period in 2001. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 70.7% and 76.6%, commercial loans 16.7% and 11.4% and consumer loans 12.6% and 12.0% at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had outstanding loan commitments of $39.6 million. These commitments include $6.7 million for permanent one-to-four family dwellings, $21.0 million for non-residential loans, $3.1 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $3.7 million of undisbursed lines of credit on home equity loans, $3.0 million of unused credit card lines and $2.1 million of unused commercial lines of credit.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2002 deposits funded 68.0% of the Company's total assets compared to 69.0% at December 31, 2001. Certificates of deposit scheduled to mature in less than one year at September 30, 2002 totaled $53.3 million. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2002 the Company had $49.1 million in FHLB advances. Total borrowings as a percentage of total assets were 20.9% at September 30, 2002 as compared to 21.6% at December 31, 2001. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2002 was $21.6 million, or 9.18% of total assets, compared to $20.6 million, or 8.53% of total assets, at December 31, 2001 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2002. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2002:

                                                                                                 Minimum
                                                                          Regulatory           To Be Well
                                                        Actual             Minimum             Capitalized
                                                ------------------    -----------------      ------------------
                                                Amount       Ratio    Amount      Ratio      Amount      Ratio
                                                ------       -----    ------      -----      ------      ------
                                                                  (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                         $17,807      7.71%      $3,462     1.50%     $4,616      2.00%
Tier 1 (Core) capital                           $17,807      7.71%      $9,233     4.00%    $11,540      5.00%
Total risk-based capital                        $19,318     14.94%     $10,343     8.00%    $12,929     10.00%
Tier 1 risk-based capital                       $17,807     13.77%      $5,172     4.00%     $7,757      6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION

                        ITEM 3 - CONTROLS AND PROCEDURES


The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002


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

Item 2 -          Changes in Securities:
                   Not applicable.

Item 3 -          Defaults upon Senior Securities:
                   Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                   Not applicable

Item 5 -          Other Information:
                   Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a)      Exhibits:
                           Exhibit 99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           Exhibit 99.2 Written Statement of Acting Chief Financial Officer furnished pursuant to
                                         Section 906 of the Sarbanes-Oxley Act
                                         of 2002

                  (b)      Reports on Form 8-K:
                            On October 22, 2002, the Company reported on the
                           resignation of its Chief Financial Officer and the hiring of a successor.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Martin A. Thomson, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Alpena Bancshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                         /s/ Martin A. Thomson
Date                                      ---------------------
                                          Martin A. Thomson
                                          President and Chief Executive Officer

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James I. Malaski, Acting Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Alpena Bancshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                                 /s/ James I. Malaski
Date                                              --------------------
                                                  James I. Malaski
                                                  Acting Chief Financial Officer

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002





                                   SIGNATURES
         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALPENA BANCSHARES, INC.
                                           Registrant


Date:    November 14, 2002                 /s/ Martin A. Thomson
                                           ---------------------
                                           Martin A. Thomson
                                  Title:   President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:    November 14, 2002                 /s/ James I. Malaski
                                           --------------------
                                           James I. Malaski
                                  Title:   Vice President - Secretary and
                                           Acting Chief Financial Officer
                                           (Duly Authorized Officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002