Form 10KSB
period 2002-12-31
ALPENA BANCSHARES INC
filed 2003-03-27
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal Year Ended December 31, 2002
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ----------------

                        COMMISSION FILE NUMBER: 000-31957

                             ALPENA BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      UNITED STATES                             38-3567362
        -------------------------------------------        --------------------
              (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)              Identification Number)

          100 S. SECOND AVENUE, ALPENA, MICHIGAN                   49707
          --------------------------------------                   -----
         (Address of Principal Executive Offices)                Zip Code

                                 (989) 356-9041
                        (Registrant's telephone number)

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

         The Registrant's revenues for the year ended December 31, 2002 was $14.5 million.

         As of February 28, 2003, there were issued and outstanding 1,645,258 shares of the Registrant's common stock.

         The Registrant's revised for the year ended December 31, 2002 was

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on February 28, 2003 was $10.0 million. This amount does not include shares held by the Registrant's Employee Stock Ownership Plan, by executive officers and directors, and by Alpena Bancshares, M.H.C.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2002 (Part II).
2. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Alpena Bancshares, Inc. (the "Company") is a federally chartered holding company that conducts business principally through its wholly owned subsidiary, First Federal of Northern Michigan, a federally chartered savings bank (the "Bank"). The Company was formed in November 2000 when the Bank reorganized into the holding company structure. In this reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Company's common stock. The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of capital distributions. The Company has substantially no independent operations separate from its role as holding company for the Bank. Accordingly, the operations of the Bank as described in this report effectively describe the operations of the Company. At December 31, 2002, the Company had total assets of $228.8 million, total deposits of $156.1 million, and stockholders' equity of $21.7 million. The Company's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (989) 354-7310.

         The Bank is a federally chartered savings bank that conducts its operations from nine full-service facilities located in Cheboygan, Alpena, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. The Bank has operated in Alpena since its chartering in 1957. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank System since 1957.

         The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in one- to four-family residential real estate mortgages, commercial real estate loans and consumer loans.

         The Bank's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (989) 354-7310.

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

         Major employers in the Bank's primary market area include various public schools and governmental agencies, Alpena General Hospital, Besser Company (a manufacturer of concrete products equipment), Lafarge Corporation (a limestone mining and cement producer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties), Otsego Memorial Hospital, Community Memorial Hospital, and various other small companies.

         As of December 31, 2002, the Bank was the only thrift institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other savings institutions along with a new de novo bank. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and through advertising.

LENDING ACTIVITIES

         Loan Portfolio. The principal components of the Bank's loan portfolio are mortgage loans secured by one-to-four family residential real estate. A majority of the fixed-rate conventional mortgage loans with 15, 20 and 30 year terms secured by one-to four-family residential real estate originated by the Bank is sold to Freddie Mac. A majority of the servicing of these mortgages is retained by the Bank. To a lesser extent, the Bank also originates commercial loans, commercial real estate loans and consumer loans. At December 31, 2002, the Bank's gross loans receivable totaled $152.3 million, of which $104.8 million, or 69.2%, were one-to four-family residential real estate mortgage loans, and $20.4 million, or 13.5%, were commercial real estate loans. Other loans, consisting primarily of consumer loans, totaled $27.1 million, or 17.9% of the Bank's net loan portfolio.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                            For the Years Ended December 31,
                                                            --------------------------------

                                   2002                2001               2000                1999               1998
                                   ----                ----               ----                ----               ----
                              Amount  Percent     Amount  Percent   Amount   Percent    Amount   Percent   Amount    Percent
                             -------  --------   -------  -------- -------   --------   ------   -------   ------    -------
                                                                      (In thousands)
Real estate loans:
1-4 family residential      $ 104,779   69.2%   $ 135,489   76.9%  $ 176,548   80.6%   $ 195,237   87.2%  $ 188,036   91.5%
Construction                    2,946    2.0%       3,036    1.7%      3,930    1.8%          --    0.0%         --    0.0%
Other real estate loans        20,369   13.5%   $  14,152    8.0%  $  10,681    4.9%   $   8,969    4.0%  $   7,723    3.8%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------
Total real estate loans     $ 128,094   84.6%   $ 152,677   86.7%  $ 191,159   87.3%   $ 204,206   91.2%  $ 195,759   95.3%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------

Other loans:
Commercial loans            $   7,528    5.0%   $   6,022    3.4%  $   1,410    0.6%          --    0.0%         --    0.0%
Consumer loans                 19,425   12.8%      21,010   11.9%     28,652   13.1%      21,160    9.5%     11,856    5.8%
Loans on savings dep.             162    0.1%         162    0.1%        137    0.1%          46    0.0%         90    0.0%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------
Total other loans           $  27,115   17.9%   $  27,194   15.4%  $  30,199   13.8%   $  21,206    9.5%  $  11,946    5.8%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------
Total loans receivable      $ 155,209  102.6%   $ 179,871  102.1%  $ 221,358  101.1%   $ 225,412  100.7%  $ 207,705  101.1%
Less:
Loans in process            $  (2,855)  -1.9%   $  (2,968)  -1.7%  $  (1,727)  -0.8%   $  (1,179)  -0.5%  $  (2,097)  -1.0%
Deferred loan costs               (91)  -0.1%         (68)   0.0%        (25)   0.0%          81    0.0%        331    0.2%
Allow. for loan losses      $    (922)  -0.6%   $    (689)  -0.4%  $    (649)  -0.3%   $    (448)  -0.2%  $    (478)  -0.2%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------

Total loans receivable-
   -net at end of period    $ 151,341  100.0%   $ 176,146  100.0%  $ 218,957  100.0%   $ 223,866  100.0%  $ 205,461   100.0%
                            ---------  ------   ---------  ------  ---------  ------   ---------  ------  ---------  ------





         Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at December 31, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable-and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                                  One              Three
                                                Within           Year              Years               Over
                                                  One           Through           Through              Five
                                                 Year         Three Years       Five Years            Years             Total
                                                 ----         -----------       ----------            -----             -----
                                                                              (In thousands)
Real estate loans:
  One-to four-family residential .........     $ 10,622        $ 29,747          $ 13,229          $ 48,235          $101,833
  Construction ...........................        2,946              --                --                --             2,946
  Other real estate loans ................        7,857           3,522             8,136               854            20,369
                                               --------        --------          --------          --------          --------
   Total real estate loans ...............       21,425          33,269            21,365            49,089           125,148

Other loans:
  Commercial loans .......................        7,240             186                --               102             7,528
  Consumer loans .........................        3,462           3,146             5,160             7,819            19,587
                                               --------        --------          --------          --------          --------
    Total other loans ....................       10,702           3,332             5,160             7,921            27,115
                                               --------        --------          --------          --------          --------

Total loans receivable ...................     $ 32,127        $ 36,601          $ 26,525          $ 57,010          $152,263
                                               ========        ========          ========          ========          ========

         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2002, the dollar amount of all fixed rate and adjustable rate loans that have a scheduled maturity or period to repricing after December 31, 2003.


                                                         Fixed               Adjustable
                                                          Rate                  Rate                    Total
                                                         ------              -----------                -----

                                                                            (In Thousands)
         Real estate loans:
           One-to four-family residential ...........   $  84,609               $  6,602              $  91,211
           Other real estate loans ..................      12,512                     --                 12,512
                                                        ---------               --------              ---------
             Total real estate loans ................      97,121                  6,602                103,723
                                                        ---------               --------              ---------

         Other loans:
           Commercial loans .........................         253                     35                    288
           Consumer loans ...........................      16,125                     --                 16,125
                                                        ---------               --------              ---------
             Total other loans ......................      16,378                     35                 16,413
                                                        ---------               --------              ---------

         Total loans receivable .....................   $ 113,499               $  6,637              $ 120,136
                                                        ---------               --------              ---------

         One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank also originates one- to four-family loans that pay interest only during the initial construction period (which generally does not exceed twelve months) and then pay interest and principal for the remainder of the loan term. The Bank generally sells all of its originated longer term (20+ years) fixed-rate mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and retains a majority of the loan servicing upon those sales. Most, but not all, of the loans originated by the Bank qualify for resale in the secondary mortgage market. One- to four-family loans are underwritten and originated according to policies and guidelines established by the secondary market agencies and approved by the Board of Directors. The Bank utilizes existing liquidity, savings deposit growth, loan repayments, and FHLB advances to meet demand for loans.

         The Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 5 to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy.

         Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. The Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Bank's loan portfolio more interest rate sensitive, loans originated with terms greater than fifteen years are generally underwritten to secondary market standards and sold; balloon mortgage loans with five year terms and adjustable rate mortgage loans are generally underwritten to secondary market standards, but will be retained in the Bank's loan portfolio.

         The Bank originates some fixed-rate loans which are generally amortized over 15 years but which have "balloon payments" which are due upon the maturity of the loan in five years. Upon maturity, the balloon mortgage loans are either underwritten as fixed-rate loans and sold in the secondary market or renewed at current market rates for a consecutive five year term. While the majority of the Bank's balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over 5 years.

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies limit the maximum loan-to-value ratio on fixed-rate loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

         The Bank makes one- to four-family real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Bank may require the first 20% of the loan amount to be covered by private mortgage insurance. The Bank requires fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by the Bank.

         Other Real Estate Loans. At December 31, 2002, the Bank had a total of 111 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. The Bank's commercial real estate loans are secured by income producing properties such as office buildings, retail buildings and motels. The Bank has originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period which generally does not exceed nine months. At December 31, 2002, the Bank's commercial real estate loans totaled $20.4 million and had an average principal balance of $187,325 and the largest commercial real estate loan had a principal balance of $1.8 million. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 1/2 to 1.0% is generally charged on commercial real estate loans. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan.

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

         Other Loans. The Bank also originates other real estate and non-real estate related loans, including commercial loans, consumer installment loans, credit card advances, and loans secured by savings accounts, automobiles, mobile homes, boats, recreational vehicles, and other personal property. Such other loans are originated by the Bank in order to provide a full range of financial services to its customers. Commercial loans carry a greater level of credit risk due to their dependence on the successful operation and cash flow of the business, which is the primary source of repayment for the debt. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. At December 31, 2002, the Bank's non real estate commercial loan portfolio totaled $7.5 million, or 5.0% of total loans receivable. The Bank's other consumer loans totaled $19.6 million, or 12.9% of total loans receivable.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, the Bank's directors and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, the Bank obtains a determination of value of the real estate intended to collateralize the proposed loan. Conventional one- to four-family residential loans up to $322,700 generally may be approved by loan officers if the loan will be sold on the secondary market. For loans held in portfolio, the lending limits vary by officer experience but range from $50,000 to $322,700. The loan committee must approve any loan from $322,701 up to $400,000, and any loan request over $400,000 must be approved by the Board of Directors. Consumer lending limits by officer range from $15,000 to $200,000. For secured commercial loans, the limit ranges from $150,000 to $400,000. After the loan is approved, a loan commitment letter is promptly issued to the applicant.

         The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 30-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2002, the Bank had outstanding loan commitments of $44.8 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's loan originations, purchases, sales, and repayments of loans for the periods indicated.



                                                                        YEARS ENDED DECEMBER 31,

                                                            -----------------------------------------------
                                                               2002               2001             2000
                                                            -----------------------------------------------
                                                                          (In Thousands)

       Loans receivable at beginning of period .............  $ 176,835        $ 219,606        $ 225,412

       Originations:
         Real estate:
            Residential 1-4 family .........................     97,487          107,557           42,814
            Commercial and Multi-family ....................     22,211           24,652            8,485
         Consumer ..........................................      8,340           13,867           14,676
                                                              ---------        ---------        ---------
      Total originations                                        133,038          146,076           65,975
                                                              ---------        ---------        ---------

Loan purchases .............................................          -                -                -
                                                              ---------        ---------        ---------

Loan sales .................................................    (69,980)         (77,626)         (17,862)
Transfer of mortgage loans
      to foreclosed real estate.............................       (618)            (372)            (563)
Repayments .................................................    (87,012)        (110,849)         (53,356)
                                                              ---------        ---------        ---------


   Total loans receivable at end of period .................  $ 152,263        $ 176,835        $ 219,606
                                                              ---------        ---------        ---------




         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2002, the Bank had $91,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also generates other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. The Bank recognized fees and service charges of $818,000, $740,000, and $462,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

DELINQUENCIES AND CLASSIFIED ASSETS

         Delinquencies. The Bank's general collection procedures provide that when a mortgage or consumer loan is 16 days past due (11 days for a commercial loan), a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. Bank officials will generally send a "due and payable" letter upon a loan becoming 90 days delinquent. This letter grants the mortgagor 30 days to bring the account paid to date prior to start of any legal action. If not paid, foreclosure proceedings are initiated after this 30 day period. To the extent required by regulations of the Department of Housing and Urban Development ("HUD"), generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from the Bank's general procedures.

         Non-performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful or when extraordinary efforts are required to collect the debt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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

         When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2002, the Bank held $127,800 of REO/ORA.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.


                                                                                          At December 31,
                                                                                          ---------------
                                                                                           (In Thousands)
                                                                                           --------------
                                                                         2002       2001        2000        1999         1998
                                                                         ----       ----        ----        ----         ----

Total non-accrual loans delinquent 90 days or more ...............    $   662     $    -      $    -       $ 626      $   907
                                                                      -------     ------      -----        -----      -------
Accrual loans delinquent 90 days or more:

  One- to four-family residential ................................        566        475        498            -            -

  Other real estate loans ........................................          -          -         39            -            -

  Consumer / Commercial ..........................................    $   241     $  201      $ 168        $ 125      $   216
                                                                      -------     ------      -----        -----      -------
     Total accrual loans delinquent 90 days or more ..............    $   807     $  676      $ 705        $ 751      $ 1,123
                                                                      -------     ------      -----        -----      -------

Total nonperforming loans (1) ....................................    $ 1,469     $  676      $ 705        $ 751      $ 1,123

Total real estate owned (2) ......................................        128        197        150          100           37
                                                                      -------     ------      -----        -----      -------
Total nonperforming assets .......................................    $ 1,597     $  873      $ 855        $ 851      $ 1,160
                                                                      -------     ------      -----        -----      -------


Total nonperforming loans to net loans receivable ................       0.97%      0.38%      0.32%        0.33%        0.55%

Total nonperforming loans to total assets ........................       0.64%      0.28%      0.26%        0.29%        0.47%

Total nonperforming assets to total assets .......................       0.70%      0.36%      0.32%        0.32%        0.48%



(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure.

     Delinquent Loans. The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.


                                                                                            At December 31
                                                                        ----------------------------------------------------
                                                                         2002        2001        2000        1999       1998
                                                                        ----------------------------------------------------
                                                                                          (In Thousands)
Loans delinquent 60-89 days:
   One- to four-family residential .............................        $1,411      $1,757     $1,315      $1,453     $  964
   Consumer ....................................................         1,213         171        298         144        105
                                                                        ----------------------------------------------------
Total loans delinquent 60-89 days ..............................         2,624       1,928      1,613       1,597      1,069
                                                                        ----------------------------------------------------

Total non-accrual loans delinquent 90 days or more .............           662           -          -           -          -
                                                                           ---         ---        ---         ---        ---

Accrual loans delinquent 90 days or more:
   One-to four-family residential ..............................           566         475        498         626        907
   Other real estate loans .....................................             -           -         39           -          -
   Consumer ....................................................           241         201        168         125        216
                                                                        ----------------------------------------------------
Total accrual loans delinquent 90 days or more .................           807         676        705         751      1,213
                                                                        ----------------------------------------------------

Total loans past due 60 days or more ...........................        $4,093      $2,604     $2,318      $2,348     $2,192
                                                                        ----------------------------------------------------


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


                                                                          At December 31,
                                                                  --------------------------------
                                                                    2002        2001       2000
                                                                    ----        ----       ----
                                                                          (In Thousands)


                           Substandard assets ................    $  1,263    $  2,198  $  3,182
                           Doubtful assets ...................         370           -         -
                           Loss assets                                   -           -         -
                                                                  --------    --------  --------
                             Total classified assets .........    $  1,633    $  2,198  $  3,182



         Substandard assets decreased to $1.3 million at December 31, 2002 compared to $2.2 million at December 31, 2001. The Bank's investment in subsidiary of $562,500 at December 31, 2002 and $900,000 at December 31, 2001 is classified as substandard due to slower then expected sales of building lots and condominium units in the subsidiary's land development project. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned building units. Management believes this is a viable project with development and sales ongoing. At December 31, 2002, the Bank had a recorded lower of cost or market value adjustment of $102,000 to this development. All 25 lots are developed, of which sixteen lots have been sold. There are 14 constructed building units all of which are sold.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998 the Bank added $415,000, $255,000, $280,000, $120,000 and $115,000 respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $922,000, $689,000, $649,000, $448,000 and $478,000 at December 31, 2002, 2001,
2000, 1999 and 1998 respectively.

         For the year ended December 31, 2002, net charge-offs totaled $182,000. Management believes that the allowances for losses on loans and investments in real estate are adequate with respect to quality of assets, as Bank loan losses have generally been minimal. However, as the mix of loans continues to change (commercial and consumer loans grow as a percent to total loan portfolio) management may increase the allowance for loan losses for the increased risk these types of loans bring to the loan portfolio. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions and the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                          At December 31,
                                                                         2002       2001        2000        1999       1998
                                                                      -------------------------------------------------------
                                                                                           (In Thousands)

Net loans outstanding............................................     $151,341    $178,037    $218,957    $223,866    $205,461
Average loans outstanding .......................................      152,943     181,343     220,642     214,963     192,492

Allowance at beginning of period ................................          689         649         448         478         419
   Provisions for loan losses ...................................          415         255         280         120         115
   Recoveries ...................................................           52          74          26          34          --
   Charge-offs ..................................................         (234)       (289)       (105)       (184)        (56)
                                                                      --------------------------------------------------------
Allowance balances at end of period .............................          922         689         649         448         478
                                                                      --------------------------------------------------------


Allowance for loan losses as a percent
   of net loans receivable at end of period .....................         0.61%       0.39%       0.30%       0.20%       0.23%

Charge-offs as a percent of average
   loans outstanding ............................................         0.15%       0.16%       0.05%       0.09%       0.03%

Ratio of allowance for loan loss to total non-performing loans
   at end of period .............................................        62.76%     101.95%      92.06%      59.65%      42.56%

Ratio of allowance for loan losses to
   total non-performing loans and REO at
   end of period ................................................        57.73%      78.92%      75.91%      52.64%      41.21%


INVESTMENT ACTIVITIES

         The Bank's investment portfolio comprises investment securities, mortgage-backed securities, FHLB stock, and other investments. At December 31, 2002, the Bank had no investments in unrated securities. At December 31, 2002, $39.3 million, or 83.8% of the Bank's investment portfolio were scheduled to mature in less than five years, and $7.6 million, or 16.2%, were scheduled to mature in over five years.

         The Bank's mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2002, mortgage-backed securities totaled $6.9 million, or 3.0% of total assets. At December 31, 2002, 79.0% of the Bank's mortgage-backed securities were secured by ARM loans. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). The Bank's policy is to hold mortgage-backed securities as available for sale. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

         The Bank's has interest in pools of single-family mortgages in which the principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage loans and sell the participation interest in the form of securities, to investors such as the Bank. These quasi-governmental agencies include Freddie Mac, the GNMA, or the FNMA. The underlying pool of mortgages can be composed of either fixed-rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, are shared by the investors in that pool.

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



                                                     2002                         2001                          2000
                                             ---------------------      ---------------------        ---------------------
                                              Carrying     Market        Carrying      Market          Carrying     Market
                                              Value        Value         Value         Value           Value         Value
                                             ---------    --------      ---------    ---------       ----------    -------
                                                                        (Dollars in Thousands)
                                                                        ----------------------
Investment securities available for sale:

     Equity investments (1)                  $    166     $    166      $    182     $    182        $    355      $    355
     U.S. Government agency securities         31,981       31,981        13,870       13,870          11,996        11,996
     Mortgage-backed securities                 6,931        6,931         1,976        1,976           1,405         1,405
     Corporate and municipal bonds              7,866        7,866         7,184        7,184           1,669         1,669
Investments held to maturity:
     U.S. Government agency securities              -            -             -            -               -             -
     Mortgage-backed securities                     -            -             -            -               -             -
                                             --------     --------      --------     --------        --------      --------
          Total Investments                  $ 46,944     $ 46,944      $ 23,212     $ 23,212        $ 15,425      $ 15,425
                                             ========     ========      ========     ========        ========      ========

(1)  Includes Freddie Mac and MIMLIC stocks.

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying/market values, and weighted average yields for the Bank's investment portfolio at December 31, 2002.

                                                                             At December 31, 2002
                                                ---------------------------------------------------------------------------------
                                                     One Year or Less          One to Five Years           Five to Ten Years
                                                -----------------------    -------------------------    -------------------------
                                                             Annualized                   Annualized                   Annualized
                                                Carrying/     Weighted     Carrying/       Weighted     Carrying/       Weighted
                                                  Market       Average       Market         Average       Market         Average
                                                  Value         Yield        Value           Yield        Value           Yield
                                                ---------    ----------    ---------      ----------    ---------      ----------
                                                                            (Dollars in Thousands)
Investment securities available for sale:
     U.S. Government
       Agency securities                          $ 4,073       5.36%       $27,907          4.13%       $  --                %
     Mortgage-backed securities                      --         0.00           --            0.00          6,132          5.02
     Corporate and municipal bonds                  2,726       5.10          4,446          5.00            695          4.37
                                                  -------       ----        -------          ----        -------          ----
       Total investments with maturities          $ 6,799       5.26%       $32,353          4.25%       $ 6,827          4.95%
                                                  =======       ====        =======          ====        =======          ====

                                                                                   At December 31, 2002
                                                                ---------------------------------------------------------------
                                                                      More than Ten Years                    Total
                                                                -----------------------------     -----------------------------
                                                                                   Annualized                        Annualized
                                                                Carrying/           Weighted      Carrying/           Weighted
                                                                  Market             Average        Market             Average
                                                                  Value               Yield         Value               Yield
                                                                ---------          ----------     ---------          ----------
                                                                                     (Dollars in Thousands)
Investment securities available for sale:
    U.S. Government
       Agency securities                                         $  --                0.00%        $31,980              4.29%
    Mortgage-backed securities                                       799              5.50           6,931              5.08
    Corporate and municipal bonds                                   --                0.00         $ 7,867              4.98
                                                                 -------              ----         -------              ----
      Total investments with maturities                          $   799              5.50%        $46,778              4.52%
                                                                 =======              ====         =======              ====

SOURCES OF FUNDS

         General. The Bank's deposit-gathering activities are currently conducted from the Bank's nine full-service offices in Alpena, Ossineke, Mio, Cheboygan, Oscoda, Indian River, Lewiston and Gaylord. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Bank is currently managing liquidity levels and loan funding primarily through secondary market sales.

         Deposits. Deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, regular savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Bank must pay is not established by regulatory authority. The asset / liability committee (ALCO) regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank has sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Bank also attracts non-interest bearing commercial deposit accounts from its commercial borrowers and offers a competitive sweep product that is not insured by the FDIC. The Bank periodically obtains funds through brokers or through a solicitation of funds outside its market area when rates for these deposits compare favorably to local market rates. The Bank offers a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. The lower Bank CD rates in 2002 were a function of the excess liquidity created by the heavy refinance activity this past year. Attracting deposits by paying higher CD yields was not necessary given the available liquidity that was maintained through the year. The decrease in the average cost of deposits was attributable to lower market interest rates during 2002. Future liquidity needs are expected to be satisfied through the use of FHLB borrowings as necessary. Management does not generally plan on paying above market rates on deposit products.

         Savings Portfolio. Savings in the Bank as of December 31, 2002 were represented by the various types of deposit programs described below.

     Weighted                                                                       Minimum                       Percentage
     Average                                                                        Opening                        of Total
       Rate       Original Term       Description                                   Amount         Balance         Deposits
       ----       -------------       -----------                                   ------         -------         --------
                                      Checking and Savings                                      (In thousands)
                                      --------------------
       NA%        N/A                 Non-interest checking                        $             $     5,418         3.47%
       .84        N/A                 NOW accounts                                    100             14,651         9.39%
       .50        N/A                 Statement savings                                50             29,259        18.74%
       .67        N/A                 IRA Savings                                     100                 91         0.06%
       .98        N/A                 Investment sweep account                      2,500              2,848         1.82%
      1.20        N/A                 Money market accounts                           500              8,464         5.42%
                                                                                                ------------       ------

                                              Total checking and savings accounts                     60,731        38.90%
                                                                                                ------------       ------
                                      Certificates of Deposit
                                      -----------------------
       1.15       3 - 5 months        Fixed term, fixed rate                          500                747          .48%
       1.42       6 -11 months        Fixed term, fixed rate                          500              8,391         5.38%
       2.15       12-17 months        Fixed term, fixed rate                          500             15,811        10.13%
       2.44       18-23 months        Fixed term, fixed rate                          500              3,976         2.55%
       3.74       24-35 months        Fixed term, fixed rate                          500              8,730         5.59%
       5.35       36-47 months        Fixed term, fixed rate                          500             12,871         8.25%
       5.17       48-59 months        Fixed term, fixed rate                          500              1,493          .96%
       5.43       60+ months          Fixed term, fixed rate                          500             11,710         7.50%
       1.24       3 -5 months         IRA accounts fixed rate                         250                 61         0.04%
       1.39       6 -11 months        IRA accounts fixed rate                         250                652         0.42%
       1.88       12-17 months        IRA accounts fixed rate                         250                706         0.45%
       2.31       18-23 months        IRA accounts fixed rate                         500              1,103         0.71%
       3.07       24-35 months        IRA accounts fixed rate                         500                 85         0.05%
       6.33       36-47 months        IRA accounts fixed rate                         500              4,846         3.10%
       4.14       48-59 months        IRA accounts fixed rate                         500                 29          .02%
       5.93       60+ months          IRA accounts fixed rate                         500             12,456         7.98%
       4.54       1-12 months         Jumbo                                       100,000              5,526         3.54%
       6.23       12+ months          Jumbo                                       100,000              2,622         1.68%
       5.60       N/A                 Brokered CDs                                                     3,546         2.27%
                                                                                                ------------       ------
                                           Total certificates of deposit                              95,361        61.10%
                                                                                                ------------       ------
                                           Total Deposits                                       $    156,092       100.00%
                                                                                                ------------       ------

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                                    AT DECEMBER 31,
                                     -----------------------------------------------------------------------------------------------
                                                 2002                                   2001                             2000
                                     -----------------------------------    ----------------------------------    ------------------
                                                 PERCENT    INCREASE                   PERCENT     INCREASE                 PERCENT
                                     AMOUNT    OF TOTAL(1) (DECREASE)(2)    AMOUNT   OF TOTAL(1) (DECREASE)(2)    AMOUNT    OF TOTAL
                                     ------    ----------- -------------    ------   ----------- -------------    ------    --------
                                                                           (DOLLARS IN THOUSANDS)
Noninterest bearing demand ......   $  5,418       3.47%     $  1,996     $  3,422       2.05%     $  1,135     $  2,287       1.40%

NOW accounts ....................     14,651       9.39           261       14,390       8.64           864       13,526       8.31
Passbooks .......................     29,350      18.80           632       28,668      17.22         3,613       25,055      15.39
Investment sweep account ........      2,848       1.82           594        2,254       1.35           987        1,267        .78
Money market deposit accounts ...      8,464       5.42           728        7,736       4.65         1,481        6,255       3.84

Time deposits that mature:
    less than 12 months .........     44,953      28.80        27,994       16,959      10.18       (25,317)      42,276      25.97
    within 12-36 months .........     20,918      13.40       (15,563)      36,481      21.91         6,234       30,427      18.58
    beyond 36 months ............     21,342      13.67       (21,136)      42,569      25.56        13,372       29,197      17.94
Negotiated Jumbo ................      8,148       5.22        (5,911)      14,059       8.44         1,398       12,661       7.78
                                    --------     ------      --------     --------     ------      --------     --------     ------
        Total deposits ..........   $156,092     100.00%     $(10,446)    $166,538     100.00%     $  3,767     $162,771     100.00%
                                    ========     ======      ========     ========     ======      ========     ========     ======

-------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.

         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated (see footnote number 7 in the 2002 Alpena Bancshares Inc. and Subsidiaries Annual report for a more detailed breakdown by rate range):

                                                                           At December 31,
                                                                           ---------------
    Rate                                              2002                      2001                      2000
    ----                                              ----                      ----                      ----
                                                                   (In Thousands)
 .95% - 4.99% ............................          $ 55,894                  $ 40,720                  $  2,770
5.00% - 6.99% ............................            34,394                    62,037                    94,030
7.00% - 8.99% ............................             5,073                     7,311                    17,581
                                                    --------                  --------                  --------
                                                    $ 95,361                  $110,068                  $114,381
                                                    ========                  ========                  ========


         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                            Less Than         1 -2             2-3             3-5         Greater Than
    Rate                                    One Year          Years           Years           Years          5 Years          Total
    ----                                    --------          -----           -----           -----          -------          -----
                                                                   (In Thousands)
 .95% - 4.99% ......................         $33,250         $ 8,704         $ 2,409         $11,151         $   380         $55,894
5.00% - 6.99% ......................          15,222           6,188           3,899           3,516           5,569          34,394
7.00% - 8.99% ......................           2,007             354           1,267             119           1,326           5,073
                                             -------         -------         -------         -------         -------         -------
                                             $50,479         $15,246         $ 7,575         $14,786         $ 7,275         $95,361
                                             =======         =======         =======         =======         =======         =======


         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit that are equal to or greater than $100,000 by time remaining until maturity at December 31, 2002. This amount does not include savings accounts with balances greater than $100,000 or more, which totaled approximately $5.0 million at December 31, 2002.

                                                                                       CERTIFICATES
MATURITY PERIOD                                                                         OF DEPOSIT
---------------                                                                         ----------
                                                                                      (IN THOUSANDS)
Three months or less...................................................                $  3,244
Three through six months...............................................                   2,515
Six through twelve months..............................................                   5,435
Over twelve months.....................................................                   7,420
                                                                                      ---------
     Total.............................................................               $  18,613
                                                                                      =========

BORROWINGS

         Deposits are the Bank's primary source of funds. The Bank also obtains funds from the FHLB. FHLB advances are required to be collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. During the year ended December 31, 2002, the Bank decreased its advances from the FHLB by $3.7 million, and such advances totaled $48.4 million at December 31, 2002.


         The following table sets forth certain information regarding borrowings by the Bank for the periods indicated.


                                                         2002         2001           2000
                                                         ----         ----           ----
                                                               (Dollars in Thousands)
Weighted average rate paid on:
FHLB advances                                             5.81%         5.77%          6.18%
Other borrowings                                            --%           --%            --%

FHLB advances: (1)
Maximum balance at any month end                       $51,720       $70,435        $83,872
Average balance                                        $49,462       $60,461        $80,317

Other borrowings: (2)
Maximum balance                                        $    --       $    --        $    75
Average balance                                        $    --       $    --        $    33


(1) FHLB advances, various adjustable and fixed-rate notes, with renewable one-year to ten-year maturities.
(2)  ESOP note, interest rate tied to prime, repaid in 1999.


                           REGULATION AND SUPERVISION

         As a federally chartered SAIF-insured savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board requires reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company and the Bank and their operations. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

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

         Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $3.3 million at December 31, 2002. As of December 31, 2002, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2002, the Bank maintained 81.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Capital Distributions. OTS regulations govern capital distributions by federal savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for OTS approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the savings institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the savings institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other savings institution, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

         Liquidity. Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. Liquid assets include cash, U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Bank is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operations. The Bank's objective for liquidity is to be above 6%. Liquidity as of December 31, 2002 averaged $47.0 million, or 24.4%, compared to $37.2 million, or 17.3% at December 31, 2001. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

         Community Reinvestment Act and Fair Lending Laws. Federal savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A. The purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank's capital position, and requires approval procedures to be followed. At December 31, 2002, the Bank was in compliance with these regulations.

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

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of approximately $63,000 in 2002.

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

         OTS regulatory capital rules also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based rule, a savings institution whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. Further specific information is available in the Management Discussion and Analysis section of the 2002 Alpena Bancshares Inc. Annual Report.

The following table sets forth the Bank's capital position at December 31, 2002, 2001 and 2000 as compared to the minimum capital requirements.

                                                                       At December 31,
                                           -------------------------------------------------------------------------

                                                    2002                      2001                     2000
                                           -----------------------    ---------------------     --------------------
                                                          Percent                  Percent                  Percent
                                            Amount       of Assets     Amount     of Assets     Amount     of Assets
                                            -------      ---------     ------     ---------     ------     ---------
                                                                       (Dollars in Thousands)
Equity Capital......................       $ 21,747         9.50%     $ 20,597       8.53%      $ 19,471      7.29%

Tangible Capital Requirement:
  Tangible Capital level ...........       $ 18,149         8.08%     $ 17,212       7.24%      $ 15,760      5.99%
  Requirement ......................          3,370         1.50%        3,568       1.50%         3,948      1.50%
                                           --------        ------     --------      ------      --------     ------

  Excess ...........................       $ 14,779         6.58%     $ 13,644       5.74%      $ 11,812      4.449
                                           ========        ======     ========      ======      ========     ======

Core Capital Requirement:

  Core Capital level ...............       $ 18,149         8.08%     $ 17,212       7.24%      $ 15,760      5.99%
  Requirement ......................          8,986         4.00%        9,516       4.00%        10,528      4.00%
                                           --------        ------     --------      ------      --------     ------

  Excess ...........................       $  9,163         4.08%     $  7,696       3.24%      $  5,232      1.99%
                                           ========        ======     ========      ======      ========     ======


Risk-based Capital Requirement .....       $ 19,137        15.95%       17,974      13.11%      $ 16,579     10.70%
  Requirement ......................          9,596         8.00%       10,972       8.00%        12,399      8.00%
                                           --------        ------     --------      ------      --------     ------

  Excess ...........................       $  9,541         7.95%        7,002       5.11%      $  4,180      2.70%
                                           ========        ======     ========      ======      ========     ======


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

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2002 the Bank held $4.3 million in FHLB stock, which was in compliance with this requirement. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled financial institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

         Permitted Activities. Pursuant to federal law and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or institutions share their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company properties used or occupied by a savings institution subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         Federal law prohibits a savings and loan holding company, including the Company and the Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

         Waivers of Dividends by the Holding Company. OTS regulations require the Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the Holding Company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the Holding Company's members; (ii) for as long as the savings institution subsidiary is controlled by the Holding Company, the dollar amount of dividends waived by the Holding Company are considered as a restriction to the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution as a note to the financial statements; (iii) the amount of any dividend waived by the Holding Company is available for declaration as a dividend solely to the Holding Company, and, in accordance with SFAS No. 5, where the savings institution determines that the payment of such dividend to the Holding Company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the Holding Company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the Holding Company.

         Conversion of the Holding Company to Stock Form. OTS regulations permit the Holding Company to undertake a conversion from mutual to stock form ("Conversion Transaction"). In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Holding Company's corporate existence would end, and certain customers of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by stockholders of the Company other than the Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

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

THE USA PATRIOT ACT

         In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         - Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         - Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         - Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

                           FEDERAL AND STATE TAXATION

         Federal Taxation. For federal income tax purposes, the Company files a consolidated federal income tax return on a calendar year basis. This return includes the Bank. The Holding Company also files a federal income tax return. Because the Holding Company has nominal income, it has had no material federal income tax liability.

         The Company and the Holding Company are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings institutions and savings banks such as the Bank, which met certain tests prescribed by the Code, could for tax years beginning prior to January 1, 1996, benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans was based on actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

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

         The Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method for years beginning after December 31, 1995, and "large" institutions, i.e., the quarterly average of the institution's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" institution must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" institution, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e., the balance of its reserves for losses on qualifying loans and non-qualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" institution, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 2002, the Bank's bad debt reserve subject to recapture over the remaining year was approximately $70,000. The impact of the recapture results in additional federal income tax expense of approximately $24,000 per year, assuming amortization on a straight line basis over the six-year period, commencing January 1, 1998.

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

         Michigan State Taxation. During 1999, the State of Michigan passed legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. The Bank files Michigan Single Business Tax (SBT) returns, and in 2002 was subject to tax at a rate equal to 1.9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. The Bank was audited by the State of Michigan in 2001 for the tax years 1997 -- 2000. No material adjustments were found.

SUBSIDIARY ACTIVITY

         The Bank has one service corporation subsidiary, Financial Services & Mortgage Corporation ("FSMC"). At December 31, 2002, the net book value of the Bank's investment in FSMC was $600,000. The Bank may make additional investments in FSMC in the future. FSMC invests in real estate which includes leasing, selling, developing and maintaining real estate properties. FSMC also holds MIMLIC stock. Because of the nature of FSMC's real estate development activities, 100% of the Bank's investment in FSMC has been deducted from the Bank's capital. FSMC had a net gain of $15,451 for the year ended December 31, 2002.

PERSONNEL

         As of December 31, 2002, the Bank had 91 full-time and 15 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

ITEM 2. PROPERTIES

         (a) The Company conducts its business through the Bank's main office and eight full-service branch offices located in Alpena, Ossineke, Mio, Cheboygan, Lewiston, Indian River, Oscoda and Gaylord, Michigan. The Lewiston and Indian River locations are leased on short-term lease agreements of less than four years. All of the remaining offices are owned by the Bank. The aggregate net book value of the Bank's premises and equipment was $4.7 million, net of $2.1 million of depreciation at December 31, 2002.

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

         (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2002, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2002 (the "Annual Report to Stockholders") is incorporated herein by reference.

         As of February 28, 2003, there were approximately 390 holders of record of the Company's common stock.

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

         Information concerning dividends paid by the Company in the last two years on its common stock follows:

                              Dividend        Payment       Dividend
         Period               Declared         Date         per share
1st Quarter 2001                  3/20/01        4/26/01    $   0.125
2nd Quarter 2001                  6/29/01        7/25/01    $   0.125
3rd Quarter 2001                  9/11/01       10/25/01    $   0.125
4th Quarter 2001                 12/11/01        1/25/02    $   0.125
1st Quarter 2002                  3/12/02        4/25/02    $   0.125
2nd Quarter 2002                  6/11/02        7/25/02    $   0.125
3rd Quarter 2002                  9/10/02       10/25/02    $   0.125
4th Quarter 2002                 12/10/02        1/24/03    $   0.125

ITEM 7. FINANCIAL STATEMENTS

         Pages 15 to 48 of the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 14, 2003 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

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



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

         (a)(1)   Financial Statements

                  -    Independent Auditors' Report

                  - Consolidated Statement of Financial Condition, December 31, 2002 and 2001

                  - Consolidated Statement of Income, Years Ended December 31, 2002, 2001 and 2000

                  - Consolidated Statement of Changes in Stockholder Equity, Years Ended December 31, 2002, 2001 and 2000

                  - Consolidated Statement of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

                  -    Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules
                  No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits

         13       2002 Annual Report to Stockholders

         21       Subsidiaries of the Registrant

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  Report dated October 17, 2002 announcing the resignation of James D. Hubinger as Chief Financial Officer and Treasurer of the Company and Bank, effective September 27, 2002, and the hiring of Michael W. Mahler to succeed these positions effective as of about November 1, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

                  Under the supervision and with the participation of the Company, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

         (b)      Changes in internal controls.

                  There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  See the Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which immediately precedes the signature page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALPENA BANCSHARES, INC.



Date:  March 26, 2003                      By:  /s/ Martin A. Thomson
                                                --------------------------------
                                                Martin A. Thomson
                                                President and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Martin A. Thomson                 By:  /s/ Michael W. Mahler
     ----------------------------------         --------------------------------
     Martin A. Thomson, Director,               Michael W. Mahler, Treasurer and
      President and Chief Executive             Chief Financial Officer
      Officer (Principal Executive              (Principal Financial and
      Officer)                                  Accounting Officer)

Date:  March 26, 2003                           Date:  March 26, 2003



By:  /s/ Gary Bensinger                    By:  /s/ Keith Wallace
     ----------------------------------         --------------------------------
     Gary Bensinger, Vice Chairman              Keith Wallace, Director

Date:  March 26, 2003                           Date:  March 26, 2003



By:  /s/ James Rapin                       By:  /s/ Gary VanMassenhove
     ----------------------------------         --------------------------------
     James Rapin, Chairman                      Gary VanMassenhove, Director

Date:  March 26, 2003                           Date:  March 26, 2003


By:  /s/ Thomas R. Townsend
     ----------------------------------
     Thomas R. Townsend, Director

Date:  March 26, 2003

                             ALPENA BANCSHARES, INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Martin A. Thomson, President and Chief Executive Officer, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Alpena Bancshares, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                             /s/ Martin A. Thomson
Date                                       ---------------------
                                           Martin A. Thomson
                                           President and Chief Executive Officer

                             ALPENA BANCSHARES, INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael W. Mahler, Treasurer and Chief Financial Officer, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Alpena Bancshares, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                             /s/ Michael W. Mahler
Date                                       ---------------------
                                           Michael W. Mahler
                                           Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

13             2002 Annual Report to Stockholders

21             Subsidiaries of the Registrant

99.1 Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002