Form 10KSB/A
period 2002-12-31
ALPENA BANCSHARES INC
filed 2003-04-29
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB

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

                                           ALPENA BANCSHARES, INC.



Date:  April 28, 2003                      By:  /s/ Martin A. Thomson
                                                --------------------------------
                                                Martin A. Thomson
                                                President and Chief Executive
                                                Officer

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

Date:  April 28, 2003                           Date:  April 28, 2003



By:  /s/ Gary Bensinger                    By:  /s/ Keith Wallace
     ----------------------------------         --------------------------------
     Gary Bensinger, Vice Chairman              Keith Wallace, Director

Date:  April 28, 2003                           Date:  April 28, 2003



By:  /s/ James Rapin                       By:  /s/ Gary VanMassenhove
     ----------------------------------         --------------------------------
     James Rapin, Chairman                      Gary VanMassenhove, Director

Date:  April 28, 2003                           Date:  April 28, 2003


By:  /s/ Thomas R. Townsend
     ----------------------------------
     Thomas R. Townsend, Director

Date:  April 28, 2003

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


April 28, 2003                             /s/ Martin A. Thomson
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


April 28, 2003                             /s/ Michael W. Mahler
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