Form 10QSB
period 2003-03-31
ALPENA BANCSHARES INC
filed 2003-05-15
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                 to
                                        ----------------   ---------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           UNITED STATES                                     38-3567362
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                100 S. SECOND AVENUE, ALPENA, MICHIGAN     49707
               (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (989) 356-9041

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                        Outstanding at May 8, 2003
       (Title of Class)                                   1,646,558 shares

Transitional Small Business Disclosure Format:      Yes          No    X   .
                                                       --------    ---------

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1 - FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
            Consolidated Balance Sheet at
               March 31, 2003 and December 31, 2002..........................  3
            Consolidated Statements of Income for the Three Months
               Ended March 31, 2003 and March 31, 2002.......................  4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2003.....................  5
            Consolidated Statements of Cash Flow for the Three Months Ended
               March 31, 2003 and March 31, 2002.............................  6
            Notes to Consolidated Financial Statements.......................  7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION........................ 10

ITEM 3 - CONTROLS AND PROCEDURES............................................. 14


                         PART II - OTHER INFORMATION

OTHER INFORMATION............................................................ 15
SIGNATURES................................................................... 18

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                                                    December 31,
                                                                                           March 31, 2003               2002
                                                                                    ----------------------------------------------
                                                                                            (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks                                                              $3,297,190              $3,091,216
Overnight deposits with FHLB                                                                 12,608,255              12,007,645
                                                                                    --------------------------------------------
Total cash and cash equivalents                                                              15,905,445              15,098,861
Securities available-for-sale                                                                44,359,326              46,944,263
Loans held for sale                                                                           3,970,583                 541,968
Loans receivable, net of allowance for loan losses of $1,043,103 at
    March 31, 2003 and $922,000 at December 31, 2002                                        146,498,570             151,341,463
Foreclosed real estate and other repossessed assets                                              79,511                 127,800
Real estate held for investment                                                                 584,850                 490,086
Federal Home Loan Bank stock, at cost                                                         4,293,600               4,293,600
Premises and equipment                                                                        5,118,496               4,761,207
Accrued interest receivable                                                                   1,320,771               1,323,437
Core deposit intangibles                                                                      1,646,667               1,697,920
Other assets                                                                                  2,315,904               2,187,645
                                                                                    --------------------------------------------
Total assets                                                                               $226,093,723            $228,808,250
                                                                                    ============================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                                   $153,672,223            $156,092,449
Advances from borrowers for taxes and insurance                                                 135,068                   3,872
Federal Home Loan Bank advances                                                              47,413,793              48,413,793
Accrued expenses and other liabilities                                                        2,567,873               1,889,057
Deferred income taxes                                                                           626,156                 661,731
                                                                                    --------------------------------------------
Total liabilities                                                                           204,415,113             207,060,902
                                                                                    --------------------------------------------

Commitments and contingencies                                                                         -                       -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized,
    1,646,358 and 1,645,248 shares issued and outstanding at
    March 31, 2003 and December 31, 2002, respectively)                                       1,646,558               1,645,258
Additional paid-in capital                                                                    5,228,312               5,216,075
Retained earnings, restricted                                                                 4,462,000               4,347,000
Retained earnings                                                                             9,351,150               9,471,394
Accumulated other comprehensive income                                                          990,590               1,067,621
                                                                                    --------------------------------------------
Total stockholders' equity                                                                   21,678,610              21,747,348
                                                                                    --------------------------------------------

Total liabilities and stockholders' equity                                                 $226,093,723            $228,808,250
                                                                                    ============================================


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                           For the Three Months
                                                              Ended March 31,
                                                           ---------------------
                                                           2003            2002
                                                           ----            ----
                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans .........................    $ 2,821,146    $ 3,294,736
Interest and dividends on investments ..............        501,411        477,151
Interest on mortgage-backed securities .............         77,724         28,284
                                                        -----------    -----------
Total interest income ..............................      3,400,281      3,800,171
                                                        -----------    -----------


INTEREST EXPENSE:
Interest on deposits ...............................      1,029,892      1,566,151
Interest on borrowings .............................        672,237        733,639
                                                        -----------    -----------
Total interest expense .............................      1,702,129      2,299,790
                                                        -----------    -----------
Net interest income ................................      1,698,149      1,500,381
Provision for loan losses ..........................        162,500         75,000
                                                        -----------    -----------
Net interest income after provision for
  loan losses .....................................       1,535,649      1,425,381
                                                        -----------    -----------


OTHER INCOME:
Service charges and other fees .....................        160,368        182,483
Mortgage banking activities ........................        376,115        321,369
  Gain on sale of available-for-sale investments ...             --             --
  Net gain (loss) on sale of premises and equipment,
    real estate owned and other repossessed assets..          2,865         (7,268)
Other ..............................................         43,011         46,534
                                                        -----------    -----------
Total other income .................................        582,359        543,118
                                                        -----------    -----------


OTHER EXPENSES:
Compensation and employee benefits .................      1,176,168      1,015,737
  Federal insurance premiums .......................          6,682          7,563
  Advertising ......................................         43,735         47,496
  Occupancy ........................................        270,519        259,205
  Amortization of core deposit intangible ..........         51,252         51,252
Other ..............................................        445,605        444,078
                                                        -----------    -----------
Total other expenses ...............................      1,993,961      1,825,331
                                                        -----------    -----------
Income before income tax expense ...................        124,047        143,168
Income tax expense .................................         38,470         51,703
                                                        -----------    -----------
  Net income .......................................    $    85,577    $    91,465
                                                        ===========    ===========

Per share data:

  Basic earnings per share .........................    $      0.05    $      0.06
  Weighted average number of shares outstanding ....      1,646,347      1,641,798

  Diluted earnings per share .......................    $      0.05    $      0.06
  Weighted average number of shares outstanding,
    including dilutive stock .......................      1,656,740      1,652,513

  Dividends per common share .......................    $     0.125    $     0.125


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                                        Accumulated
                                                         Additional                        Other
                                           Common         Paid-in        Retained      Comprehensive
                                           Stock          Capital        Earnings          Income            Total
                                       ------------    ------------    ------------    -------------     ------------
Balance at December 31, 2002 ......    $  1,645,258    $  5,216,075    $ 13,818,394     $  1,067,620     $ 21,747,347

Stock issued upon exercise of stock
  options (1,100 shares) ..........           1,100           9,488              --               --           10,588



RRP stock release (200 shares) ....             200           2,750              --               --            2,950


Net income for the period .........              --              --          85,577               --           85,577


Changes in unrealized gain on
  available-for-sale securities ...              --              --              --          (77,030)         (77,030)


Total comprehensive income ........              --              --              --               --            8,547


Dividends declared ................              --              --         (90,820)              --          (90,820)
                                       ------------    ------------    ------------     ------------     ------------


Balance at March 31, 2003 .........    $  1,646,558    $  5,228,312    $ 13,813,150     $    990,590     $ 21,678,610
                                       ============    ============    ============     ============     ============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                          --------------------------
                                                                                             2003            2002
                                                                                          ----------       ---------
                                                                                                  (Unaudited)
Cash flows from operating activities:
      Net income ...................................................................    $     85,577     $     91,465
      Adjustments to reconcile net income to net cash from operating activities:
          Depreciation .............................................................         114,451          119,106
          Amortization of core deposit intangible ..................................          51,252           51,252
          Provision for loan losses ................................................         162,500           75,000
          Accretion of discounts, amortization of premiums,
            and other deferred yield items, net ....................................          70,343           13,577
      (Gain) loss on sale of investment securities available for sale ..............              --               --
          Originations of loans held for sale ......................................     (19,864,430)     (15,272,652)
          Principal amount of loans sold ...........................................      16,435,816       14,859,825
          (Gain) loss on sale of real estate held for investment ...................              --           (4,318)
          (Gain) loss on sale of premises and equipment,
            real estate owned and other repossessed assets .........................          (2,866)          11,586
          (Increase) decrease in accrued interest receivable .......................           2,666           (5,755)
          (Increase) in prepaid expenses and other assets ..........................        (128,259)        (244,431)
          Increase (decrease) in accrued expenses and other liabilities ............         681,765         (605,265)
          Increase in other, net ...................................................           4,105           42,932
                                                                                        ------------     ------------
      Net cash provided by (used in) operating activities ..........................      (2,387,079)        (867,678)
                                                                                        ------------     ------------
Cash flows from investing activities:
      (Increase) decrease in net loans receivable ..................................       4,680,393       13,532,347
      Proceeds from sales or maturity of:
        Investment securities available-for-sale ...................................       3,245,064        1,550,000
        Real estate held for investment ............................................              --          213,361
        Real estate owned, other repossessed assets and premises and equipment .....          51,155           54,154
      Purchases of:
        Investment securities available-for-sale ...................................        (847,183)     (15,876,511)
        Real estate held for investment ............................................         (94,764)         (88,425)
        Premises and equipment .....................................................        (471,740)        (104,406)
      Principal payments received on:
        Investment securities ......................................................              --               --
        Mortgage-backed securities .................................................              --          152,694
                                                                                        ------------     ------------
      Net cash provided by (used in) investing activities ..........................       6,562,925         (566,786)
                                                                                        ------------     ------------
Cash flows from financing activities:

      Repayments of Federal Home Loan Bank advances ................................      (1,000,000)      (3,000,000)
      Increase (decrease) in deposits ..............................................      (2,420,226)      (1,120,485)
      Increase (decrease) in advance payments by borrowers for taxes and insurance..         131,196          122,408
      Dividend paid on common stock ................................................         (90,820)         (90,547)
      Issuance of common stock .....................................................          10,588           15,400
                                                                                        ------------     ------------

      Net cash provided by (used in) financing activities ..........................      (3,369,262)      (4,073,224)
                                                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents ...............................         806,584       (5,507,688)

Cash and cash equivalents at beginning of period ...................................      15,098,861       24,989,901
                                                                                        ------------     ------------

Cash and cash equivalents at end of period .........................................    $ 15,905,445     $ 19,482,213
                                                                                        ============     ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .......................................               0     $     40,000
                                                                                        ============     ============
Cash paid during the period for interest ...........................................    $  1,705,754     $  2,236,845
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

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiary Financial Service and Mortgage Corporation ("FSMC"), respectively. FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. All significant intercompany balances and transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2003, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2002. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CRITICAL ACCOUNTING POLICY - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. The Company's critical accounting policies are periodically reviewed by the Audit Committee and full Board of Directors.

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

When the Company acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2003 and December 31, 2002, the Bank was servicing loans sold to others totaling $125.8 million and $119.7 million respectively. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights. In general, the value of mortgage service rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increases as interest rates rise and decrease as interest rates fall.

The evaluation was last performed as of December 31, 2002. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):              17.55%

Weighted Average Life Remaining (in months):         263.7

Discount Rate used:                                  7.36%

At the December 31, 2002 valuation, the mortgage servicing rights value was calculated, based on the above factors, to be $1,094,378. The net book value as of December 31, 2002 was $868,559. This means that the Bank is conservative in estimating the value of the asset for book purposes. The Bank chose to not perform the valuation at March 31, 2003 since the difference exceeded 25% of the value carried on the Company's books at December 31, 2002.


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

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. The M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive receipt of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2003. In a letter dated February 5, 2003, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2003.

On March 18, 2003, the Company declared a cash dividend on its common stock, payable on, or about April 25, 2003, to shareholders of record as of March 31, 2003, equal to $0.125 per share. The dividend on all shares outstanding totaled $206,000, of which $91,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend was not paid.


NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN.


At March 31, 2003 the Company had outstanding stock options for 39,933 shares with a weighted exercise price of $10.37 compared to outstanding options for 41,033 shares at a weighted exercise price of $10.35 at December 31, 2002. During the three months ended March 31, 2003, the Board of Directors granted no options. During this same period, options for 1,100 shares were exercised. At March 31, 2003, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 3.83 years.

During the three months ended March 31, 2003 the Company awarded 200 shares, which were vested at the time of the award, under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the quarter ended March 31, 2003, options for 1,000 shares were vested. The expense associated with those vested options would have been $1,040 had the company elected to adopt FAS 148 (see below).


NOTE 5 - OTHER EXPENSES.

At March 31, 2003 other expenses totaled $445,605. This is comprised of several larger expenses for the quarter including printing and office supplies of $41,000, service bureau charges for the bank operating system of $78,000, and professional services including audit, legal, and regulatory fees of $70,000. The balance of the total is comprised of expenses lower than $40,000.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, Statement of Financial Accounting Standards No 142, Goodwill and Other Intangibles (FAS 142), was issued. SFAS 142 changes the accounting treatment of goodwill effective
January 1, 2002. The entire amount of intangible assets reported by the Company is attributable to core deposit intangible. Therefore, the adoption of FAS 142 has no impact on the Company's financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 does not have a material effect on the Company's financial statements since the Company does not issue such guarantees.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of March 31, 2003; therefore, there is no impact to the Company's financial statements.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at March 31, 2003 and December 31, 2002, and the results of operations for the three month periods ended March 31, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

ASSETS: Total assets declined $2.7 million, or 1.2%, to $226.1 million at March 31, 2003 from $228.8 million at December 31, 2002. Cash and cash and equivalents increased by $807,000, or 5.3%, to $15.9 million at March 31, 2003 from $15.1 million at December 31, 2002. Investment securities available for sale decreased $2.6 million, or 5.5% in the first three months as two bonds matured during the quarter. Net loans receivable decreased $4.8 million, or 3.2%, to $146.5 million at March 31, 2003 from $151.3 million at December 31, 2002 primarily as a result of borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans, most of which were subsequently sold by the Company in the secondary market. Such sales totaled $16.4 million for the three months ended March 31, 2003.

LIABILITIES: Deposits decreased $2.4 million, or 1.6% to $153.7 million at March 31, 2003 from $156.1 million at December 31, 2002. This decrease was primarily attributable to lower interest rates offered on certificate of deposit accounts which resulted in some of the maturing funds being withdrawn. Borrowings in the form of Federal Home Loan Bank advances declined $1.0 million, or 2.1%, to $47.4 million at March 31, 2003 from $48.4 million at December 31, 2002.

EQUITY: Stockholders' equity decreased by $69,000, or .3%, to $21.7 million at March 31, 2003 from $21.8 million at December 31, 2002. The slight decrease in stockholders' equity was due to a decrease in accumulated other comprehensive income of $77,000 resulting from slightly lower market values on available-for-sale securities and a dividend of $91,000 that was declared during the quarter ended March 31, 2003. These decreases to equity were partially offset by net income of $86,000.

RESULTS OF OPERATIONS

GENERAL: Net income decreased 6.4% to $86,000 for the three months ended March 31, 2003 from $91,000 for the same period ended March 31, 2002. The decrease for the three month period was primarily due to an increase in the provision for loan loss which was increased by $87,500 over the same period one year earlier. Net interest income was higher compared to the first quarter 2003 but was offset by an increase in compensation and employee benefits expenses.

INTEREST INCOME: Interest income was $3.4 million for the three months ended March 31, 2003, compared to $3.8 million for the comparable period in 2002. The decrease in interest income for the three month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities). The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $26.4 million, or 20.4%, for the three month period ended March 31, 2003 from the prior year period. This decline was partially offset by increases in the average balance of non-mortgage loans of $7.1 million, or 17.1%, and the increase in the

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

average balance of other investments of $3.3 million, or 5.9%, for the three month period ended March 31, 2003, compared to the same period in the prior year.

INTEREST EXPENSE: Interest expense was $1.7 million for the three month period ended March 31, 2003 compared to $2.3 million for the same period in 2002. The 26.0% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the period ended March 31, 2003 compared to the same 2002 period. The average balance of deposits and FHLB borrowings declined in total from $212.6 million to $194.9 million from the period ended March 31, 2002 to March 31, 2003. Of this $17.7 million reduction, $14.3 million was related to deposit, which went from a $161.7 million average balance for the period ended March 31, 2002 to $147.4 million average balance for the period ended March 31, 2003.

NET INTEREST INCOME: Net interest income increased to $1.7 million for the three month period ended March 31, 2003 compared to $1.5 million for the same period in 2002. For the three months ended March 31, 2003, average interest-earning assets declined $16.0 million, or 7.1% when compared to the same period in 2002. Average interest-bearing liabilities decreased $17.7 million, or 8.3% for the same period. The yield on average interest-earning assets declined to 6.50% for the three month period ended March 31, 2003 from 6.66% for the same period ended in 2002. The cost of average interest-bearing liabilities declined to 3.52% from 4.37% for the three month period ended March 31, 2003 and March 31, 2002, respectively. As a result of the decrease in the overall cost of funds, the net interest rate margin increased to 3.23% for the three month period ended March 31, 2003, from 2.55% for same period in 2002.

DELINQUENT LOANS AND NONPERFORMING ASSETS: The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                                         At December 31,
                                                                                         ---------------
                                                                          ---------------(In Thousands)----------------
                                                                          ---------------------------------------------
                                                        March 31, 2003     2002         2001         2000         1999
                                                        --------------     ----         ----         ----         ----

Total non-accrual loans delinquent 90 days or more (3)..     $  581       $  662       $   --       $   --       $  626
                                                             ------       ------       ------       ------       ------

Accrual loans delinquent 90 days or more:
  One- to four-family residential .......................       677          566          475          498           --
  Other real estate loans ...............................        --           --           --           39           --
  Consumer / Commercial .................................    $1,203       $  241       $  201       $  168       $  125
                                                             ------       ------       ------       ------       ------
     Total accrual loans delinquent 90 days or more .....    $1,880       $  807       $  676       $  705       $  751
                                                             ------       ------       ------       ------       ------

Total nonperforming loans (1) ...........................    $2,461       $1,469       $  676       $  705       $  751
Total real estate owned (2) .............................        80          128          197          150          100
                                                             ------       ------       ------       ------       ------
Total nonperforming assets ..............................    $2,541       $1,597       $  873       $  855       $  851
                                                             ------       ------       ------       ------       ------

Total nonperforming loans to net loans receivable .......      1.64%        0.97%        0.38%        0.32%        0.33%
Total nonperforming loans to total assets ...............      1.09%        0.64%        0.28%        0.26%        0.29%
Total nonperforming assets to total assets ..............      1.12%        0.70%        0.36%        0.32%        0.32%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.
(3) For the three months ended March 31, 2003 and the twelve months ended December 31, 2002, the interest that would have been reported was $14,000 and $27,000 respectively were these loans not in non-accrual status.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $162,500 for the three month period ended March 31, 2003 and $75,000 for the comparable period in 2002. The increase in the reserve allowance relates to the increase in the trend of delinquencies seen over the last twelve months. At March 31, 2003, the percent of nonperforming loans increased to 164 basis points from 97 basis points at December 31, 2002. As a percent of total assets, nonperforming loans increased to 109 basis points at March 31, 2003 from 64 basis points at December 31, 2002.

NONINTEREST INCOME: Other income was $582,000 for the three month period ended March 31, 2003, compared to $543,000 for the same period in 2002. This represented an increase of $39,000 or 7.2% improvement. Service charges and other fees were $24,000 lower which primarily related to lower NSF fees for the first three months of 2003 compared to the same period in 2002. Comparing to the first quarter 2002, mortgage banking activities income was higher by $55,000. This represented an increase of 17% over the quarter ended March 31 2002. This increase related to the gain on sale of mortgages sold in the secondary market. This was a function of the increased volume of refinance activity when compared to the same period one year earlier.

NONINTEREST EXPENSE: Other expenses were $2.0 million for the three month period ended March 31, 2003, compared to $1.8 million for the same period in 2002. The 9.2% increase for the three month period was primarily due to increases in compensation and employee benefits expenses. These increases for the first quarter of 2003 related to the compensation and benefits associated with the additional mortgage and commercial lenders that have been hired since March 2002.

INCOME TAXES: Federal income taxes decreased to $38,000 for the three month period ended March 31, 2003 compared to $52,000 for the same period in 2002. The decrease for the three month period was attributable to the lower pre-tax income along with a lower rate which was more in line with the recently filed 2002 federal tax return.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 6%. Liquidity as of March 31, 2003 was $45.5 million, or 24.0%, compared to $47.0 million, or 24.4% at December 31, 2002. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2003 the

Company originated $32.0 million in residential mortgage loans, of which $9.1 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $20.2 million in originations during the first three months of 2002 of which $12.5 million were retained in portfolio. The Company also originated $4.8 million of commercial loans and $3.1 million of consumer loans in the first three months of 2003 compared to $6.7 million of commercial loans and $883,000 of consumer loans for the same period in 2002. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 67.0% and 68.8%, commercial loans 20.0% and 18.3% and consumer loans 13.0 % and 12.9% at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Company had outstanding loan commitments of $55.2 million. These commitments include $17.6 million for permanent one-to-four family dwellings, $25.5 million for non-residential loans, $2.7 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $5.3 million of undisbursed lines of credit on home equity loans, $3.1 million of unused credit card lines and $1.0 million of unused commercial lines of credit.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2003 deposits funded 67.9% of the Company's total assets compared to 68.2% at December 31, 2002. Certificates of deposit scheduled to mature in less than one year at March 31, 2003 totaled $48.2 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2003 the Company had $47.4 million in FHLB advances. Total borrowings as a percentage of total assets were 21.0% at March 31, 2003 as compared to 21.2% at December 31, 2002. The Company has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2003 was $21.7 million, or 9.60% of total assets, compared to $21.7 million, or 9.50% of total assets, at December 31, 2002 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2003. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2003:

                                                                                Minimum
                                                         Regulatory           To Be Well
                                    Actual                Minimum             Capitalized
                              ------------------    -----------------      -----------------
                              Amount       Ratio    Amount      Ratio      Amount      Ratio
                              ------       -----    ------      -----      ------      -----
                                                (Dollars in Thousands)
Capital Requirements:
Tangible equity capital       $18,182      8.18%      $3,332     1.50%     $4,443      2.00%
Tier 1 (Core) capital         $18,182      8.18%      $8,886     4.00%    $11,108      5.00%
Total risk-based capital      $19,172     14.50%     $10,575     8.00%    $13,219     10.00%
Tier 1 risk-based capital     $18,182     13.75%      $5,287     4.00%     $7,932      6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

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

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003


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

Item 2 -      Changes in Securities:
               Not applicable.

Item 3 -      Defaults upon Senior Securities:
               Not applicable.

Item 4 -      Submission of Matters to a Vote of Security Holders:
                Not applicable

Item 5 -      Other Information:
               Not applicable

Item 6 -      Exhibits and Reports on Form 8-K:
              (a)  Exhibits:
                     Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b)  Reports on Form 8-K:
                   On March 13, 2003, the Company announced that on February 28, 2003, it entered into a stock purchase agreement to purchase all of the shares of the InsuranCenter of Alpena on or about May 1, 2003.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003





                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALPENA BANCSHARES, INC.
                                            Registrant


Date:  May 15, 2003              /s/ Martin A. Thomson
                                 ---------------------
                                          Martin A. Thomson
                                 Title:   President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:  May 15, 2003              /s/ Michael W. Mahler
                                 ---------------------
                                          Michael W. Mahler
                                 Title:   Chief Financial Officer
                                          (Duly Authorized Officer)

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

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


May 15, 2003                    /s/ Martin A. Thomson
Date                            ---------------------
                                         Martin A. Thomson
                                         President and Chief Executive Officer

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael W. Mahler, Chief Financial Officer, certify that:

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


May 15, 2003                                /s/ Michael W. Mahler
Date                                        ---------------------
                                                     Michael W. Mahler
                                                     Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-99.1                 Statement of Chief Executive Officer and
                        Chief Financial Officer furnished pursuant to
                        Section 906 of Sarbanes-Oxley Act of 2002