Form 10QSB
period 2003-06-30
ALPENA BANCSHARES INC
filed 2003-08-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  -------------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                      38-3567362
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

Common Stock, Par Value $1.00                       Outstanding at July 24, 2003
         (Title of Class)                                1,649,643 shares

Transitional Small Business Disclosure Format:       Yes         No  X   .
                                                        ------     ------

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                                          PAGE
                                                                                         ----
               Consolidated Balance Sheet at
                  June 30, 2003 and December 31, 2002........................................3
               Consolidated Statements of Income for the Three and Six Months
                  Ended June 30, 2003 and June 30, 2002......................................4
               Consolidated Statement of Changes in Stockholders' Equity
                  for the Six months ended June 30, 2003.....................................5
               Consolidated Statements of Cash Flow for the Six months ended
                  June 30, 2003 and June 30, 2002............................................6
               Notes to Consolidated Financial Statements....................................7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................11

ITEM 3  -  CONTROLS AND PROCEDURES..........................................................18


                           PART II - OTHER INFORMATION

OTHER INFORMATION...........................................................................19
SIGNATURES..................................................................................20

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                           June 30, 2003           December 31, 2002
                                                                                           -------------           -----------------
                                                                                            (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..................................................          $  4,401,050               $  3,091,216
Overnight deposits with FHLB .....................................................             2,822,119                 12,007,645
                                                                                            ------------               ------------
Total cash and cash equivalents ..................................................             7,223,169                 15,098,861
Securities available-for-sale ....................................................            50,971,465                 46,944,263
Loans held for sale ..............................................................             2,765,368                    541,968
Loans receivable, net of allowance for loan losses of
  $1,087,000 and $922,000 as of June 30, 2003 and December 31, 2002 respectively..           152,859,838                151,341,463
Foreclosed real estate and other repossessed assets ..............................                96,052                    127,800
Real estate held for investment ..................................................               274,920                    490,086
Federal Home Loan Bank stock, at cost ............................................             4,350,500                  4,293,600
Premises and equipment ...........................................................             5,833,628                  4,761,207
Accrued interest receivable ......................................................             1,321,649                  1,323,437
Intangible Assets ................................................................             3,697,762                  1,697,920
Other assets .....................................................................             2,426,744                  2,187,645
                                                                                            ------------               ------------
Total assets .....................................................................          $231,821,095               $228,808,250
                                                                                            ------------               ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .........................................................................          $157,323,090               $156,092,449
Advances from borrowers for taxes and insurance ..................................               345,624                      3,872
Federal Home Loan Bank advances ..................................................            47,413,793                 48,413,793
Accrued expenses and other liabilities ...........................................             4,085,576                  1,889,057
Deferred income taxes ............................................................               605,888                    661,731
                                                                                            ------------               ------------

Total liabilities ................................................................           209,773,971                207,060,902
                                                                                            ------------               ------------

Commitments and contingencies ....................................................                     -                          -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,649,643 and
1,645,248 shares issued and outstanding at
June 30, 2003 and December 31, 2002, respectively) ...............................             1,649,643                  1,645,258
Additional paid-in capital .......................................................             5,254,921                  5,216,075
Retained earnings, restricted ....................................................             4,577,000                  4,347,000
Retained earnings ................................................................             9,570,720                  9,471,394
Accumulated other comprehensive income ...........................................               994,840                  1,067,621
                                                                                            ------------               ------------
Total stockholders' equity .......................................................            22,047,124                 21,747,348
                                                                                            ------------               ------------

Total liabilities and stockholders' equity .......................................          $231,821,095               $228,808,250
                                                                                            ============               ============


ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                For the Three Months                    For the Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                               2003               2002                 2003               2002
                                                            -----------       -----------          ------------        -----------
                                                                     (Unaudited)                             (Unaudited)
Interest income:
Interest and fees on loans ............................     $ 2,760,864       $ 3,272,250           $ 5,582,010        $ 6,489,237
Interest and dividends on investments .................         485,489           548,645               986,900        $ 1,025,796
Interest on mortgage-backed securities ................          64,561            48,980               142,285        $    77,264
                                                            -----------       -----------          ------------        -----------
Total interest income .................................       3,310,914         3,869,875             6,711,195          7,592,297
                                                            -----------       -----------          ------------        -----------
Interest expense:
Interest on deposits ..................................         958,119         1,429,176             1,988,011          2,995,327
Interest on borrowings ................................         694,103           712,937             1,366,340          1,446,576
                                                            -----------       -----------          ------------        -----------
Total interest expense ................................       1,652,222         2,142,113             3,354,351          4,441,903
                                                            -----------       -----------          ------------        -----------

Net interest income ...................................       1,658,695         1,650,013             3,356,844          3,150,394
Provision for loan losses .............................          64,500            75,000               227,000            150,000
                                                            -----------       -----------          ------------        -----------
Net interest income after provision for loan losses....       1,594,195         1,575,013             3,129,844          3,000,394
                                                            -----------       -----------          ------------        -----------
Non Interest income:
Service charges and other fees ........................         173,802           188,551               334,170            371,034
Mortgage banking activities ...........................         511,436           173,638               887,551            495,007
Gain on sale of available-for-sale investments ........          93,005                 -                93,005                  -
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets.......          27,916            (9,660)               30,781            (16,928)
Other (See Note 5) ....................................         141,464            23,617               184,475             70,151
Insurance & Brokerage Commissions .....................         994,977                 -               994,977                  -
                                                            -----------       -----------          ------------        -----------
Total other income ....................................       1,942,600           376,146             2,524,959            919,264
                                                            -----------       -----------          ------------        -----------
Non interest expenses:
Compensation and employee benefits ....................       1,543,848         1,007,538             2,720,016          1,953,208
Federal insurance premiums ............................           6,682             7,254                13,364             14,817
Advertising ...........................................          55,207            47,496                98,942             94,992
Occupancy .............................................         310,613           247,455               581,132            506,660
Amortization of intangible assets .....................          85,797            51,253               137,049            102,505
Data processing .......................................          71,680            64,634               149,736            134,832
Insurance & Brokerage Commission Expense ..............         429,845                 -               429,845                  -
Other (See Note 6) ....................................         392,049           375,212               759,598            741,410
                                                            -----------       -----------          ------------        -----------
Other expenses ........................................       2,895,721         1,800,842             4,889,682          3,548,424
                                                            -----------       -----------          ------------        -----------

Income before income tax expense ......................         641,074           228,066               765,121            371,234
Income tax expense ....................................         215,300            81,121               253,770            132,824
                                                            -----------       -----------          ------------        -----------
Net income ............................................     $   425,774       $   146,945          $    511,351        $   238,410
                                                            ===========       ===========          ============        ===========

==================================================================================================================================
Per share data:
Basic earnings per share ..............................     $      0.26       $      0.09          $       0.31         $     0.15
Weighted average number of shares outstanding .........       1,646,453         1,644,378             1,646,400          1,643,088
Diluted earnings per share ............................     $      0.26       $      0.09          $       0.31         $     0.14
Weighted average number of shares outstanding,
including dilutive stock options ......................       1,658,920         1,655,554             1,658,381          1,653,962
Dividends per common share ............................     $     0.125       $     0.125          $      0.250         $    0.250
==================================================================================================================================

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                          Additional                           Other
                                             Common         Paid-in        Retained       Comprehensive
                                              Stock         Capital        Earnings           Income             Total
                                           ----------     ----------     ------------      -----------      ------------
Balance at December 31, 2002 .......       $1,645,258     $5,216,075     $ 13,818,394      $ 1,067,621        21,747,348

Stock issued upon exercise of
stock options (4,185 shares) .......            4,185         36,096                -                -            40,281

RRP stock release (200 shares)......              200          2,750                -                -             2,950

Net income for the period ..........                -              -          511,351                -           511,351

Changes in unrealized gain
 on available-for-sale securities...                -              -                -          (72,780)          (72,780)

Total comprehensive income .........                -              -                -                -           438,571

Dividends declared .................                -              -         (182,025)               -          (182,025)
                                           ----------     ----------     ------------      -----------      ------------

Balance at June 30, 2003 ...........       $1,649,643     $5,254,921     $ 14,147,720      $   994,840      $ 22,047,124
                                           ==========     ==========     ============      ===========      ============


ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                               ------------------------------
                                                                                                   2003              2002
                                                                                               ------------      ------------
                                                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net income ...............................................................................     $    511,351      $    146,945
  Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and Amortization of Core Deposit Intangible ...............................          230,589           119,809
  Amortization Intangible Assets .........................................................           44,306            51,254
  Provision for loan losses ..............................................................          227,000            75,000
  Accretion of discounts, amortization of premiums,
    and other deferred yield items, net ..................................................          152,512           (11,799)
  (Gain) loss on sale of investment securities available for sale ........................          (93,005)                -
  Principal amount of loans sold .........................................................       45,622,246         7,502,300
  Originations of loans held for sale ....................................................      (47,845,646)       (5,947,268)
  (Gain) loss on sale of real estate held for investment .................................          (31,031)            5,447
  (Gain) loss on sale of premises and equipment,
    real estate owned and other repossessed assets .......................................          (30,781)            4,213
Net Changes:
  (Increase) decrease in accrued interest receivable and other assets ....................         (237,311)           (8,831)
  Increase (decrease) in accrued interest and other liabilities ..........................        1,075,224           614,756
                                                                                               ------------      ------------
Net cash provided by (used in) operating activities ......................................         (374,546)        2,551,826
                                                                                               ------------      ------------

Cash flows from investing activities:
 (Increase) decrease in net loans receivable .............................................       (1,745,375)          847,274
 Proceeds from sales or maturity of:
  Investment securities available-for-sale ...............................................       11,496,442         1,177,964
  Real estate held for investment ........................................................          399,415           (43,739)
  Real estate owned, other repossessed assets and premises & equipment ...................           62,529            65,693
Purchases of:
  Investment securities available-for-sale ...............................................      (15,693,425)      (14,665,019)
  Premises and equipment .................................................................         (874,008)          (65,921)
  InsuranCenter of Alpena ................................................................       (1,028,453)                -
  FHLB Stock .............................................................................          (56,900)                -
  Real estate held for investment ........................................................         (153,218)          138,703
                                                                                               ------------      ------------
Net cash provided by (used in) investing activities ......................................       (7,592,993)      (12,545,045)
                                                                                               ------------      ------------

Cash flows from financing activities:
 Proceeds from Federal Home Loan Bank advances ...........................................                -         2,600,000
 Repayments of Federal Home Loan Bank advances ...........................................       (1,000,000)                -
 Increase (decrease) in deposits .........................................................        1,230,641        (5,442,130)
 Dividend paid on common stock ...........................................................         (182,025)          (90,547)
 Issuance of common stock ................................................................           43,231                 -
                                                                                               ------------      ------------
 Net cash provided by (used in) financing activities .....................................           91,847        (2,932,677)
                                                                                               ------------      ------------

 Net increase (decrease) in cash and cash equivalents ....................................       (7,875,692)      (12,925,896)
 Cash and cash equivalents at beginning of period ........................................       15,098,861        19,482,213
                                                                                               ------------      ------------

 Cash and cash equivalents at end of period ..............................................     $  7,223,169      $  6,556,317
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .............................................     $          -      $    106,000
                                                                                               ============      ============

Cash paid during the period for interest .................................................     $  3,322,998      $  2,115,786
                                                                                               ============      ============

================================================================================

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2003, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2002. Results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

On June 12, 2003, First Federal of Northern Michigan acquired 100% of the stock of the InsuranCenter of Alpena (ICA). The effective date of the transaction was February 28, 2003. As a result of this effective date, the financial data reflected herein is based upon the financial activity of ICA starting at March 1, 2003 through June 30, 2003. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. The purchase price was $2,566,400. There is a provision for an earn out payment for the former owners, who remain with the organization, of up to $300,000 per year for three years if specific net sales levels are achieved. The following table summarizes the estimated fair value of the assets acquired:

                                                  At Feb 28, 2003
                                                       (000's)

Current Assets                                       $   151.8
Plant, Property and Equipment                        $   438.8
Intangible Assets                                    $ 1,687.0
Goodwill                                             $   357.1
         Total Assets Acquired                       $ 2,634.7

Current Liabilities                                  $    68.3
         Total Liabilities Assumed                   $    68.3

Net Assets Acquired                                  $ 2,566.4

Of the identifiable intangible assets acquired, $890,000 relates to the value of the existing customer list and $597,000 relates to an exclusive health care contract. Both of these will be amortized over a 20 year period. The monthly amortization expense associated with these items will be $6,200. The value placed on the non-compete agreement is $200,000 which will be amortized over a 10 year period. The monthly amortization for this equates to $1,700 per month. These amortization expenses will be recorded in non interest expenses on a monthly basis. The goodwill of $357,000 that was created in the transaction will not be amortized but tested annually for impairment. Any payments made under the earn out agreement will be added to goodwill.

The purchase was paid for with cash of $1,028,000 plus a note payable (debt) of $1,357,000 and a non-compete liability (balance to be paid over next nine years) of $180,000.

CRITICAL ACCOUNTING POLICY - The Company has determined that the only critical accounting policy that they have relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. The Company's critical accounting policies are periodically reviewed by the Management.

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

When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2003 and December 31, 2002, the Bank was servicing loans sold to others totaling $133.6 million and $119.7 million respectively. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights asset. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall.

The evaluation was performed as of June 30, 2003. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):               24.00%

Weighted Average Life Remaining (in months):         257.7

Discount Rate used:                                    7.36%

At the June 30, 2003 valuation, the mortgage servicing rights value was calculated, based on the above factors, to be $928,763. The net book value as June 30, 2003 was $957,835. This meant that the Bank had to set up a reserve allowance against the asset and charged the difference of $29,072 against that allowance bringing the net book value in line with the valuation.

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

On June 17, 2003, the Company declared a cash dividend on its common stock, payable on, or about July 25, 2003, to shareholders of record as of June 30, 2003, equal to $0.125 per share. The dividend on all shares outstanding totaled $206,000, of which $91,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend was not paid.


NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN


At June 30, 2003 the Company had outstanding stock options for 36,848 shares with a weighted exercise price of $10.43 compared to outstanding options for 41,033 shares at a weighted exercise price of $10.35 at December 31, 2002. During the six months ended June 30, 2003, the Board of Directors granted no options. During this same period, options for 4,185 shares were exercised. At June 30, 2003, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 3.64 years.

During the six months ended June 30, 2003 the Company awarded 200 shares, which were vested at the time of the award, under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the six months ended June 30, 2003, options for 1,000 shares were vested. The expense associated with those vested options would have been $1,040 had the company elected to adopt FAS 148.

NOTE 5 -- OTHER INCOME

At June 30, 2003, other income totaled $184,475. This is primarily comprised of an insurance settlement received based on a claim filed by the Bank under an Errors and Omissions policy. The insurance company settled the claim at the end of the quarter for $100,000. This amount was recorded as other income. The balance of other income is comprised of small immaterial issues.

NOTE 6 -- OTHER EXPENSES

At June 30, 2003 other expenses totaled $759,598. This is comprised of several larger expenses including service bureau charges for the bank operating system of $150,000, professional services including audit, legal, and regulatory fees of $135,000, printing, computer and office supplies of $85,000, and communication costs of $72,000. The balance of the total is comprised of expenses lower than $50,000.

RECENT ACCOUNTING PRONOUNCEMENTS -- In July 2001, Statement of Financial Accounting Standards No 142, Goodwill and Other Intangibles (FAS 142), was issued. SFAS 142 changes the accounting treatment of goodwill effective January 1, 2002. The amount of intangible assets reported by the Company grew during the quarter as a result of the purchase of the InsuranCenter of Alpena. For the quarter ended June 30, 2003, the intangible assets grew by $2,102,347 to a total of $3,697,762. Of that amount goodwill represents $357,148. This amount represents the goodwill created in the purchase of ICA. The adoption of FAS 142 means that the Bank will need to test this asset for impairment annually. If impairment is determined to exist, then the goodwill would be reduced to the extent determined in impairment testing.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of June 30, 2003; therefore, there is no impact to the Company's financial statements.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at June 30, 2003 and December 31, 2002, and the results of operations for the three and six month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

ASSETS: Total assets grew $3.0 million, or 1.3%, to $231.8 million at June 30, 2003 from $228.8 million at December 31, 2002. Cash and cash and equivalents decreased by $7.9 or 52.2%, to $7.2 million at June 30, 2003 from $15.1 million at December 31, 2002. Investment securities available for sale increased $4.0 million, or 8.6% in the first six months as cash was invested into higher yielding bonds. Net loans receivable increased $1.5 million, or 1.0%, to $152.9 million at June 30, 2003 from $151.3 million at December 31, 2002 primarily as a result of the Bank's commercial lending activity. While borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans, most of which were subsequently sold by the Bank in the secondary market, was heavy in the first six months, the amount of the sold portfolio loans were offset by growth in the commercial loan portfolio. Sales of loans into the secondary market totaled $47.8 million for the six months ended June 30, 2003.

LIABILITIES: Deposits increased $1.2 million or .7% to $157.3 million at June 30, 2003 from $156.1 million at December 31, 2002. This increase was primarily attributable to new commercial business checking accounts that came to the Bank as part of the new commercial loan relationships and CD specials that were offered during the second quarter. Borrowings in the form of Federal Home Loan Bank advances declined $1.0 million, or 2.1%, to $47.4 million at June 30, 2003 from $48.4 million at December 31, 2002.

EQUITY: Stockholders' equity increased by $300,000, or 1.4%, to $22.0 million at June 30, 2003 from $21.7 million at December 31, 2002. The increase in stockholders' equity was due to an increase in retained earnings of $329,300 which was partially offset by a decline in other comprehensive income of $73,000 resulting from slightly lower market values on certain available-for-sale securities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

GENERAL: Net income for the quarter grew by $279,000 or 190.0% to $426,000 for the three months ended June 30, 2003 from $147,000 for the same quarter one year earlier. The increase for the three month period was due to an increase in non interest income. Within non interest income, increases in mortgage banking activities and the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions accounted for the increase. Non interest income increased to $1.9 million for the quarter ended June 30, 2003 compared to $376,000 for the same period one year earlier. This represented an increase of 417%. While there was a significant increase in non interest income, it was partially offset by an increase in compensation and employee benefits expenses.

INTEREST INCOME: Interest income was $3.3 million for the three months ended June 30, 2003, compared to $3.9 million for the comparable period in 2002. The decrease in interest income for the three month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities). The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $22.1 million, or 18.2%, for the three month period ended June 30, 2003 from the prior year period. This decline was partially offset by increases in the average balance of non-mortgage loans of $6.7 million, or 15.4%, and the increase in the

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

average balance of various investments of $4.7 million, or 8.4%, for the three month period ended June 30, 2003, compared to the same period in the prior year. Overall, the composite yield of earning assets was 39 basis points lower than the same period one year earlier. The overall yield was 6.29% for the quarter ended June 30, 2003 compared to 6.68% June 30, 2002.

INTEREST EXPENSE: Interest expense was $1.7 million for the three month period ended June 30, 2003 compared to $2.1 million for the same period in 2002. The 22.9% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the quarter ended June 30, 2003 compared to the same 2002 period. The average balance of deposits and FHLB borrowings declined in total from $207.6 million to $195.3 million from the periods ended June 30, 2003 and June 30, 2002 respectively. Of this $12.3 million reduction, $10.4 million was related to interest-bearing deposits, which decreased from a $158.3 million average balance for the quarter ended June 30, 2002 to $147.9 million average balance for the period ended June 30, 2003.

NET INTEREST INCOME: Net interest income remained unchanged at $1.6 million for the three month periods ended June 30, 2003 and June 30, 2002. For the three months ended June 30, 2003, average interest-earning assets declined $10.6 million, or 4.7% when compared to the same period in 2002. Average interest-bearing liabilities decreased $12.3 million, or 5.9% for the same period. The yield on average interest-earning assets declined to 6.29% for the three month period ended June 30, 2003 from 6.68% at June 30, 2002. The cost of average interest-bearing liabilities declined 75 basis points to 3.37% from 4.12% for the three month periods ended June 30, 2003 and June 30, 2002, respectively. As a result of the decrease in the overall cost of funds, the net interest rate margin increased to 3.16% for the three month period ended June 30, 2003, from 2.81% for same period in 2002.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $64,500 for the three month period ended June 30, 2003 and $75,000 for the comparable period in 2002.

NON INTEREST INCOME: Non interest income was $1.9 million for the three month period ended June 30, 2003, compared to $376,000 for the same period in 2002. This represented an increase of $1.6 million or 416.8% improvement. Mortgage banking activities income for the quarter was higher by $338,000. This represented an increase of 194.7% over the quarter ended June 30, 2002. This increase related to the gain on sale of mortgages sold in the secondary market. This was a function of the increased volume of refinance activity when compared to the second quarter of 2002. Management has made the decision to sell most fixed rate mortgage loans given the low interest rate environment. When these loans are sold into the secondary market, the buyer is paying for the future cash flows associated with the loan. The premium paid by the buyer for that cash flow represents gain on sale income for the Bank. The other major explanation for the increase in non interest income related to the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions. Since ICA was purchased during the quarter ended June 30, 2003, this income was not included in the Company statements during the same quarter last year. The insurance and brokerage commissions amounted to $995,000 for the period ended June 30, 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

NON INTEREST EXPENSES: Non interest expenses were $2.9 million for the three month period ended June 30, 2003, compared to $1.8 million for the same period in 2002. The $1.1 million increase represented an increase of 61.1% for the period. Much of this increase related to the inclusion of the various expenses associated with the InsuranCenter of Alpena which totaled $822,000 for the quarter ended June 30, 2003. Overall, the increases were broken down into a couple of major categories including compensation and benefits which was $1.5 million for the quarter ended June 30, 2003 compared to $1.0 million for the same period one year earlier. $300,000 of compensation and benefit expenses related to the inclusion of the employees associated with ICA plus the additional mortgage and commercial lending staff that have been hired by the Bank since June 2002. The InsuranCenter costs associated with the brokerage and commissions expenses was $430,000 during the quarter ended June 30, 2003. Since ICA was purchased during the quarter ended June 30, 2003, these costs were not included in the Company statements during the same quarter last year. This represents the single biggest piece of the overall increase in non interest expenses. There is also the amortization expense associated with the intangible assets created in the acquisition of ICA which totaled $37,000 for the quarter ended June 30, 2003.

INCOME TAXES: Federal income taxes increased to $215,000 for the three month period ended June 30, 2003 compared to $81,000 for the same period in 2002. The effective tax rate for the quarter ended June 30, 2003 was 33.5% compared to 35.6% for the same period one year earlier.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

GENERAL: Net income increased 115.0% to $511,000 for the six months ended June 30, 2003 from $238,000 for the same period ended June 30, 2002. The increase for the six month period was due to an increase in the net interest income and increases in non interest income. Within non interest income, increases in mortgage banking activities and the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions accounted for most of the increase. Non interest income increased to $2.5 million for the first six months of 2003 compared to $919,000 for the same period one year earlier. This represented an increase of 175.0%. While there was a significant increase in other income, it was partially offset by an increase in compensation and employee benefits expenses.

INTEREST INCOME: Interest income was $6.7 million for the six months ended June 30, 2003, compared to $7.6 million for the comparable period in 2002. The decrease in interest income for the six month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities). The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $24.2 million, or 19.3%, for the six month period ended June 30, 2003 from the prior year period. This decline was partially offset by increases in the average balance of non-mortgage loans of $6.9 million, or 16.3%, and the increase in the average balance of various investments of $4.1 million, or 7.4%, for the six month period ended June 30, 2003, compared to the same period in the prior year. Overall, the composite yield of earning assets was 24 basis points lower than the same period one year earlier. The overall yield was 6.40% as of June 30, 2003 compared to 6.67% as of June 30, 2002.

INTEREST EXPENSE: Interest expense was $3.4 million for the six month period ended June 30, 2003 compared to $4.4 million for the same period in 2002. The 24.5% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the period ended June 30, 2003 compared to the same 2002 period. The average balance of deposits and FHLB borrowings declined in total from $210.1 million to $195.1 million from the period ended June 30, 2002 to June 30, 2003. Of this $15.0 million reduction, $12.3 million was related to interest-bearing deposits, which decreased from a $160.0 million average balance for the period ended June 30, 2002 to $147.7 million average balance for the period ended June 30, 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME: Net interest income increased to $3.1 million for the six month period ended June 30, 2003 compared to $3.0 million for the same period in 2002. For the six months ended June 30, 2003, average interest-earning assets declined $13.3 million, or 5.9% when compared to the same period in 2002. Average interest-bearing liabilities decreased $15.0 million, or 7.1% for the same period. The yield on average interest-earning assets declined to 6.40% for the six month period ended June 30, 2003 from 6.67% for the six month period ended June 30, 2002. The cost of average interest-bearing liabilities declined 80 basis points to 3.45% from 4.25% for the six month periods ended June 30, 2003 and June 30, 2002, respectively. As a result of the decrease in the overall cost of funds, the net interest rate margin increased to 3.20% for the six month period ended June 30, 2003, from 2.68% for same period in 2002.

NON INTEREST INCOME: Non interest income was $2.5 million for the six month period ended June 30, 2003, compared to $919,000 for the same period in 2002. This represented an increase of $1.6 million or 174.7% improvement. Comparing to the first half of 2002, mortgage banking activities income was higher by $392,000. This represented an increase of 79.2% over the period ended June 30, 2002. This increase related to the gain on sale of mortgages sold in the secondary market which was $348,000 higher than the same period one year earlier. The other major explanation for the increase in non interest income related to the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions which are new to the Bank, thus not included in the period ended June 30, 2002. The insurance and brokerage commissions amounted to $995,000 for the period ended June 30, 2003.

NON INTEREST EXPENSES: Other expenses were $4.9 million for the six month period ended June 30, 2003, compared to $3.5 million for the same period in 2002. The $1.4 million increase represented an increase of 37.8% for the period. Much of this increase related to the inclusion of the various expenses associated with the InsuranCenter of Alpena which totaled $822,000 for the period ended June 30, 2003. Overall, the increases were broken down into a couple of major categories including compensation and benefits which was $2.7 million for the period ended June 30, 2003 compared to $2.0 million for the same period one year earlier. $300,000 of the compensation and benefit expenses related to the inclusion of the employees associated with ICA plus the additional mortgage and commercial lending staff that have been hired by the Bank since June 2002. The InsuranCenter costs associated with the brokerage and commission expenses were $430,000 as of June 30, 2003. This represents the single biggest piece of the overall increase in non interest expenses. There is also the amortization expense associated with the intangible assets created in the acquisition of ICA which totaled $37,000 for the period ended June 30, 2003.

INCOME TAXES: Federal income taxes increased to $254,000 for the six month period ended June 30, 2003 compared to $133,000 for the same period in 2002. The effective tax rate for the six months ended June 30, 2003 was 33.2% versus 35.8% for the same period one year earlier.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans that are delinquent 90 days or more and Real Estate Owned (REO)/Other Repossessed Assets (ORA) by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)



                                                                               DECEMBER 31,
                                                          6/30/2003      2002       2001       2000
                                                          ---------     ------     ------     ------
Total non-accrual loans delinquent 90 days or more (3)      $1,714      $  662      $   -      $   -

Accrual loans delinquent 90 days or more:
  One- to four-family residential .....................        669         566        475        498
  Other real estate loans .............................          -           -          -         39
  Consumer/Commercial .................................        191         241        201        168
                                                            ------      ------      -----      -----
     Total accrual loans delinquent 90 days or more ...     $  860      $  807      $ 676      $ 705
                                                            ------      ------      -----      -----

Total nonperforming loans (1) .........................      2,574       1,469        676        705
Total real estate owned (2) ...........................         96         128        197        150
                                                            ------      ------      -----      -----
Total nonperforming assets ............................     $2,670      $1,597      $ 873      $ 855
                                                            ------      ------      -----      -----

Total nonperforming loans to net loans receivable .....       1.68%       0.97%      0.38%      0.32%
Total nonperforming loans to total assets .............       1.11%       0.64%      0.28%      0.26%
Total nonperforming assets to total assets ............       1.15%       0.70%      0.36%      0.32%



(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.
(3) For the six months ended June 30, 2003 and the twelve months ended December 31, 2002, the interest that would have been reported was $92,000 and $27,000 respectively were these loans not in non-accrual status.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $227,000 for the six month period ended June 30, 2003 and $150,000 for the comparable period in 2002. As of June 30, 2003, the balance of the loan loss reserve was $1.1 million. The increase in the reserve allowance related to the increase in the trend of delinquencies seen over the last twelve months along with increase of commercial loans as a percent of the overall loan portfolio. At June 30, 2003, the percent of non performing loans increased to 168 basis points from 97 basis points at December 31, 2002. The significant increase in non performing loans related to a single commercial relationship. Management believes that the collateral position related to this relationship adequately supports the Bank's position. As a percent of total assets, non performing loans increased to 111 basis points at June 30, 2003 from 64 basis points at December 31, 2002. Based on the net charge-off history, the average quarterly charge-off going back eight quarters was $43,000 per quarter total for all loan types. Based on this history, management believes there are adequate reserves as of June 30, 2003.

LIQUIDITY

The Bank's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments and prepayments on loans and mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Bank is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's objective for liquidity is to be above 6%. Liquidity as of June 30, 2003 was $46.3 million, or 24.1%, compared to $47.0 million, or 24.4% at

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

December 31, 2002. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

The Bank intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2003 the Bank originated $76.1 million in residential mortgage loans, of which $26.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $33.5 million in originations during the first six months of 2002 of which $11.1 million were retained in portfolio. The Bank also originated $17.3 million of commercial loans and $9.0 million of consumer loans in the first six months of 2003 compared to $11.6 million of commercial loans and $5.6 million of consumer loans for the same period in 2002. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 65.0% and 68.8%, commercial loans 22.0% and 18.3% and consumer loans 13.0 % and 12.9% at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Bank had outstanding loan commitments of $69.4 million. These commitments included $31.1 million for permanent one-to-four family dwellings, $24.5 million for non-residential loans, $2.3 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $5.1 million of undisbursed lines of credit on home equity loans, $3.1 million of unused credit card lines, $2.3 million of unused commercial lines of credit and $1.0 million in undisbursed commercial construction loans.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2003 deposits funded 67.9% of the Bank's total assets compared to 68.2% at December 31, 2002. Certificates of deposit scheduled to mature in less than one year at June 30, 2003 totaled $44.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2003 the Bank had $47.4 million in FHLB advances. Total borrowings as a percentage of total assets were 20.5% at June 30, 2003 as compared to 21.2% at December 31, 2002. The Bank has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)


CAPITAL RESOURCES

The Company's stockholders' equity at June 30, 2003 was $22.0 million, or 9.51% of total assets, compared to $21.7 million, or 9.48% of total assets, at December 31, 2002 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2003. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2003:


                                                                                      Minimum
                                                               Regulatory            To Be Well
                                          Actual                Minimum             Capitalized
                                   ------------------     --------------------    ------------------
                                   Amount      Ratio      Amount       Ratio      Amount      Ratio
                                   ------      -----      ------       -----      ------      -----
                                                          (Dollars in Thousands)
Capital Requirements:
Tangible equity capital            $16,566      7.34%     $3,387       1.50%       $4,517      2.00%
Tier 1 (Core) capital              $16,566      7.34%     $9,033       4.00%      $11,292      5.00%
Total risk-based capital           $17,594     12.04%    $11,688       8.00%      $14,610     10.00%
Tier 1 risk-based capital          $16,566     11.34%     $5,844       4.00%       $8,766      6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION

                        ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b) Changes in internal controls.

There has been no change made in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003


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

Item 3 -          Defaults upon Senior Securities:
                   Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    Not applicable

Item 5 -          Other Information:
                   Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:

                  (a) Exhibits:

                  Exhibit 31 Certification by Chief Executive Officer and Chief Financial Officer

                  Exhibit 32 Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                  (b) Reports on Form 8-K:
                      On May 9, 2003, the Company amended the Stock Purchase Agreement for the purchase of all of the shares of the InsuranCenter of Alpena to extend the time for closing from May 1, 2003 to June 1 2003.


                      On June 12, 2003, the Company amended the Stock Purchase Agreement for the purchase of all of the shares of the InsuranCenter of Alpena to extend the time for closing from June 1, 2003 to June 13, 2003.

                      On June 23, 2003, the Company announced the Stock Purchase Agreement for purchase of InsuranCenter of Alpena was consummated on June 12, 2003.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003





                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALPENA BANCSHARES, INC.
                                          Registrant


Date:    Aug 14, 2003            /s/ Martin A. Thomson
                                 ---------------------
                                          Martin A. Thomson
                                 Title:   President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:    Aug 14, 2003            /s/ Michael W. Mahler
                                 ---------------------
                                          Michael W. Mahler
                                 Title:   Chief Financial Officer
                                          (Duly Authorized Officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

  EX-31.1    Certification of Chief Executive Officer pursuant to Section 302

  EX-31.2    Certification of Chief Financial Officer pursuant to Section 302


  EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002