Form 10QSB
period 2003-09-30
ALPENA BANCSHARES INC
filed 2003-11-13
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from____________ to_____________________

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

Common Stock, Par Value $1.00                        Outstanding at Oct 20, 2003
      (Title of Class)                                   1,657,480 shares

Transitional Small Business Disclosure Format:        Yes [ ]         No [X]

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

                                                                                                                   PAGE
                                                                                                                   ----
ITEM 1  -  FINANCIAL STATEMENTS

Consolidated Balance Sheet at
  September 30, 2003 and December 31, 2002......................................................................     3
Consolidated Statements of Income for the Three and Nine Months
  Ended September 30, 2003 and September 30, 2002...............................................................     4
Consolidated Statement of Changes in Stockholders' Equity
  for the Nine Months ended September 30, 2003..................................................................     5
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and September 30,
   2002.........................................................................................................     6
Notes to Consolidated Financial Statements......................................................................     7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................    11

ITEM 3  -  CONTROLS AND PROCEDURES..............................................................................    18

                           PART II - OTHER INFORMATION

OTHER INFORMATION...............................................................................................    19
SIGNATURES......................................................................................................    20

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             September 30, 2003    December 31, 2002
                                                                             ------------------    -----------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................      $  4,402,855         $  3,091,216
Overnight deposits with FHLB .............................................           440,855           12,007,645
                                                                                ------------         ------------
Total cash and cash equivalents ..........................................         4,843,710           15,098,861
Securities available-for-sale ............................................        44,312,303           46,944,263
Loans held for sale ......................................................           661,558              541,968
Loans receivable, net of allowance for loan losses of $1,031,570 and
$922,000 as of September 30, 2003 and December 31, 2002 respectively .....       162,788,991          151,341,463
Foreclosed real estate and other repossessed assets ......................            43,466              127,800
Real estate held for investment ..........................................           365,952              490,086
Federal Home Loan Bank stock, at cost ....................................         4,404,500            4,293,600
Premises and equipment ...................................................         5,886,782            4,761,207
Accrued interest receivable ..............................................         1,204,482            1,323,437
Intangible Assets ........................................................         3,628,495            1,697,920
Other assets .............................................................         2,657,025            2,187,645
                                                                                ------------         ------------
Total assets .............................................................      $230,797,264         $228,808,250
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................      $151,843,241         $156,092,449
Advances from borrowers for taxes and insurance ..........................           294,355                3,872
Federal Home Loan Bank advances ..........................................        52,413,793           48,413,793
Accrued expenses and other liabilities ...................................         4,057,360            1,889,057
Deferred income taxes ....................................................           377,244              661,731
                                                                                ------------         ------------

Total liabilities ........................................................       208,985,993          207,060,902
                                                                                ------------         ------------

Commitments and contingencies ............................................                 -                    -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,657,480 and
1,645,248 shares issued and outstanding at
September 30, 2003 and December 31, 2002, respectively) ..................         1,657,480            1,645,258
Additional paid-in capital ...............................................         5,324,889            5,216,075
Retained earnings, restricted ............................................         4,692,000            4,347,000
Retained earnings ........................................................         9,643,522            9,471,394
Accumulated other comprehensive income ...................................           493,380            1,067,621
                                                                                ------------         ------------
Total stockholders' equity ...............................................        21,811,271           21,747,348
                                                                                ------------         ------------

Total liabilities and stockholders' equity ...............................      $230,797,264         $228,808,250
                                                                                ============         ============

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                          For the Three Months           For the Nine Months
                                                          Ended September 30,            Ended September 30,
                                                      ----------------------------   ---------------------------
                                                          2003           2002            2003           2002
                                                      ------------    ------------   ------------   ------------
                                                              (Unaudited)                     (Unaudited)
Interest income:
Interest and fees on loans ........................   $  2,825,548    $  3,136,753   $  8,407,558   $  9,625,990
Interest and dividends on investments .............        522,944         551,668      1,509,844   $  1,577,464
Interest on mortgage-backed securities ............         65,138          97,512        207,423   $    174,776
                                                      ------------    ------------   ------------   ------------
Total interest income .............................      3,413,630       3,785,933     10,124,825     11,378,230
                                                      ------------    ------------   ------------   ------------
Interest expense:
Interest on deposits ..............................        885,340       1,318,133      2,873,351      4,313,460
Interest on borrowings ............................        690,797         719,932      2,057,137      2,166,508
                                                      ------------    ------------   ------------   ------------
Total interest expense ............................      1,576,137       2,038,065      4,930,488      6,479,968
                                                      ------------    ------------   ------------   ------------

Net interest income ...............................      1,837,493       1,747,868      5,194,337      4,898,262
Provision for loan losses .........................         11,000          75,000        238,000        225,000
                                                      ------------    ------------   ------------   ------------
Net interest income after provision for loan losses      1,826,493       1,672,868      4,956,337      4,673,262
                                                      ------------    ------------   ------------   ------------

Non Interest income:
Service charges and other fees ....................        225,869         213,965        560,039        584,999
Mortgage banking activities .......................        403,937         368,797      1,291,488        863,804
Gain on sale of available-for-sale investments ....              -          64,128         93,005         64,128
Net gain (loss) on sale of premises and equipment,
real estate owned and other repossessed assets ....         (2,458)          3,685         28,323        (13,243)
Other (See Note 5) ................................         (5,844)         22,291        178,631         92,442
Insurance & Brokerage Commissions .................        745,238               -      1,740,215              -
                                                      ------------    ------------   ------------   ------------
Total other income ................................      1,366,742         736,994      3,891,701      1,656,258
                                                      ------------    ------------   ------------   ------------

Non interest expenses:
Compensation and employee benefits ................      1,521,912       1,099,097      4,241,928      3,052,305
Advertising .......................................         60,847          47,496        159,789        142,488
Occupancy .........................................        301,510         259,072        882,642        765,732
Amortization of intangible assets .................         77,359          51,253        214,408        153,758
Service Bureau Charges ............................         76,364          70,214        226,100        205,046
Insurance & Brokerage Commission Expense ..........        341,005               -        770,850              -
Professional Services .............................         36,876          98,437        171,381        289,260
Other (See Note 6) ................................        357,724         280,142        996,181        845,546
                                                      ------------    ------------   ------------   ------------
Other expenses ....................................      2,773,597       1,905,711      7,663,279      5,454,135
                                                      ------------    ------------   ------------   ------------

Income before income tax expense ..................        419,638         440,023      1,184,759        811,257
Income tax expense ................................        139,650         154,600        393,420        287,424
                                                      ------------    ------------   ------------   ------------
Net income ........................................   $    279,988    $    285,423   $    791,339   $    523,833
                                                      ============    ============   ============   ============

Per share data:
Basic earnings per share ..........................   $       0.17    $       0.17   $       0.48   $       0.32
Weighted average number of shares outstanding .....      1,654,313       1,644,426      1,648,516      1,643,544

Diluted earnings per share ........................   $       0.17    $       0.17   $       0.48   $       0.32
Weighted average number of shares outstanding,
including dilutive stock options ..................      1,662,527       1,657,204      1,656,730      1,655,100

Dividends per common share ........................   $      0.125    $      0.125   $      0.375   $      0.375


ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                       Accumulated
                                                         Additional                       Other
                                             Common        Paid-in       Retained      Comprehensive
                                             Stock         Capital       Earnings         Income           Total
                                         ------------   ------------   ------------    -------------   ------------
Balance at December 31, 2002 ........    $  1,645,258   $  5,216,075   $ 13,818,394    $  1,067,620      21,747,347

Stock issued upon exercise of
  stock options (12,022 shares) .....          12,022        105,954              -               -         117,976

RRP stock release (200 shares) ......             200          2,860              -               -           3,060

Net income for the period ...........               -              -        791,339               -         791,339

Changes in unrealized gain
  on available-for-sale securities...               -              -              -        (574,240)       (574,240)

Total comprehensive income ..........               -              -              -               -         217,099

Dividends declared ..................               -              -       (274,211)              -        (274,211)
                                         ------------   ------------   ------------    -------------   ------------

Balance at September 30, 2003 .......    $  1,657,480   $  5,324,889   $ 14,335,522    $    493,380    $ 21,811,271
                                         ============   ============   ============    ============    ============

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                 ----------------------------
                                                                                    2003            2002
                                                                                 ------------    ------------
                                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
 Net income ................................................................     $    791,339    $    523,832
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and Amortization of Core Deposit Intangible .................          350,444         508,556
  Amortization Intangible Assets ...........................................          113,573               -
  Provision for loan losses ................................................          238,000         225,000
  Accretion of discounts, amortization of premiums,
   and other deferred yield items, net .....................................          237,877         (84,196)
  (Gain) loss on sale of investment securities available for sale ..........          (93,005)        (64,128)
  Principal amount of loans sold ...........................................       71,410,901      39,697,687
  Originations of loans held for sale ......................................      (71,530,491)    (40,453,115)
  (Gain) loss on sale of real estate held for investment ...................          (34,546)            592
  (Gain) loss on sale of premises and equipment,
   real estate owned and other repossessed assets ..........................          (28,323)         12,651
Net Changes:
  (Increase) decrease in accrued interest receivable and other assets ......         (350,425)       (279,008)
  Increase (decrease) in accrued interest and other liabilities ............          999,858         562,139
                                                                                            -               -
                                                                                 ------------    ------------
Net cash provided by (used in) operating activities ........................        2,105,202         650,010
                                                                                 ------------    ------------

Cash flows from investing activities:
 (Increase) decrease in net loans receivable ...............................      (11,685,528)     19,162,522
 Proceeds from sales or maturity of:
  Investment securities available-for-sale .................................       17,336,016       9,526,504
  Real estate held for investment ..........................................          399,415         374,128
  Real estate owned, other repossessed assets and premises & equipment .....          112,657         328,569
Purchases of:
  Investment securities available-for-sale .................................      (15,693,425)    (32,039,830)
  Premises and equipment ...................................................       (1,047,017)       (213,529)
  InsuranCenter of Alpena ..................................................       (1,028,453)              -
  FHLB Stock ...............................................................         (110,900)              -
  Real estate held for investment ..........................................         (240,735)       (149,065)
                                                                                            -               -
                                                                                 ------------    ------------
 Net cash provided by (used in) investing activities .......................      (11,957,970)     (3,010,701)
                                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from Federal Home Loan Bank advances ............................                -               -
  Repayments of Federal Home Loan Bank advances ............................        4,000,000      (3,000,000)
  Increase (decrease) in deposits ..........................................       (4,249,208)     (5,717,483)
  Dividend paid on common stock ............................................         (274,211)       (271,751)
  Issuance of common stock .................................................          121,036          15,400
                                                                                 ------------    ------------
  Net cash provided by (used in) financing activities ......................         (402,383)     (8,625,565)
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents .......................      (10,255,151)    (10,986,196)
Cash and cash equivalents at beginning of period ...........................       15,098,861      24,989,901
                                                                                 ------------    ------------
Cash and cash equivalents at end of period .................................     $  4,843,710    $ 14,003,705
                                                                                 ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...............................     $    306,318    $    246,000
                                                                                 ============    ============

Cash paid during the period for interest ...................................     $  4,941,740    $  6,380,899
                                                                                 ============    ============

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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2003, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2002. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

On June 12, 2003, First Federal of Northern Michigan acquired 100% of the stock of the InsuranCenter of Alpena (ICA). The effective date of the transaction was February 28, 2003. As a result of this effective date, the financial data reflected herein is based upon the financial activity of ICA starting at March 1, 2003 through September 30, 2003 (7 months). ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. The purchase price was $2,566,400. There is a provision for an earn-out payment for the former owners, who remain with the organization, of up to $300,000 per year for three years if specific net sales levels are achieved. The following table summarizes the estimated fair value of the assets acquired:

                                                  At Feb 28, 2003
                                                      (000's)
                                                      -------
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

CRITICAL ACCOUNTING POLICY - The Company has determined that its only critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. The Company's critical accounting policies are periodically reviewed by the management of the Company.

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

When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2003 and December 31, 2002, the Bank was servicing loans sold to others totaling $138.6 million and $119.7 million respectively. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights asset. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall.

The last evaluation was performed as of June 30, 2003. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):                       24.00%

Weighted Average Life Remaining (in months):                  257.7

Discount Rate used:                                            7.36%

At the June 30, 2003 valuation, the mortgage servicing rights value was calculated, based on the above factors, to be $928,763. The book value as of June 30, 2003 was $957,835. This meant that the Bank had to set up a reserve allowance against the asset and charged the difference of $29,072 against that allowance bringing the net book value in line with the valuation.

At September 30, the mortgage servicing rights value was $988,872. Netting the valuation reserve of $29,072 against this value brings the net value down to $959,800. The Bank elected to not have the valuation performed this quarter with interest rates having risen since the last valuation.

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

On Sep 16, 2003, the Company declared a cash dividend on its common stock, payable on, or about October 25, 2003, to shareholders of record as of September 30, 2003, equal to $0.125 per share. The dividend on all shares outstanding totaled $207,000, of which $92,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend was not paid.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

At September 30, 2003 the Company had outstanding stock options for 29,011 shares with a weighted exercise price of $10.57 compared to outstanding options for 41,033 shares at a weighted exercise price of $10.35 at December 31, 2002. During the nine months ended September 30, 2003, the Board of Directors granted no options. During this same period, options for 12,022 shares were exercised. At September 30, 2003, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 3.60 years.

During the nine months ended September 30, 2003 the Company awarded 200 shares, which were vested at the time of the award, under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the nine months ended September 30, 2003, options for 1,000 shares were vested. The expense associated with those vested options would have been $1,040 had the company elected to adopt FAS 148.

NOTE 5 - OTHER INCOME

At September 30, 2003, other income totaled $178,631. This is primarily comprised of an insurance settlement received based on a claim filed by the Bank under an Errors and Omissions policy. The insurance company settled the claim at the end of the second quarter for $100,000. This amount was recorded as other income. The balance of other income is comprised of small immaterial items.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, Statement of Financial Accounting Standards No 142, Goodwill and Other Intangibles (FAS 142), was issued. SFAS 142 changes the accounting treatment of goodwill effective January 1, 2002. The amount of intangible assets reported by the Company grew during the first nine months of this year as a result of the purchase of the InsuranCenter of Alpena in the second quarter. For the nine months ended September 30, 2003, the intangible assets grew by $1,930,575 to a total of $3,628,495. Of that amount goodwill represents $357,148. This amount represents the goodwill created in the purchase of ICA. The adoption of FAS 142 means that the Bank will need to test this asset for impairment annually. If impairment is determined to exist, then the goodwill would be reduced to the extent determined in impairment testing.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of September 30, 2003; therefore, there is no impact to the Company's financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. The Company does not have any variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a significant effect on the financial position or results of operations of the Company.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at September 30, 2003 and December 31, 2002, and the results of operations for the three and nine month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

ASSETS: Total assets grew $2.0 million, or .9%, to $230.8 million at September 30, 2003 from $228.8 million at December 31, 2002. Cash and cash and equivalents decreased by $10.3 million or 67.9%, to $4.8 million at September 30, 2003 from $15.1 million at December 31, 2002. Investment securities available for sale decreased $2.6 million, or 5.6% as certain bonds matured and / or were called. Net loans receivable increased $11.5 million, or 7.6%, to $162.8 million at September 30, 2003 from $151.3 million at December 31, 2002 primarily as a result of the Bank's commercial lending activity. While borrower refinancing of balloon mortgage loans into 15 and 30 year fixed rate loans, most of which were subsequently sold by the Bank in the secondary market, was heavy in the first nine months, the amount of the sold portfolio loans were offset by growth in the commercial loan portfolio. Sales of loans into the secondary market totaled $71.5 million for the nine months ended September 30, 2003.

LIABILITIES: Deposits decreased $4.3 million or 2.7% to $151.8 million at September 30, 2003 from $156.1 million at December 31, 2002. This decrease was primarily attributable to certificates of deposit (CDs) which have decreased $3.5 million since December 31, 2002. This decrease in CDs relates to the rates being offered by the bank. See the section on Liquidity for additional details and discussion on rates offered by the Bank. Borrowings in the form of Federal Home Loan Bank advances increased $4.0 million, or 8.3%, to $52.4 million at September 30, 2003 from $48.4 million at December 31, 2002.

EQUITY: Stockholders' equity increased by $64,000, or .3%, to $21.8 million at September 30, 2003 from $21.7 million at December 31, 2002. The increase in stockholders' equity was due to an increase in retained earnings of $517,000 plus $117,000 of capital that was added through the issuance of stock related to the exercising of stock options. These were partially offset by a decline in other comprehensive income of $574,000 resulting from lower market values on certain available-for-sale securities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

GENERAL: Net income for the quarter remained flat as compared to the same period one year earlier. Income for the quarter ended September 30, 2003 was $280,000 compared to $285,000 for the same quarter one year earlier. Non-interest income was $629,700 higher for the quarter. Within non interest income, increases in mortgage banking activities and the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions accounted for the increase. Non-interest income increased to $1,367,000 for the quarter ended September 30, 2003 compared to $737,000 for the same period one year earlier. This represented an increase of 85.4%. While there was a significant increase in non interest income, it was partially offset by an increase in compensation and employee benefits expenses.

INTEREST INCOME: Interest income was $3.4 million for the three months ended September 30, 2003, compared to $3.8 million for the comparable period in 2002. The decrease in interest income for the three month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities). The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $16.5 million, or 14.2%, for the three month period ended September 30, 2003 from the prior year period. This decline was partially offset by

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

increases in the average balance of non-mortgage loans of $13.3 million, or 29.2%. Overall, the composite yield of earning assets was 37 basis points lower than the same period one year earlier. The overall yield was 6.26% for the quarter ended September 30, 2003 compared to 6.63% September 30, 2002.

INTEREST EXPENSE: Interest expense was $1.6 million for the three month period ended September 30, 2003 compared to $2.0 million for the same period in 2002. The 22.7% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and lower average balances on these liabilities for the quarter ended September 30, 2003 compared to the same 2002 period. The average balance of deposits and FHLB borrowings declined in total from $205.2 million to $195.9 million from the periods ended September 30, 2002 and September 30, 2003 respectively. Of this $9.3 million reduction, $9.2 million was related to interest-bearing deposits, which decreased from a $156.1 million average balance for the quarter ended September 30, 2002 to $146.9 million average balance for the period ended September 30, 2003.

NET INTEREST INCOME: Net interest income improved to $1.8 million for the three month period ended September 30, 2003 compared to $1.7 million for the same period one year earlier. For the three months ended September 30, 2003, average interest-earning assets declined $8.8 million, or 3.9% when compared to the same period in 2002. Average interest-bearing liabilities decreased $9.3 million, or 4.5% for the same period. The yield on average interest-earning assets declined to 6.26% for the three month period ended September 30, 2003 from 6.63% at September 30, 2002. The cost of average interest-bearing liabilities declined 75 basis points to 3.17% from 3.92% for the three month periods ended September 30, 2003 and September 30, 2002, respectively. As a result of the decrease in the overall cost of funds, the net interest rate margin increased to 3.33% for the three month period ended September 30, 2003, from 2.98% for same period in 2002.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $11,000 for the three month period ended September 30, 2003 and $75,000 for the comparable period in 2002.

NON INTEREST INCOME: Non interest income was $1.4 million for the three month period ended September 30, 2003, compared to $737,000 for the same period in 2002. This represented an increase of $663,000 or a 90.0% increase. Mortgage banking activities income for the quarter was higher by $35,000. This represented an increase of 9.4% over the quarter ended September 30, 2002. This increase related to the gain on sale of mortgages sold in the secondary market. This was a function of the increased volume of refinance activity when compared to the third quarter of 2002. Management has made the decision to sell most fixed rate mortgage loans given the low interest rate environment. When these loans are sold into the secondary market, the buyer is paying for the spread between the rate on the loan and the rate that day in which the loan is purchased. The premium paid by the buyer for that spread represents gain on sale income for the Bank. The other major explanation for the increase in non interest income related to the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions. Since ICA was purchased during the second quarter of 2003, this income was not included in the Company statements during the same quarter last year. The insurance and brokerage commissions amounted to $745,000 for the period ended September 30, 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

NON INTEREST EXPENSES: Non interest expenses were $2.8 million for the three month period ended September 30, 2003, compared to $1.9 million for the same period in 2002. The $900,000 increase represented an increase of 45.6% for the period. Much of this increase related to the inclusion of the various expenses associated with the InsuranCenter of Alpena which totaled $686,000 for the quarter ended September 30, 2003. Overall, the increases were broken down into a couple of major categories including compensation and benefits along with brokerage and commission expenses. Compensation and benefits expenses were $1.5 million for the quarter ended September 30, 2003 compared to $1.1 million for the same period one year earlier. Of this $400,000 increase in compensation and benefits expenses, $240,000 related to the inclusion of the employees associated with ICA. Additional mortgage and commercial lending staff have also been hired by the Bank since September 2002. The other major variance that explains the increase in non interest expenses relates to the costs associated with the brokerage and commissions expenses for ICA. These costs totaled $341,000 during the quarter ended September 30, 2003. Since ICA was purchased during the second quarter 2003, these costs were not included in the Company statements during the same quarter last year. The inclusion of ICA costs represents the single biggest piece of the overall increase in non interest expenses. There is also the amortization expense associated with the intangible assets created in the acquisition of ICA which totaled $24,000 for the quarter ended September 30, 2003.

INCOME TAXES: Federal income taxes decreased to $140,000 for the three month period ended September 30, 2003 compared to $155,000 for the same period in 2002. The effective tax rate for the quarter ended September 30, 2003 was 33.2% compared to 35.1% for the same period one year earlier.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

GENERAL: Net income increased 51.0% to $791,000 for the nine months ended September 30, 2003 from $524,000 for the same period ended September 30, 2002. The increase for the nine month period was due to an increase in the net interest income and increases in non interest income. Within non interest income, increases in mortgage banking activities and the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions accounted for most of the increase. Non interest income increased to $3.9 million for the first nine months of 2003 compared to $1.7 million for the same period one year earlier. This represented an increase of 134.9%. While there was a significant increase in other income, it was partially offset by an increase in compensation and employee benefits expenses.

INTEREST INCOME: Interest income was $10.1 million for the nine months ended September 30, 2003, compared to $11.4 million for the comparable period in 2002. The decrease in interest income for the nine month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities). The sale of these loans resulted in a decline in the average balance of residential mortgage loans of $22.1 million, or 18.0%, for the nine month period ended September 30, 2003 from the prior year period. This decline was partially offset by increases in the average balance of non-mortgage loans of $8.9 million, or 20.4%. Overall, the composite yield of earning assets was 28 basis points lower than the same period one year earlier. The overall yield was 6.35% as of September 30, 2003 compared to 6.63% as of September 30, 2002.

INTEREST EXPENSE: Interest expense was $4.9 million for the nine month period ended September 30, 2003 compared to $6.5 million for the same period in 2002. The 24.6% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities and to lower average balances on these liabilities for the period ended September 30, 2003 compared to the same 2002 period. The average balance of deposits and FHLB borrowings declined in total from $209.2 million to $195.4 million from the period ended September 30, 2002 to September 30, 2003. Of this $13.8 million reduction, $11.8 million was related to interest-bearing deposits, which decreased from a $159.3 million average balance for the period ended September 30, 2002 to $147.4 million average balance for the period ended September 30, 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME: Net interest income increased to $5.0 million for the nine month period ended September 30, 2003 compared to $4.7 million for the same period in 2002. For the nine months ended September 30, 2003, average interest-earning assets declined $12.6 million, or 5.6% when compared to the same period in 2002. Average interest-bearing liabilities decreased $13.8 million, or 6.6% for the same period. The yield on average interest-earning assets declined to 6.35% for the nine month period ended September 30, 2003 from 6.63% for the nine month period ended September 30, 2002. The cost of average interest-bearing liabilities declined 76 basis points to 3.36% from 4.12% for the nine month periods ended September 30, 2003 and September 30, 2002, respectively. As a result of the decrease in the overall cost of funds, the net interest rate margin increased to 3.24% for the nine month period ended September 30, 2003, from 2.77% for same period in 2002.

NON INTEREST INCOME: Non interest income was $3.9 million for the nine month period ended September 30, 2003, compared to $1.7 million for the same period in 2002. This represented an increase of $2.2 million or 135.0% improvement. Comparing to the first nine months of 2002, mortgage banking activities income was higher by $428,000. This represented an increase of 49.5% over the period ended September 30, 2002. This increase related to the gain on sale of mortgages sold in the secondary market which was $390,000 higher than the same period one year earlier. The other major explanation for the increase in non interest income related to the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions which are new to the Bank, thus not included in the period ended September 30, 2002. The insurance and brokerage commissions amounted to $1.7 million for the period ended September 30, 2003.

NON INTEREST EXPENSES: Other expenses were $7.7 million for the nine month period ended September 30, 2003, compared to $5.5 million for the same period in 2002. The $2.2 million increase represented an increase of 38.1% for the period. Much of this increase related to the inclusion of the various expenses associated with the InsuranCenter of Alpena which totaled $1.5 million for the period ended September 30, 2003. Overall, the increases were broken down into a couple of major categories including compensation and benefits and brokerage and commission expenses. Compensation and benefits expenses were $4.2 million for the period ended September 30, 2003 compared to $3.1 million for the same period one year earlier. $540,000 of the compensation and benefit expenses related to the inclusion of the employees associated with ICA plus the additional mortgage and commercial lending staff that have been hired by the Bank since September 2002. The InsuranCenter costs associated with the brokerage and commission expenses were $771,000 as of September 30, 2003. This represents the single biggest piece of the overall increase in non interest expenses. There is also the amortization expense associated with the intangible assets created in the acquisition of ICA which totaled $60,000 for the period ended September 30, 2003.

INCOME TAXES: Federal income taxes increased to $393,000 for the nine month period ended September 30, 2003 compared to $287,000 for the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 was 33.2% versus 35.4% for the same period one year earlier.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans that are delinquent 90 days or more and Real Estate Owned (REO) / Other Repossessed Assets (ORA) by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

                                                                                                                     DECEMBER 31,
                                                                                     9/30/2003     6/30/2003        2002     2001
                                                                                     ---------     ---------     ---------   -----
Total non-accrual loans delinquent 90 days or more (3) .........................     $   1,362     $   1,714     $     662   $   -
                                                                                     ---------     ---------     ---------   -----
Accrual loans delinquent 90 days or more:
 One- to four-family residential ................................................          622           669           566     475
 Other real estate loans ........................................................            -             -             -       -
 Consumer/Commercial ............................................................           76           191           241     201
                                                                                     ---------     ---------     ---------   -----
   Total accrual loans delinquent 90 days or more .................................  $     698     $     860     $     807   $ 676
                                                                                     ---------     ---------     ---------   -----

Total nonperforming loans (1) ..................................................         2,060         2,574         1,469     676
Total real estate owned (2) ....................................................            43            96           128     197
                                                                                     =========     =========     =========   =====
Total nonperforming assets .....................................................     $   2,103     $   2,670     $   1,597   $ 873
                                                                                     =========     =========     =========   =====

Total nonperforming loans to net loans receivable ..............................          1.26%         1.68%         0.97%   0.38%
Total nonperforming loans to total assets ......................................          0.89%         1.11%         0.64%   0.28%
Total nonperforming assets to total assets .....................................          0.91%         1.15%         0.70%   0.36%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

(3) For the Nine months ended September 30, 2003 and the twelve months ended December 31, 2002, the interest that would have been reported was $ 109,000 and $27,000 respectively were these loans not in non-accrual status.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $238,000 for the nine month period ended September 30, 2003 and $225,000 for the comparable period in 2002. As of September 30, 2003, the balance of the loan loss reserve was $1,031,570. The increase in the reserve allowance over the first nine months of the year related to the increase in the trend of delinquencies and a large commercial account that was moved to non-accrual status. Additionally, the increase of commercial loans as a percent of the overall loan portfolio has also increased the reserve levels for the nine month period ended September 30, 2003. At September 30, 2003, the percent of non performing loans increased to 126 basis points from 97 basis points at December 31, 2002. The significant increase in non performing loans related to a single commercial relationship. Management believes that the collateral position related to this relationship adequately supports the Bank's position. As a percent of total assets, non performing loans increased to 89 basis points at September 30, 2003 from 64 basis points at December 31, 2002. Based on the net charge-off history, the average quarterly charge-off going back eight quarters was $43,000 per quarter total for all loan types. Based on this history, management believes there are adequate reserves as of September 30, 2003.

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

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Bank also has the capability of borrowing from the Federal Home Loan Bank (FHLB) to meet liquidity needs. The ability to borrow from the FHLB is based upon ownership of FHLB stock. Based on the Bank's ownership of FHLB stock, there is borrowing capacity which is considered in this calculation. The Bank is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's objective for liquidity is to be above 20%. Liquidity as of September 30, 2003 was $89.4 million, or 54.3%, compared to $100.1 million, or 61.5% at December 31, 2002. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

The Bank intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2003 the Bank originated $108.1 million in residential mortgage loans, of which $44.7 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $62.1 million in originations during the first nine months of 2002 of which $8.8 million were retained in portfolio. The Bank also originated $27.7 million of commercial loans and $14.1 million of consumer loans in the first nine months of 2003 compared to $17.9 million of commercial loans and $8.8 million of consumer loans for the same period in 2002. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 61.8% and 68.8%, commercial loans 25.6% and 18.3% and consumer loans 12.6 % and 12.9% at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Bank had outstanding loan commitments of $53.2 million. These commitments included $19.0 million for permanent one-to-four family dwellings, $19.5 million for non-residential loans, $3.3 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $5.9 million of undisbursed lines of credit on home equity loans, $2.2 million of unused credit card lines and $3.3 million of unused commercial lines of credit.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At September 30, 2003 deposits funded 65.8% of the Bank's total assets compared to 68.2% at December 31, 2002. Certificates of deposit scheduled to mature in less than one year at September 30, 2003 totaled $29.1 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2003 the Bank had $52.4 million in FHLB advances. Total borrowings as a percentage of total assets were 22.7% at September 30, 2003 as compared to 21.2% at December 31, 2002. The Bank has sufficient available collateral to obtain additional advances from the FHLB, and, based upon current FHLB stock ownership, could obtain up to a total of approximately $85 million in such advances.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

CAPITAL RESOURCES

The Company's stockholders' equity at September 30, 2003 was $21.8 million, or 9.45% of total assets, compared to $21.7 million, or 9.48% of total assets, at December 31, 2002 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2003. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2003:

                                                                                            Minimum
                                                               Regulatory                  To Be Well
                                       Actual                   Minimum                   Capitalized
                                       ------                   -------                   -----------
                                 Amount     Ratio       Amount          Ratio         Amount       Ratio
                                 ------     -----       ------          -----         ------       -----
                                                       (Dollars in Thousands)
Capital Requirements:
Tangible equity capital          $16,830     7.46%      $ 3,383         1.50%        $ 4,511        2.00%
Tier 1 (Core) capital            $16,830     7.46%      $ 4,022         4.00%        $11,278        5.00%
Total risk-based capital         $17,919    11.68%      $12,278         8.00%        $15,348       10.00%
Tier 1 risk-based capital        $16,830    10.97%      $ 6,139         4.00%        $ 9,209        6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                         PART E - FINANCIAL INFORMATION

                        ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There has been no change in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

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

Item 3 -          Defaults upon Senior Securities:
                   Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                   Not applicable

Item 5 -          Other Information:
                   Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits:

                  Exhibit 31.1 Certification by Chief Executive Officer

                  Exhibit 31.2 Certification by Chief Financial Officer

                  Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K:
                      August 20, 2003, Gary W. Bensinger Director of Alpena Bancshares Inc. and its Bank subsidiary, First Federal of Northern Michigan resigned on August 19, 2003.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALPENA BANCSHARES, INC.
                                        Registrant

Date:  Nov 13, 2003                     /s/ Martin A. Thomson
                                        ---------------------
                                        Martin A. Thomson
                                 Title: President and Chief Executive Officer
                                        (Duly Authorized Officer)

Date:  Nov 13, 2003                     /s/ Michael W. Mahler
                                        ---------------------
                                        Michael W. Mahler
                                 Title: Chief Financial Officer
                                        (Duly Authorized Officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

 EX- 31.1      Certification by Chief Executive Officer

 EX- 31.2      Certification by Chief Financial Officer

 EX- 32.1          Statement of Chief Executive Officer furnished pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

 EX- 32.2          Statement of Chief Financial Officer furnished pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002