Form 10KSB
period 2003-12-31
ALPENA BANCSHARES INC
filed 2004-03-30
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

                                       OR

      | | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _______________ to___________________

                        COMMISSION FILE NUMBER: 000-31957

                             ALPENA BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UNITED STATES                                 38-3567362
---------------------------------------              --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 100 S. SECOND AVENUE, ALPENA, MICHIGAN                       49707
 --------------------------------------                       -----
(Address of Principal Executive Offices)                    Zip Code

                                 (989) 356-9041
                         -------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Securities Registered Pursuant           COMMON STOCK, PAR VALUE $1.00 PER SHARE
to Section 12(g) of the Act:             ---------------------------------------
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

      YES   |X|   NO   | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenues for the year ended December 31, 2003 were $13.2 million.

      As of March 8, 2004, there were issued and outstanding 1,658,780 shares of the Registrant's common stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 8, 2004 was $17.1 million. This amount does not include shares held by the Registrant's Employee Stock Ownership Plan, by executive officers and directors, and by Alpena Bancshares, M.H.C.

      Transitional Small Business Disclosure Format

      YES  | |   NO   |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2003 (Part II).

2. Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Alpena Bancshares, Inc. (the "Company") is a federally chartered holding company that conducts business principally through its wholly owned subsidiary, First Federal of Northern Michigan, a federally chartered savings bank (the "Bank"). The Company was formed in November 2000 when the Bank reorganized into the holding company structure. In this reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Company's common stock. The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of capital distributions. The Company has substantially no independent operations separate from its role as holding company for the Bank. Accordingly, the operations of the Bank as described in this report effectively describe the operations of the Company. At December 31, 2003, the Company had total assets of $223.9 million, total deposits of $151.7 million, and stockholders' equity of $21.9 million. The Company's principal executive office is located at 100 South Second Avenue, Alpena, Michigan, and its telephone number at that address is (989) 354-7310.

      The Bank is a federally chartered savings bank that conducts its operations from eight full-service facilities located in Cheboygan, Alpena, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. The Bank has operated in Alpena since its chartering in 1957. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank System since 1957.

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

      As of December 31, 2003, the Bank was the only thrift institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other savings institutions. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and through advertising. Competition for deposits and loans may limit the Bank's growth and adversely affect its profitability in the future.

LENDING ACTIVITIES

      Loan Portfolio. The principal component of the Bank's loan portfolio is mortgage loans secured by one-to-four family residential real estate. A majority of the fixed-rate conventional mortgage loans with 15, 20 and 30 year terms secured by one-to four-family residential real estate originated by the Bank is sold to Freddie Mac. A majority of the servicing of these mortgages is retained by the Bank. To a lesser extent, the Bank also originates commercial loans, commercial real estate loans and consumer loans. At December 31, 2003, the Bank's net loans receivable totaled $163.5 million, of which $100.2 million, or 61.3%, were one-to four-family residential real estate mortgage loans, and $30.0 million, or 18.3%, were commercial real estate loans. Other loans, consisting primarily of consumer loans, totaled $34.3 million, or 21.0% of the Bank's net loan portfolio.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                           At December 31,
                                                                  ------------------------------------------------------------------
                                                                          2003                  2002                   2001
                                                                  -------------------    -------------------    --------------------
                                                                    Amount    Percent     Amount     Percent     Amount      Percent
                                                                  ---------   -------    ---------   -------    ---------    -------
                                                                                            (in thousands)
Real estate loans:
  One-to four-family residential ..............................   $ 100,198     61.30%   $ 104,779     69.23%   $ 135,489     76.92%
  Construction ................................................       5,381      3.29%       2,946      1.95%       3,036      1.72%
  Other real estate loans construction ........................         525      0.32%          --      0.00%          --      0.00%
  Other real estate loans .....................................      29,978     18.34%      20,369     13.46%      14,152      8.03%
                                                                  ---------    ------    ---------    ------    ---------    ------
   Total real estate loans ....................................     136,082     83.25%     128,094     84.64%     152,677     86.68%
                                                                  ---------    ------    ---------    ------    ---------    ------

Other loans:
  Commerical loans ............................................      13,397      8.20%       7,528      4.97%       6,022      3.42%
  Consumer loans ..............................................      20,708     12.67%      19,230     12.71%      21,010     11.93%
  Loans on savings deposits ...................................         215      0.13%         357      0.24%         162      0.09%
                                                                  ---------    ------    ---------    ------    ---------    ------
    Total other loans .........................................      34,320     21.00%      27,115     17.92%      27,194     15.44%
                                                                  ---------    ------    ---------    ------    ---------    ------
    Total loans receivable ....................................     170,402    104.25%     155,209    102.56%     179,871    102.11%
Less:
Loans in process ..............................................      (5,665)   -3.47%       (2,855)   -1.89%       (2,968)   -1.68%
Deferred loan costs, net of fees and unearned loan discounts ..        (241)   -0.15%          (91)   -0.06%          (68)   -0.04%
Allowance for loan losses .....................................      (1,036)   -0.63%         (922)   -0.61%         (689)   -0.39%
                                                                  ---------    ------    ---------    ------    ---------    ------

  Total loans receivable, net at end of period ................   $ 163,460    100.00%   $ 151,341    100.00%   $ 176,146    100.00%
                                                                  =========    ======    =========    ======    =========    ======

                                                                             At December 31,
                                                               -------------------------------------------
                                                                       2000                  1999
                                                               -------------------    --------------------
                                                                Amount     Percent     Amount      Percent
                                                               ---------   -------    ---------    -------
                                                                             (in thousands)
Real estate loans:
  One-to four-family residential ...........................   $ 176,548     80.63%   $ 195,237     87.21%
  Construction .............................................       3,930      1.79%          --      0.00%
  Other real estate loans construction .....................          --      0.00%          --      0.00%
  Other real estate loans ..................................      10,681      4.88%       8,969      4.01%
                                                               ---------    ------    ---------    ------
   Total real estate loans .................................     191,159     87.30%     204,206     91.22%
                                                               ---------    ------    ---------    ------

Other loans:
  Commerical loans .........................................       1,410      0.64%          --      0.00%
  Consumer loans ...........................................      28,652     13.09%      21,160      9.45%
  Loans on savings deposits ................................         137      0.06%          46      0.02%
                                                               ---------    ------    ---------    ------
    Total other loans ......................................      30,199     13.79%      21,206      9.47%
                                                               ---------    ------    ---------    ------
    Total loans receivable .................................     221,358    101.10%     225,412    100.69%
Less:
Loans in process ...........................................      (1,727)   -0.79%       (1,179)   -0.53%
Deferred loan costs, net of fees and unearned loan discounts         (25)   -0.01%           81      0.04%
Allowance for loan losses ..................................        (649)   -0.30%         (448)   -0.20%
                                                               ---------    ------    ---------    ------

  Total loans receivable, net at end of period .............   $ 218,957    100.00%   $ 223,866    100.00%
                                                               =========    ======    =========    ======

      Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at December 31, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable-and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                        One          Three
                                                       Within          Year          Years           Over
                                                        One           Through        Through         Five
                                                        Year        Three Years    Five Years        Years          Total
                                                       -------      -----------    ----------       -------        --------
                                                                                  (In thousands)
Real estate loans:
  One-to four-family residential ..............        $ 9,671        $16,735        $23,940        $44,471        $ 94,817
  Construction ................................          5,266            115             --             --           5,381
  Other real estate construction loans ........            525             --             --             --             525
  Other real estate loans .....................         12,260          5,581         12,694          2,127          32,662
                                                       -------        -------        -------        -------        --------
   Total real estate loans ....................         27,722         22,431         36,634         46,598         133,385

Other loans:
  Commerical loans ............................         10,103             --             85             --          10,188
                                                       -------        -------        -------        -------        --------
  Consumer loans ..............................          7,800          2,408          3,968          6,747          20,923
                                                       -------        -------        -------        -------        --------
    Total other loans .........................        $17,903        $ 2,408        $ 4,053        $ 6,747        $ 31,111
                                                       =======        =======        =======        =======        ========

Total loans receivable ........................         45,625         24,839         40,687         53,345         164,496
                                                       =======        =======        =======        =======        ========

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2003, the dollar amount of all fixed rate and adjustable rate loans that have a scheduled maturity or period to repricing after December 31, 2004.

                                                  Fixed     Adjustable
                                                   Rate       Rate       Total
                                                 --------    -------    --------
                                                          (In thousands)
Real estate loans:
  One-to four-family residential ............    $ 84,199    $10,618    $ 94,817
  Construction ..............................       5,381         --       5,381
  Other real estate construction loans ......         525         --         525
  Other real estate loans ...................      32,662         --      32,662
                                                 --------    -------    --------
   Total real estate loans ..................     122,767     10,618     133,385
                                                 --------    -------    --------

Other loans:
  Commerical loans ..........................         886      9,302      10,188
  Consumer loans ............................      20,476        447      20,923
                                                 --------    -------    --------
    Total other loans .......................      21,362      9,749      31,111
                                                 ========    =======    ========

Total loans receivable ......................    $144,129    $20,367    $164,496
                                                 --------    -------    --------

      One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank also originates one- to four-family loans that pay interest only during the initial construction period (which generally does not exceed twelve months) and then pay interest and principal for the remainder of the loan term. The Bank generally sells all of its originated longer term (greater than 20 years) fixed-rate mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and retains a majority of the loan servicing upon those sales. Most, but not all, of the loans originated by the Bank qualify for resale in the secondary mortgage market. One- to four-family loans are underwritten and originated according to policies and guidelines established by the secondary market agencies and approved by the Board of Directors. The Bank utilizes existing liquidity, savings deposit growth, loan repayments, and FHLB advances to meet demand for loans.

      The Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 5 to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of certainty.

      Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. The Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Bank's loan portfolio less interest rate sensitive, loans originated with terms greater than fifteen years are generally underwritten to secondary market standards and sold; balloon mortgage loans with five year terms and adjustable rate mortgage loans are generally underwritten to secondary market standards, but will be retained in the Bank's loan portfolio.

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

      Other Real Estate Loans. At December 31, 2003, the Bank had a total of 187 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. The Bank's commercial real estate loans are secured by income producing properties such as office buildings, retail buildings and motels. The Bank has originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period which generally does not exceed nine months. At December 31, 2003, the Bank's commercial real estate loans totaled $30.0 million and had an average principal balance of $160,310 and the largest commercial real estate loan had a principal balance of $3.4 million. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature.

An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan.

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

      Other Loans. The Bank also originates other real estate and non-real estate related loans, including commercial loans, consumer installment loans, credit card advances, and loans secured by savings accounts, automobiles, mobile homes, boats, recreational vehicles, and other personal property. Such other loans are originated by the Bank in order to provide a full range of financial services to its customers. Commercial loans carry a greater level of credit risk due to their dependence on the successful operation and cash flow of the business, which is the primary source of repayment for the debt. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. At December 31, 2003, the Bank's non real estate commercial loan portfolio totaled $13.4 million, or 8.2% of net loans receivable. The Bank's other consumer loans totaled $20.7 million, or 12.7% of net loans receivable.

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

      The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 30-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2003, the Bank had outstanding loan commitments of $47.4 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

      Origination, Purchase and Sale of Loans. The table below shows the Bank's loan originations, purchases, sales, and repayments of loans for the periods indicated.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     2003                 2002                  2001
                                                                  ---------             ---------             ---------
                                                                                      (In Thousands)
Loans receivable at beginning of period ..............            $ 152,263             $ 176,835             $ 221,358

Originations:
  Real estate:
     Residential 1-4 family ..........................              132,146                97,487               107,557
     Commercial and Multi-family .....................               35,004                27,211                24,652
  Consumer ...........................................               18,176                 8,340                13,867
                                                                  ---------             ---------             ---------
      Total originations .............................              185,326               133,038               146,076
                                                                  ---------             ---------             ---------

Loan purchases .......................................                   --                    --                    --
                                                                  ---------             ---------             ---------


Loan sales ...........................................              (81,510)              (68,631)              (78,667)
Transfer of mortgage loans
      to foreclosed real estate ......................                 (583)                 (618)                 (372)
Repayments ...........................................              (91,000)              (88,361)             (111,560)
                                                                  ---------             ---------             ---------

   Total loans receivable at end of period ...........              164,496               152,263               176,835

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2003, the Bank had $227,500 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also generates other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. The Bank recognized fees and service charges of $802,000, $818,000 and $740,000 for the years ended December 31, 2003, 2002, and 2001 respectively.

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

      When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2003, the Bank held $198,672 of REO/ORA.

      Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                                            AT DECEMBER 31,
                                                                      2003          2002          2001          2000          1999
                                                                     ------        ------        ------        ------        ------
                                                                                         (Dollars in thousands)
Total non-accrual loans delinquent 90 days or more ...........       $1,291        $  662        $   --        $   --        $   --
                                                                     ------        ------        ------        ------        ------

Accrual loans delinquent 90 days or more:
  One- to four-family residential ............................          617           566           475           498           626
  Construction ...............................................           --            --            --            --            --
  Other real estate loans ....................................           77            --            --            39            --
  Commercial .................................................           --           152            --            --            --
  Consumer ...................................................          134            89           201           168           125
                                                                     ------        ------        ------        ------        ------
     Total accrual loans delinquent 90 days or more ..........       $  828        $  807        $  676        $  705        $  751
                                                                     ------        ------        ------        ------        ------

Total nonperforming loans (1) ................................        2,119         1,469           676           705           751
                                                                     ======        ======        ======        ======        ======

Total real estate owned (2) ..................................          199           128           197           150           100
                                                                     ======        ======        ======        ======        ======

Total nonperforming assets ...................................       $2,318        $1,597        $  873        $  855        $  851
                                                                     ======        ======        ======        ======        ======


Total nonperforming loans to net loans receivable ............         1.30%         0.97%         0.38%         0.32%         0.33%
Total nonperforming loans to total assets ....................         0.95%         0.64%         0.28%         0.26%         0.29%
Total nonperforming assets to total assets ...................         1.04%         0.70%         0.36%         0.32%         0.32%


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

                                                                                              AT DECEMBER 31,
                                                                       2003          2002          2001          2000          1999
                                                                      ------        ------        ------        ------        ------
                                                                                              (In Thousands)
Loans delinquent 60-89 days:
  One- to four-family residential ............................        $1,248        $1,411        $1,757        $1,315        $1,453
  Construction ...............................................            43            --            --            --            --
  Other real estate loans ....................................            --            --            --            --            --
  Commercial .................................................           221           123            --            --            --
  Consumer ...................................................            90         1,090           171           298           144
                                                                      ------        ------        ------        ------        ------
Total loans delinquent 60-89 days ............................         1,602         2,624         1,928         1,613         1,597
                                                                      ------        ------        ------        ------        ------

Total non-accrual loans delinquent 90 days or more ...........         1,291           662            --            --            --
                                                                      ------        ------        ------        ------        ------

Accrual loans delinquent 90 days or more:
  One- to four-family residential ............................           617           566           475           498           626
  Construction ...............................................            --            --            --            --            --
  Other real estate loans ....................................            77            --            --            39            --
  Commercial .................................................            --           152            --            --            --
  Consumer ...................................................           134            89           201           168           125
                                                                      ------        ------        ------        ------        ------
Total accrual loans delinquent 90 days or more ...............           828           807           676           705           751
                                                                      ------        ------        ------        ------        ------

Total loans past due 60 days or more .........................        $3,721        $4,093        $2,604        $2,318        $2,348
                                                                      ------        ------        ------        ------        ------

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

                                                    AT DECEMBER 31,
                                                    ---------------
                                       2003     2002     2001     2000     1999
                                      ------   ------   ------   ------   ------
                                                    (In Thousands)
Substandard assets ................   $2,295   $1,263   $2,198   $3,182   $2,526
Doubtful assets ...................      105      370       --       --       18
Loss assets .......................       --       --       --       --       --
                                      ------   ------   ------   ------   ------
  Total classified assets .........   $2,400   $1,633   $2,198   $3,182   $2,544

      Substandard assets increased to $2.3 million at December 31, 2003 compared to $1.3 million at December 31, 2002. The Bank's investment in subsidiary of $500,000 at December 31, 2003 and $600,000 at December 31, 2002 is classified as substandard due to slower then expected sales of building lots and condominium units in the subsidiary's land development project. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned building units. Management believes this is a viable project with development and sales ongoing. At December 31, 2003, the Bank had a recorded lower of cost or market value adjustment of $121,000 for this development. All 25 lots are developed, of which sixteen lots have been sold. There are 16 constructed building units all of which are sold.

      Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2003, 2002, 2001, 2000 and 1999 the Bank added $267,000, $415,000, $255,000, $280,000 and $120,000 respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $1,036,000, $922,000, $689,000, $649,000 and $$448,000 at December 31, 2003,
2002, 2001, 2000 and 1999 respectively.

      For the year ended December 31, 2003, net charge-offs totaled $153,000. Management believes that the allowances for losses on loans and investments in real estate are adequate with respect to quality of assets, as Bank loan losses have generally been minimal. However, as the mix of loans continues to change (commercial and consumer loans grow as a percentage of the total loan portfolio) management may increase the allowance for loan losses for the increased risk these types of loans bring to the loan portfolio. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions and the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

      Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                           2003             2002           2001            2000            1999
                                                         ---------       ---------       ---------       ---------       ---------
                                                                                  (Dollars in thousands)
Net loans outstanding ..............................     $ 163,460       $ 151,341       $ 176,146       $ 218,957       $ 223,866
Average loans outstanding ..........................       155,105         152,943         181,343         220,642         214,963

Allowance at beginning of period ...................     $     922       $     689       $     649       $     448       $     478
   Provisions for loan losses ......................           267             415             255             280             120
   Recoveries ......................................            62              52              74              26              34
   Charge-offs .....................................          (215)           (234)           (289)           (105)           (184)
                                                         ---------       ---------       ---------       ---------       ---------

Allowance balances at end of period ................     $   1,036       $     922       $     689       $     649       $     448
                                                         =========       =========       =========       =========       =========

Allowance for loan losses as a percent
  of net loans receivable at end of period .........          0.63%           0.61%           0.39%           0.30%           0.20%

Net Charge-offs as a percent of average
  loans outstanding ................................          0.10%           0.12%           0.12%           0.04%           0.07%

Ratio of allowance for loan loss to total
  non-performing loans at end of period ............         48.89%          62.76%         101.95%          92.06%          59.65%

Ratio of allowance for loan losses to
  total non-performing loans and REO at
  the end of the period ............................         44.69%          57.73%          78.92%          75.91%          52.64%

INVESTMENT ACTIVITIES

      The Bank's investment portfolio comprises investment securities, mortgage-backed securities, FHLB stock, and other investments. At December 31, 2003, the Bank had no investments in unrated securities. At December 31, 2003, $29.5 million, or 85.5% of the Bank's investment portfolio were scheduled to mature in less than five years, and $5.0 million, or 14.5%, were scheduled to mature in over five years. At December 31, 2003, $7.1 million, or 20.5% of the Bank's investment portfolio is scheduled to mature in less than one year.

      The Bank's mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2003, mortgage-backed securities totaled $7.3 million, or 3.3% of total assets. At December 31, 2003, 89.0% of the Bank's mortgage-backed securities were secured by Balloon loans. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). The Bank's policy is to hold mortgage-backed securities as available for sale. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

                                                                   2003                      2002                      2001
                                                            --------------------      --------------------      --------------------
                                                            CARRYING     MARKET       CARRYING     MARKET       CARRYING      MARKET
                                                             VALUE        VALUE        VALUE       VALUE         VALUE        VALUE
                                                            -------      -------      -------      -------      -------      -------
Investment securities available for sale:
     Equity investments (1)                                 $   161      $   161      $   166      $   166      $   182      $   182
     U.S.Government agency securities                        17,067       17,067       31,981       31,981       13,870       13,870
     Mortgage-backed securities                               7,335        7,335        6,931        6,931        1,976        1,976
     Corporate and municipal bonds                           10,108       10,108        7,866        7,866        7,184        7,184
                                                            -------      -------      -------      -------      -------      -------

          Total Investments                                 $34,670      $34,670      $46,944      $46,944      $23,212      $23,212
                                                            =======      =======      =======      =======      =======      =======

(1)  Includes Freddie Mac & MIMLIC Stocks

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying/market values, and weighted average yields for the Bank's investment portfolio at December 31, 2003.

                                                                          AT DECEMBER 31, 2003
                                           ------------------------------------------------------------------------------------
                                                One Year or Less             One to Five Years           Five to Ten Years
                                           -------------------------     ------------------------     -------------------------
                                                          Annualized                   Annualized                    Annualized
                                           Carrying /      Weighted      Carrying /     Weighted      Carrying /      Weighted
                                             Market         Average        Market        Average       Market          Average
                                             Value          Yield          Value          Yield        Value            Yield
                                             -----          -----          -----          -----        -----            -----
                                                                         (Dollars in Thousands)
Investment securities available for sale:
     U.S. Government
              agency securities             $ 3,068          4.32%        $13,999         4.66%      $    --           0.00%
     Mortgage-backed securities                  --          0.00%          2,690         3.66%        4,061           3.81%
     Corporate and municipal bonds            3,990          5.95%          5,783         4.59%          335           5.10%
                                            -------                       -------

 Total securiy investments                  $ 7,058                       $22,472                    $ 4,396
                                            =======                       =======                    =======

                                                                     AT DECEMBER 31, 2003
                                            --------------------------------------------------------------------
                                                                          Equity
                                              More than Ten Years       Securities     Total
                                            ------------------------    ----------    ---------
                                                          Annualized                                  Annualized
                                            Carrying /     Weighted      Carrying /   Carrying /       Weighted
                                              Market        Average        Market       Market          Average
                                              Value          Yield         Value        Value           Yield
                                              ------         -----        ------        ------          -----
                                                                   (Dollars in Thousands)
Investment securities available for sale:
     U.S. Government
              agency securities               $    --         0.00%       $    --       $17,067         4.60%
     Mortgage-backed securities                   583         4.75%            --         7,334         3.83%
     Corporate and municipal bonds                 --         0.00%            --        10,108         5.14%
     Federal Home Loan Mortgage Corp. Stock        --         0.00%           161           161         0.00%
                                              -------                    --------       -------
 Total securiy investments                    $   583                                   $34,670
                                              =======                                   =======

SOURCES OF FUNDS

      General. The Bank's deposit-gathering activities are currently conducted from the Bank's eight full-service offices in Alpena, Ossineke, Mio, Cheboygan, Oscoda, Lewiston and Gaylord. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Bank is currently managing liquidity levels and loan funding primarily through secondary market sales.

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

      Savings Portfolio. Savings in the Bank as of December 31, 2003 were represented by the various types of deposit programs described below.

Weighted                                                                               Minimum                         Percentage
 Average      Original                                                                 Opening                          of Total
  Rate          Term                              Description                          Amount         Balance           Deposits
  ----          -----                             -----------                          -------        --------          --------
                                                                                                   (In thousands)
                                                Checking and Savings
                                     -------------------------------------------
   NA%        N/A                    Non-interest checking                            $     --        $   7,282            4.80%
  0.35%       N/A                    NOW accounts                                          100           13,596            8.96%
  0.30%       N/A                    Statement savings                                      50           25,791           17.00%
  0.28%       N/A                    IRA Statement Savings                                 100               60            0.04%
  0.73%       N/A                    Investment sweep account                            2,500            2,987            1.97%
  1.22%       N/A                    Money market accounts                                 500           11,613            7.66%
                                                                                                      ---------          ------
                                     Total checking and savings accounts                              $  61,328           40.43%
                                                                                                      ---------          ------


                                                   Certificates of Deposit
                                     -------------------------------------------
  0.80%       3 - 5 months           Fixed term, fixed rate                                500            1,919            1.26%
  0.96%       6 -11 months           Fixed term, fixed rate                                500            4,573            3.01%
  1.64%       12-17 months           Fixed term, fixed rate                                500           20,194           13.32%
  2.03%       18-23 months           Fixed term, fixed rate                                500            2,797            1.84%
  2.96%       24-35 months           Fixed term, fixed rate                                500           12,132            8.00%
  3.99%       36-47 months           Fixed term, fixed rate                                500           13,804            9.10%
  5.08%       48-59 months           Fixed term, fixed rate                                500            1,592            1.05%
  4.80%       60+ months             Fixed term, fixed rate                                500            9,426            6.21%
  0.80%       3 -5 months            IRA accounts fixed rate                               250              213            0.14%
  0.95%       6 -11 months           IRA accounts fixed rate                               250              412            0.27%
  1.33%       12-17 months           IRA accounts fixed rate                               250              618            0.41%
  1.67%       18-23 months           IRA accounts fixed rate                               500              905            0.60%
  2.98%       24-35 months           IRA accounts fixed rate                               500            1,239            0.82%
  3.64%       36-47 months           IRA accounts fixed rate                               500            2,188            1.44%
  3.62%       48-59 months           IRA accounts fixed rate                               500              189            0.12%
  5.69%       60+ months             IRA accounts fixed rate                               500           12,636            8.33%
  5.19%       1-12 moonths           Jumbo                                             100,000            1,269            0.84%
  6.23%       12+ months             Jumbo                                             100,000            1,703            1.12%
  5.60%                              Brokered CDs                                                         2,564            1.69%
                                                                                                      ---------          ------
                                     Total certificates of deposit                                    $  90,374           59.57%

                                     Total deposits                                                   $ 151,702          100.00%
                                                                                                      =========          ======

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                          At December 31,
                                    -----------------------------------------------------------------------------------------------
                                                2003                            2002                             2001
                                    -----------------------------    ----------------------------     -----------------------------
                                              Percent    Increase              Percent   Increase               Percent    Increase
                                              of Total  (Decrease)            of Total  (Decrease)              of Total  (Decrease)
                                     Amount     (1)         (2)       Amount     (1)        (2)        Amount     (1)        (2)
                                    --------   ------    --------    --------   ------    --------    --------   ------    --------
                                        (Dollars in thousands)          (Dollars in thousands)           (Dollars in thousands)
Non-interest-bearing                $  7,282     4.80%   $  1,864    $  5,418     3.47%   $  1,996    $  3,422     2.05%   $  1,135
NOW accounts                          13,596     8.96      (1,055)     14,651     9.39         261      14,390     8.64         864
Passbook                              25,851    17.04      (3,408)     29,259    18.74         591      28,668    17.21       3,613
Investment sweep account .             2,987     1.97         139       2,848     1.82         594       2,254     1.35         987
Money market accounts                 11,613     7.66       3,149       8,464     5.42         728       7,736     4.65       1,481

Time deposits that mature:
  Less than 12 months                 41,943    27.65      (3,010)     44,953    28.80      27,994      16,959    10.18     (25,317)
  Within 12-36 months                 31,934    21.05      11,016      20,918    13.40     (15,563)     36,481    21.91       6,234
  Beyond 36 months                    13,524     8.91      (7,909)     21,433    13.73     (21,136)     42,569    25.56      13,372
  Jumbo                                2,972     1.96      (5,176)      8,148     5.22      (5,911)     14,059     8.44       1,398
                                    --------   ------    --------    --------   ------    --------    --------   ------    --------

Total deposits                      $151,702   100.00%   $ (4,390)   $156,092   100.00%   $(10,446)   $166,538   100.00%   $  3,767
                                    ========   ======    ========    ========   ======    ========    ========   ======    ========

(1)   Represents percentage of total deposits.

(2)   Represents increase (decrease) in balance from end of prior period.

      Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated (see footnote number 8 in the 2003 Alpena Bancshares Inc. and Subsidiaries Annual Report for a more detailed breakdown by rate range):

                                                    At December 31,
                                      ------------------------------------------
            Rate                        2003             2002             2001
          --------                    --------         --------         --------
                                                    (In Thousands)
0% - 4.99% ..................         $ 68,422         $ 55,894         $ 40,720
5.00% - 6.99% ...............           18,768           34,394           62,037
7.00% - 8.99% ...............            3,183            5,073            7,311
9.00% - 9.50% ...............               --               --               --
                                      --------         --------         --------
                                      $ 90,373         $ 95,361         $110,068

      Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2003.

                  Less Than       1 -2           2-3           3-5      Greater than
     Rate         One Year        Years         Years         Years        5 Years         Total
-------------     ---------     ---------     ---------     ---------     ---------     ---------
   0% - 4.99%     $  36,790     $   9,007     $  16,332     $   5,768     $     525     $  68,422
5.00% - 6.99%         6,044         3,870         2,822         1,732         4,300     $  18,768
7.00% - 8.99%           378         1,306            --           128         1,371     $   3,183
                  ---------     ---------     ---------     ---------     ---------     ---------
                  $  43,212     $  14,183     $  19,154     $   7,628     $   6,196     $  90,373

      Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit that are equal to or greater than $100,000 by time remaining until maturity at December 31, 2003. This amount does not include savings accounts with balances greater than $100,000 or more, which totaled approximately $4.4 million at December 31, 2003.



            MATURITY PERIOD                                      CERTIFICATES
           -----------------                                      OF DEPOSIT
                                                                --------------
                                                                (IN THOUSANDS)
     Three months or less .............................             $ 1,317
     Three through six months .........................               1,162
     Six through twelve months ........................               6,311
     Over twelve months ...............................               8,601
                                                                    -------

     Total ............................................             $17,391
                                                                    =======

BORROWINGS

      Deposits are the Bank's primary source of funds. The Bank also obtains funds from the FHLB. FHLB advances are required to be collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. During the year ended December 31, 2003, the Bank decreased its advances from the FHLB by $2.6 million, and such advances totaled $45.8 million at December 31, 2003. The other borrowing represents the note payable to the former owners of InsuranCenter of Alpena which was purchased in June of 2003. The amount of the note payable is $1,357,000.


      The following table sets forth certain information regarding borrowings by the Bank for the periods indicated.

                                                Years Ended December 31,
                                            ---------------------------------
                                             2003         2002          2001
                                            -------      -------      -------
                                                  (Dollars in Thousands)
     Weighted average rate paid on:
       FHLB advances ..................       5.240%       5.810%       5.768%
       Other borrowings ...............       5.485%       0.000%          --%

     FHLB advances: (1)
       Maximum balance at any month end     $51,414      $51,720      $70,435
       Average balance ................     $47,973      $49,462      $60,461

     Other borrowings: (2)
       Maximum balance ................     $ 1,357      $    --      $    --
       Average balance ................     $   747      $    --      $    --

(1) FHLB advances, various adjustable and fixed rate notes, with renewable one year to ten year maturities.

(2)   Note Payable on the InsuranCenter of Alpena Purchase - June of 2003.

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

      Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $2.6 million at December 31, 2003. As of December 31, 2003, the Bank was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2003, the Bank maintained 104.09% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

      Liquidity. Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. Liquid assets include cash, U.S. Government securities, U.S. Government agency guaranteed securities and certificates of deposit. The Bank is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operations. The Bank's objective for liquidity is to be above 20%. Liquidity as of December 31, 2003 was $42.3 million, or 26.9%, compared to $47.0 million, or 24.4% at December 31, 2002. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

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

      The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank's capital position, and requires approval procedures to be followed. At December 31, 2003, the Bank was in compliance with these regulations.

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

      Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. The Bank paid assessments of approximately $61,035 in 2003.

      Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of PMSRs. The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      OTS regulatory capital rules also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based rule, a savings institution whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. Further specific information is available in the Management Discussion and Analysis section of the 2003 Alpena Bancshares Inc. Annual Report.

The following table sets forth the Bank's capital position at December 31, 2003, 2002 and 2001 as compared to the minimum capital requirements.

                                                            AT DECEMBER 31,
                                           2003                   2002                    2001
                                    ------------------      ------------------      ------------------
                                               Percent                 Percent                 Percent
                                    Amount    of Assets     Amount    of Assets     Amount    of Assets
                                    ------     -------      ------     -------      ------     -------
                                                          (Dollar in Thousands)
Equity capital ................     21,951        9.81%     21,747        9.50%     20,597        8.53%

Tangible Capital Requirement:
     Tangible capital level ...     17,019        7.78%     18,149        8.08%     17,212        7.24%
     Requirement ..............      3,283        1.50%      3,370        1.50%      3,568        1.50%
                                    ------     -------      ------     -------      ------     -------
     Excess ...................     13,736        6.28%     14,779        6.58%     13,644        5.74%

Core Capital Requirement:
     Core capital level .......     17,019        7.78%     18,150        8.08%     17,212        7.24%
     Requirement ..............      8,754        4.00%      8,986        4.00%      9,516        4.00%
                                    ------     -------      ------     -------      ------     -------
     Excess ...................      8,265        3.78%      9,164        4.08%      7,696        3.24%

Risk-based Capital Requirement:
     Risk-based capital level .     18,119       11.96%     19,137       15.95%     17,974       13.11%
     Requirement ..............     12,116        8.00%      9,596        8.00%     10,972        8.00%
                                    ------     -------      ------     -------      ------     -------
     Excess ...................      6,003        3.96%      9,541        7.95%      7,002        5.11%

PROMPT CORRECTIVE REGULATORY ACTION

      Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 4.0% or a leverage ratio that is less than 4.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

FEDERAL HOME LOAN BANK SYSTEM

      The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional Federal Home Loan Banks. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2003 the Bank held $4.5 million in FHLB stock, which was in compliance with this requirement. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled financial institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

HOLDING COMPANY REGULATION

      General. The Holding Company and the Company are non-diversified mutual savings and loan holding companies within the meaning of federal law. As such, the Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and the Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Holding Company are generally not subject to state business organizations law.

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

      Michigan State Taxation. During 1999, the State of Michigan passed legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. The Bank files Michigan Single Business Tax (SBT) returns, and in 2003 was subject to tax at a rate equal to 1.9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. The Bank was audited by the State of Michigan in 2001 for the tax years 1997 - 2000. No material adjustments were found.

SUBSIDIARY ACTIVITY

      The Bank has two subsidiaries; the first is Financial Services & Mortgage Corporation ("FSMC"). At December 31, 2003, the net book value of the Bank's investment in FSMC was $786,400. The Bank may make additional investments in FSMC in the future. FSMC invests in real estate which includes leasing, selling, developing and maintaining real estate properties. FSMC also holds MIMLIC stock. Because of the nature of FSMC's real estate development activities, 100% of the Bank's investment in FSMC has been deducted from the Bank's capital. FSMC had a net income of $37,905 for the year ended December 31, 2003.

      The Bank also has a second subsidiary, the InsuranCenter of Alpena, (ICA), which was acquired during 2003 as means to help diversify income sources. The Bank acquired (ICA), a licensed insurance agency engaged in the business of property, casualty and health insurance, for $2.6 million. The former owners of ICA remain with the organization and are entitled to an "earn-out" payment of up to $300,000 per year for three years if specific net sales levels are achieved. The earn out payment level for net sales was achieved for 2003 and was recorded at December 31, 2003. The $300,000 payment was made to the former owners in February 2004. This amount was added to the Goodwill associated with the purchase. ICA had a net income of $219,230 for the year ended December 31, 2003.

PERSONNEL

      As of December 31, 2003, the Bank had 95 full-time and 9 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. The InsuranCenter of Alpena had 18 employees as of the same date. FSMC has no employees.

ITEM 2.  PROPERTIES

      (a) The Company conducts its business through the Bank's main office and seven full-service branch offices located in Alpena, Ossineke, Mio, Cheboygan, Lewiston, Oscoda and Gaylord, Michigan. The Lewiston branch is leased on short-term lease agreement. All of the remaining offices are owned by the Bank. The aggregate net book value of the Bank's premises and equipment was $5.8 million, net of $2.8 million of depreciation at December 31, 2003.

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

      (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2003, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2003 (the "Annual Report to Stockholders") is incorporated herein by reference.

      Information concerning dividends paid by the Company in the last two years on its common stock follows:


                                     Dividend       Payment        Dividend
            Period                   Declared         Date         per share
        1st Quarter 2002             3/12/2002      4/25/2002     $    0.125
        2nd Quarter 2002             6/11/2002      7/25/2002     $    0.125
        3rd Quarter 2002             9/10/2002     10/25/2002     $    0.125
        4th Quarter 2002            12/10/2002      1/24/2003     $    0.125
        1st Quarter 2003             3/18/2003      4/25/2003     $    0.125
        2nd Quarter 2003             6/17/2003      7/25/2003     $    0.125
        3rd Quarter 2003             9/16/2003     10/24/2003     $    0.125
        4th Quarter 2003            12/16/2003      1/23/2004     $    0.125

      As of March 8, 2004, there were approximately 367 holders of record of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      Pages 16 to 54 of the Company's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms AND in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

      There has been no change in the Company's internal control over the financial reporting during the Company's fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information concerning directors and executive officers of the Company, the Audit Committee, the Company's audit committee financial expert and the Company's Code of Ethics is incorporated herein by reference from the Company's definitive Proxy Statement dated March 15, 2004 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

ITEM 10. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement (Section headed "Voting Securities, Principal Holders Thereof and Methods of Counting Votes"). Information concerning compensation plans previously approved by stockholders is set forth in the table on page 13 of the Proxy Statement and is incorporated herein by reference.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

      (a)(1) Financial Statements

                  -    Independent Auditors' Report

                  -    Consolidated Statement of Financial Condition,
                           December 31, 2003 and 2002

                  -    Consolidated Statement of Income,
                           Years Ended December 31, 2003, 2002 and 2001

                  -    Consolidated Statement of Changes in
                           Stockholder Equity, Years Ended December 31, 2003, 2002, and 2001

                  -    Consolidated Statement of Cash Flows,
                           Years Ended December 31, 2003 2002 and 2001

                  -    Notes to Consolidated Financial Statements.

   (a)(2) Financial Statement Schedules
          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

   (a)(3) Exhibits

      3.1 Federal Stock Charter of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K as filed on November 15, 2000)

      3.2   Bylaws of Alpena Bancshares, Inc. (Incorporated by reference to
            Exhibit 3.2 to Company's 8-K filed on November 15, 2000)

      4 Common Stock Certificate Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-K as filed on November 15, 2000)

      10    Employment Contract with Ralph Stepaniak dated March 1, 2003.

      13    2003 Annual Report to Stockholders

      14    Code of Ethics for Senior Financial Officers adopted on March 12,
            2004.

      21    Subsidiaries of the Registrant

      23    Consent of Accountants

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1  Section 1350 Certification by Chief Executive Officer

      32.2  Section 1350 Certification by Chief Financial Officer


   (b)    Reports on Form 8-K:

              None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from pages 14 and 15 of the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALPENA BANCSHARES, INC.


                                      By:  /a/Martin A. Thomson
                                           -------------------------------------
                                           Martin A. Thomson
                                           President and Chief Executive Officer

                                           Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/Martin A. Thomson                  By: /s/Michael W. Mahler
     ----------------------------------        ---------------------------------
     Martin A. Thomson, Director,              Michael W. Mahler, Treasurer and
        President and  Chief Executive            Chief Financial Officer
        Officer                                (Principal Financial and
     (Principal Executive Officer)             Accounting Officer)

Date:  March 30, 2004                          Date:  March 30, 2004



By:  /s/James Rapin                        By: /s/Keith Wallace
     ----------------------------------        ---------------------------------
     James Rapin, Chairman                     Keith Wallace, Director

Date:  March 26, 2004                          Date:  March 30, 2004



By:  /s/GaryVanMassenhove                  By: /s/Thomas R. Townsend
     ----------------------------------        ---------------------------------
       Gary VanMassenhove, Director            Thomas R. Townsend, Director

Date:  March 29, 2004                          Date:  March 29, 2004

                                  EXHBIT INDEX
     NO.
     ---
      10    Employment Contract with Ralph Stepaniak dated March 1, 2003.

      13    2003 Annual Report to Stockholders

      14    Code of Ethics for Senior Financial Officers adopted on March 12,
            2004.

      21    Subsidiaries of the Registrant

      23    Consent of Accountants

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1  Section 1350 Certification by Chief Executive Officer

      32.2  Section 1350 Certification by Chief Financial Officer