Form 10QSB
period 2004-03-31
ALPENA BANCSHARES INC
filed 2004-05-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common Stock, Par Value $1.00                  Outstanding at May 13, 2004
         (Title of Class)                              1,658,780 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

                                                                                                        PAGE
                                                                                                        ----
ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Balance Sheet at March 31, 2004 and December 31, 2003........................    3
           Consolidated Statements of Income for the Three Months
             Ended March 31, 2004 and March 31, 2003.................................................    4
           Consolidated Statement of Changes in Stockholders' Equity
             for the Three Months Ended March 31, 2004...............................................    5
           Consolidated Statements of Cash Flow for the Three Months Ended
             March 31, 2004 and March 31, 2003.......................................................    6
           Notes to Consolidated Financial Statements................................................    7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION........   11
ITEM 3 - CONTROLS AND PROCEDURES.....................................................................   16

                           PART II - OTHER INFORMATION

OTHER INFORMATION....................................................................................   17
SIGNATURES...........................................................................................   18

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                   March 31, 2004  December 31, 2003
                                                                                   --------------  -----------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ................................................   $    2,578,224   $    3,379,500
Overnight deposits with FHLB ...................................................        2,355,801        3,325,625
                                                                                   --------------   --------------
Total cash and cash equivalents ................................................        4,934,025        6,705,125
Securities available-for-sale ..................................................       37,893,774       34,669,982
Loans held for sale ............................................................        1,298,000          930,525
Loans receivable, net of allowance for loan losses of $1,075,314 and
    $1,035,726 as of March 31, 2004 and December 31, 2003 respectively .........      164,953,985      163,460,594
Foreclosed real estate and other repossessed assets ............................           67,529          198,672
Real estate held for investment ................................................          483,647          438,976
Federal Home Loan Bank stock, at cost ..........................................        4,515,800        4,459,800
Premises and equipment .........................................................        5,713,460        5,816,698
Accrued interest receivable ....................................................        1,130,368        1,065,924
Intangible Assets ..............................................................        3,773,770        3,851,133
Other assets ...................................................................        2,287,725        2,326,782
                                                                                   --------------   --------------
Total assets ...................................................................   $  227,052,083   $  223,924,211
                                                                                   ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposits .......................................................................   $  152,607,140   $  151,702,446
Advances from borrowers for taxes and insurance ................................          275,101           96,068
Federal Home Loan Bank advances & Note Payable .................................       50,158,408       47,158,408
Accrued expenses and other liabilities .........................................        1,817,922        2,783,987
Deferred income taxes ..........................................................          263,757          232,258
                                                                                   --------------   --------------
Total liabilities ..............................................................      205,122,328      201,973,167
                                                                                   --------------   --------------
Commitments and contingencies ..................................................                -                -
Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,658,780 and
1,657,480 shares issued and outstanding at
   March 31, 2004 and December 31, 2003, respectively) .........................        1,658,780        1,657,480
Additional paid-in capital .....................................................        5,349,095        5,337,882
Retained earnings, restricted ..................................................        4,922,000        4,807,000
Retained earnings ..............................................................        9,631,911        9,853,663
Accumulated other comprehensive income .........................................          367,969          295,019
                                                                                   --------------   --------------
Total stockholders' equity .....................................................       21,929,755       21,951,044
                                                                                   --------------   --------------
Total liabilities and stockholders' equity .....................................   $  227,052,083   $  223,924,211
                                                                                   ==============   ==============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                                 For the Three Months
                                                                                   Ended March 31,
                                                                             ----------------------------
                                                                                 2004           2003
                                                                             ------------    ------------
                                                                              (Unaudited)
Interest income:
Interest and fees on loans ...............................................   $  2,674,279    $  2,821,146
Interest and dividends on investments ....................................        356,667         501,411
Interest on mortgage-backed securities ...................................         60,224          77,724
                                                                             ------------    ------------
Total interest income ....................................................      3,091,170       3,400,281
                                                                             ------------    ------------
Interest expense:
Interest on deposits .....................................................        813,407       1,029,892
Interest on borrowings ...................................................        631,206         672,237
                                                                             ------------    ------------
Total interest expense ...................................................      1,444,613       1,702,129
                                                                             ------------    ------------
Net interest income ......................................................      1,646,557       1,698,149
Provision for loan losses ................................................         81,000         162,500
                                                                             ------------    ------------
Net interest income after provision for loan losses ......................      1,565,557       1,535,649
                                                                             ------------    ------------
Non Interest income:
Service charges and other fees ...........................................        243,062         160,368
Mortgage banking activities ..............................................        143,326         376,115
Gain on sale of available-for-sale investments ...........................              -               -
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets .........................        (22,885)          2,865
Other ....................................................................         20,257          43,011
Insurance & Brokerage Commissions ........................................        753,924               -
                                                                             ------------    ------------
Total other income .......................................................      1,137,684         701,137
                                                                             ------------    ------------
Non interest expenses:
Compensation and employee benefits .......................................      1,488,698       1,176,168
SAIF Insurance Premiums ..................................................          5,872               -
Advertising ..............................................................         56,168          43,735
Occupancy ................................................................        326,143         270,519
Amortization of intangible assets ........................................         77,363          51,252
Service Bureau Charges ...................................................         83,164          78,056
Insurance & Brokerage Commission Expense .................................        315,561               -
Professional Services ....................................................         76,553               -
Other (See Note 5) .......................................................        294,602         367,549
                                                                             ------------    ------------
Other expenses ...........................................................      2,724,124       1,993,961
                                                                             ------------    ------------
Income before income tax expense .........................................        (20,883)        124,047
Income tax expense .......................................................         (6,479)         38,470
                                                                             ------------    ------------
Net income ...............................................................   $    (14,404)   $     85,577
                                                                             ============    ============
Per share data:
Basic earnings per share .................................................   $      (0.01)   $       0.05
Weighted average number of shares outstanding ............................      1,658,554       1,646,347
Diluted earnings per share ...............................................   $      (0.01)   $       0.05
Weighted average number of shares outstanding,
  including dilutive stock options .......................................      1,659,854       1,656,740
Dividends per common share ...............................................   $      0.125    $      0.125

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                                                   Accumulated
                                                                     Additional                       Other
                                                        Common        Paid-in        Retained      Comprehensive
                                                        Stock         Capital        Earnings         Income          Total
                                                     ------------   ------------   ------------    -------------  ------------
Balance at December 31, 2003 .....................   $  1,657,480   $  5,337,882   $ 14,660,663    $    295,019     21,951,044
Stock issued upon exercise of
  stock options (1300 shares) ....................          1,300         11,213              -               -         12,513
Tax Credit-Exercised Stock Options FAS123 ........              -              -              -               -              -
Net loss for the period ..........................              -              -        (14,404)              -        (14,404)
Changes in unrealized gain
  on available-for-sale securities ...............              -              -              -          72,950         72,950
Total comprehensive income .......................              -              -              -               -         58,546
Dividends declared ...............................              -              -        (92,348)              -        (92,348)
                                                     ------------   ------------   ------------    ------------   ------------
Balance at March 31, 2004 ........................   $  1,658,780   $  5,349,095   $ 14,553,911    $    367,969   $ 21,929,755
                                                     ============   ============   ============    ============   ============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Net income .....................................................................   $    (14,404)   $     85,577
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and Amortization of Core Deposit Intangible ....................        138,179         114,451
   Amortization Intangible Assets ..............................................         77,363          51,253
   Provision for loan losses ...................................................         81,000         162,500
   Accretion of discounts, amortization of premiums,
     and other deferred yield items, net .......................................         89,121          70,343
     (Gain) loss on sale of investment securities available for sale ...........              -               -
   Principal amount of loans sold ..............................................      5,309,970      16,435,816
   Originations of loans held for sale .........................................     (5,677,445)    (19,864,430)
     (Gain) loss on sale of real estate held for investment ....................              -               -
     (Gain) loss on sale of premises and equipment,
     real estate owned and other repossessed assets ............................              -          (2,866)
Net Changes: ...................................................................                          2,666
     (Increase) decrease in accrued interest receivable and other assets .......        (25,387)       (128,259)
     Increase (decrease) in accrued interest and other liabilities .............       (972,145)        685,870
                                                                                   ------------    ------------
Net cash provided by (used in) operating activities ............................       (993,748)     (2,387,079)
                                                                                   ------------    ------------
Cash flows from investing activities:
(Increase) decrease in net loans receivable ....................................     (1,574,391)      4,680,393
Proceeds from sales or maturity of:
  Investment securities available-for-sale .....................................      2,052,291       3,245,064
  Real estate held for investment ..............................................              -         (94,764)
  Real estate owned, other repossessed assets and premises & equipment .........        131,143          51,155
Purchases of:
  Investment securities available-for-sale .....................................     (5,254,675)       (847,183)
  Premises and equipment .......................................................        (34,941)       (471,740)
  InsuranCenter of Alpena ......................................................              -
  FHLB Stock ...................................................................        (56,000)
  Real estate held for investment ..............................................        (44,671)              -
                                                                                   ------------    ------------
Net cash provided by (used in) investing activities ............................     (4,781,244)      6,562,925
                                                                                   ------------    ------------
Cash flows from financing activities:
Proceeds from Federal Home Loan Bank advances ..................................      3,000,000               -
Repayments of Federal Home Loan Bank advances ..................................              -      (1,000,000)
Increase (decrease) in deposits ................................................        904,694      (2,420,226)
Advances from Borrowers ........................................................        179,033         131,196
Dividend paid on common stock ..................................................        (92,348)        (90,820)
Issuance of common stock .......................................................         12,513          10,588
                                                                                   ------------    ------------
Net cash provided by (used in) financing activities ............................      4,003,892      (3,369,262)
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents............................     (1,771,100)        806,584
Cash and cash equivalents at beginning of period................................      6,705,125      15,098,861
                                                                                   ============    ============
Cash and cash equivalents at end of period......................................   $  4,934,025    $ 15,905,445
                                                                                   ============    ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes....................................   $          -    $          -
                                                                                   ============    ============
Cash paid during the period for interest........................................   $  1,372,416    $  1,705,754
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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and 2003, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2003. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CRITICAL ACCOUNTING POLICIES - The Company's critical accounting policies relate to the allowance for losses on loans, mortgage servicing rights and impairment of goodwill.

      Allowance for Loan and Lease Losses - The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters.

      Mortgage Servicing Rights - In 2000, the Bank began selling to investors a portion of its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statements of financial condition.

      When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2004, the Bank was servicing loans sold to others totaling $139.7 million. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights asset. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The last evaluation was performed as of December 31, 2003. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):              13.89%
Weighted Average Life Remaining (in months):         253.3
Discount Rate used:                                   7.36%

At the December 31, 2003 valuation, the mortgage servicing rights value was calculated, based on the above factors, to be $1,421,175. The book value as of December 31, 2003 was $993,108. Because the fair value exceeded the book value, there was no adjustment required. Due to the significant cushion that existed on December 31, 2003, management elected to not have the independent valuation performed as of March 31, 2004. The book value of the Mortgage Servicing Rights on March 31, 2004 is $944,920 which is $48,188 lower than the December 31, 2003 value.

      Impairment of Goodwill - In connection with the purchase of the InsuranCenter of Alpena (ICA), the Company allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets including goodwill. These intangible assets included the customer list and the Blue Cross Blue Shield Contract. The unallocated portion of the excess purchase price became true goodwill. The Company is amortizing the value assigned to the customer list and the Blue Cross contract over a 20 year period. Additionally, the Company is testing each of those assets for impairment on an annual basis. If, through testing, it was determined that there was significant runoff of the customer list or material changes to the Blue Cross contract, then there might be a need to further write down the value of those intangible assets. Writing down the assets would create expense to the Company and negatively impact earnings. In 2003, there was no impairment based upon the testing. The true goodwill, which is not amortized, must also be tested for impairment on an ongoing basis. Based upon managements' review on March 31, 2004, it was determined that there was no impairment of the customer list, the Blue Cross contract or to the true goodwill.

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

NOTE 3--DIVIDENDS.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. The M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive receipt of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2004. In a letter dated February 26, 2004, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2004.

On March 16, 2004, the Company declared a cash dividend on its common stock, payable on, or about April 23, 2004, to shareholders of record as of March 31, 2004, equal to $0.125 per share. The dividend on all shares outstanding totaled $207,000, of which $92,000 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $115,000), this dividend was not paid.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

At March 31, 2004 the Company had outstanding stock options for 23,711 shares with a weighted exercise price of $10.60 compared to outstanding options for 29,011 shares at a weighted exercise price of $10.37 at December 31, 2003. During the three months ended March 31, 2004, the Board of Directors granted no options. During this same period, options for 1,300 shares were exercised. At March 31, 2004, options had exercise prices ranging between $9.625 - $13.75 per share and a weighted average remaining contractual life of 3.97 years.

During the three months ended March 31, 2004 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the quarter ended March 31, 2004, options for 1,000 shares were vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148 (see below).

NOTE 5 - OTHER EXPENSES

At March 31, 2004 other expenses totaled $454,319. This is comprised of several larger expenses for the quarter including printing and office supplies of $41,000, service bureau charges for the bank operating system of $83,000, and professional services including audit, legal, and regulatory fees of $76,500. The balance of the total is comprised of expenses lower than $40,000.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, Statement of Financial Accounting Standards No 142, Goodwill and Other Intangibles (FAS 142), was issued. SFAS 142 changes the accounting treatment of goodwill effective
January 1, 2002. The intangible assets reported by the Company are attributable to core deposit intangible plus the intangible assets acquired though the purchase of the InsuranCenter of Alpena. Therefore, the adoption of FAS 142 had no impact on the Company's financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial statements since the Company does not issue such guarantees.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of March 31, 2004; therefore, there was no impact to the Company's financial statements.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the financial statements of the Company.

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The Company does not expect that the adoption of this Staff Accounting Bulletin will have a material impact on the consolidated financial statements of the Company.

Subsequent Event - On April 1, 2004 the Bank sold the branch building in Cheboygan Michigan for $295,000 and is currently leasing the building back from the buyer. At the same time, the Bank purchased a vacant lot for $295,000 just down the street for the construction of a new branch. The Bank is leasing the existing branch back on a short term basis during the construction phase. The new branch construction is expected to be completed this calendar year.

Subsequent Event - On April 26 2004, the Company was given final approval by the Office of Thrift Supervision (OTS) for the assumption of the branches from North Country Bank and Trust located in Mancelona and Alanson Michigan. It is expected that the transaction will occur on or about May 22, 2004. Please refer to the Company's Annual Report filed on form 10KSB in March of 2004 for further details on pricing.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART E - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at March 31, 2004 and December 31, 2003, and the results of operations for the three month periods ended March 31, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

      For the quarter ended March 31, 2004, the Company's earnings (loss) were ($14.4) thousand compared to income of $85.6 thousand one year earlier, a decline of $100,000 for the quarter. The Bank's Return on Average Assets (ROA) for the twelve months ended March 31, 2004 was 51 basis points compared to 35 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The earnings deterioration can be broken down into a couple of key areas: the decline in Net Interest Margin (NIM) and the slow down in mortgage banking activities.

      NET INTEREST MARGIN - The Company's Net Interest Margin (NIM), which represents net interest income divided by average interest earning assets, declined from 3.23% for the quarter ended March 31, 2003 to 3.06% for the quarter ended March 31, 2004. This represents a 17 basis point decline. The decline can be explained by the interest rate environment that existed in 2003 during which many financial institutions experienced significant net interest margin compression. Many loans that were in portfolio in 2003 were refinanced and subsequently sold into the secondary market in 2003 and early 2004 thereby reducing the overall yield of the Bank's loan portfolio. The Bank saw the yield on interest earning assets decline from 6.46% at March 31, 2003 to 5.81% at March 31, 2004. This represents a 65 basis point decline in the overall yield to the Bank. This decline can be attributed to the yield on the mortgage portfolio which fell 104 basis points from 7.67% at March 31, 2003 to 6.63% on March 31, 2004. Compared to the quarter ended March 31, 2003, the Bank saw a decline of the average interest earning assets of $1.4 million. Through the first quarter of 2004, the Bank was able to reduce the overall cost of funds from 3.48% as of March 31, 2003 to 2.96% as of March 31, 2004. This represents a reduction in the cost of funds of 52 basis points. Since the reduction in yield exceeded the reduction in the cost of funds, the NIM declined when compared to the same period one year earlier. The conversion of cash, a lower yielding asset, into commercial and consumer loans, which carry much higher yields when compared to the overnight rates earned by the cash, is expected to help to offset some to the pressure on the NIM.

      MORTGAGE BANKING - The Company generated lower income from mortgage banking activity in the first quarter in 2004 when compared to the same quarter in 2003. In the first quarter of 2003, interest rates began their descent toward 45 year lows which caused a significant wave of refinance activity early in 2003. This heavy activity in the first quarter of 2003 produced income from loan fees and gain once these loans were sold into the secondary market. Management expects to see a return to more normal levels of mortgage originations in 2004.

FINANCIAL CONDITION

ASSETS: Total assets increased $3.1 million, or 1.4%, to $227.1 million at March 31, 2004 from $223.9 million at December 31, 2003. Cash and cash equivalents decreased by $1.8 million, or 36.7%, to $4.9 million at March 31, 2004 from $6.7 million at December 31, 2003. Investment securities available for sale increased $3.2 million, or 8.4% in the first three months. The increase in bonds was the result of purchases made to make good use of excess liquidity. Net loans receivable increased $1.5 million, or .9%, to $165.0 million at March 31, 2004 from $163.5 million at December 31, 2003. The growth of Net loans was attributable to growth in each of the commercial and consumer loan portfolios. The mortgage portfolio saw a decline primarily as a result of borrower refinancing of existing mortgage loans into 15 and 30 year fixed rate loans, most of which were subsequently sold by the Company in the secondary market. Such sales totaled $6.1 million for the three months ended March 31, 2004.

LIABILITIES: Deposits increased $905,000 or .6% to $152.6 million at March 31, 2004 from $151.7 million at December 31, 2003. This increase was primarily attributable to higher interest rates offered on certain certificate of deposit accounts which resulted in some of the maturing funds remaining with the Bank as well as the collection of new funds. Borrowings in the form of Federal Home Loan Bank advances increased $3.0 million, or 6.1%, to $48.8 million at March 31, 2004 from $45.8 million at December 31, 2003 reflecting attractive rates available from the Federal Home Loan Bank.

EQUITY: Stockholders' equity decreased by $21,000, or .1%, to $21.9 million at March 31, 2004 from $22.0 million at December 31, 2003. The slight decrease in stockholders' equity was due to a loss for the quarter of $14,000 plus dividend declaration of $92,000 that was partially offset by a gain in value of available for sale securities of $73,000.

RESULTS OF OPERATIONS

GENERAL: Net income decreased by $100,000 to a loss of $14,000 for the three months ended March 31, 2004 from $85,600 of income for the same period ended March 31, 2003. The loss for the three month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly better than the same quarter one year earlier, non-interest income was off substantially as the volume of mortgage refinance deals slowed significantly. Mortgage refinancing provides income to the Bank in the form of fees and if the loan is sold, gain on sale income. At these historically low rates, most mortgage loans were sold into the secondary market. Compared to the first quarter of 2003, the volume of mortgage originations has significantly declined from $32.0 million for the first quarter 2003, of which $22.9 million were sold, to $11.7 million for the first quarter 2004, of which $5.7 million were sold.

INTEREST INCOME: Interest income was $3.1 million for the three months ended March 31, 2004, compared to $3.4 million for the comparable period in 2003. The decrease in interest income for the three month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities and shorter duration non-mortgage loans). The sale of these mortgage loans resulted in a decline in the average balance of residential mortgage loans of $2.5 million, or 2.5%, for the three month period ended March 31, 2004 from the prior year period. This decrease was coupled with the increase in the average balance of non-mortgage loans of $16.7 million, or 25.6%, and the decrease in the average balance of other investments of $15.6 million, or 27.3%, for the three month period ended March 31, 2004, compared to the same period in the prior year. This decline in other assets relates to cash and investments which were redeployed to fund the increases in non-mortgage loans. The overall affect of these changes was a reduction of interest income when compared to the quarter ended March 31, 2003.

INTEREST EXPENSE: Interest expense was $1.4 million for the three month period ended March 31, 2004 compared to $1.7 million for the same period in 2003. The 17.6% decline in interest expense was primarily attributable to lower interest rates paid on interest-bearing liabilities and to slightly lower average balances on these liabilities for the period ended March 31, 2004 compared to March 31, 2003. The average balance of deposits and FHLB borrowings decreased in total from $194.9 million from the period ended March 31, 2003 to 194.3 million for the period ended March 31, 2004. The $600,000 decrease related to interest bearing deposits which declined by $2.6 million or 1.8% when compared to March 31, 2003. This decrease partially offset by FHLB borrowings which increased from a $47.5 million average balance for the period ended March 31, 2003 to $49.5 million average balance for the period ended March 31, 2004.

NET INTEREST INCOME: Net interest income decreased to $1.65 million for the three month period ended March 31, 2004 compared to $1.7 million for the same period in 2003. For the three months ended March 31, 2004, average interest-earning assets declined $1.4 million, or .6% when compared to the same period in 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Average interest-bearing liabilities decreased $600,000, or .3% for the same period. The yield on average interest-earning assets declined to 5.81% for the three month period ended March 31, 2004 from 6.50% for the same period ended in 2003. The cost of average interest-bearing liabilities declined to 2.96% from 3.48% for the three month period ended March 31, 2004 and March 31, 2003, respectively. Since the decrease in asset yields was greater than the decrease in the cost of funds, net interest rate margin decreased to 3.06% for the three month period ended March 31, 2004, from 3.23% for same period in 2003.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and REO/ORA by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                           MARCH 31,                           DECEMBER 31,
                                                             2004           2003           2002            2001           2000
                                                         ------------   ------------   ------------    ------------   ------------
Total non-accrual loans (3)                              $      1,082   $      1,291   $        662    $          -   $          -
                                                         ------------   ------------   ------------    ------------   ------------
Accrual loans delinquent 90 days or more:
  One- to four-family residential ....................          1,464            617            566             475            498
  Other real estate loans ............................              -             77              -               -             39
  Consumer/Commercial ................................            239            134            241             201            168
                                                         ------------   ------------   ------------    ------------   ------------
    Total accrual loans delinquent 90 days or more ...   $      1,703   $        828   $        807    $        676   $        705
                                                         ------------   ------------   ------------    ------------   ------------
Total nonperforming loans (1) ........................          2,785          2,119          1,469             676            705
Total real estate owned (2) ..........................             68            199            128             197            150
                                                         ============   ============   ============    ============   ============
Total nonperforming assets ...........................   $      2,853   $      2,318   $      1,597    $        873   $        855
                                                         ============   ============   ============    ============   ============
Total nonperforming loans to net loans receivable ....           1.69%          1.30%          0.97%           0.38%          0.32%
Total nonperforming loans to total assets ............           1.23%          0.95%          0.64%           0.28%          0.26%
Total nonperforming assets to total assets ...........           1.26%          1.04%          0.70%           0.36%          0.32%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

(3) For the three months ended March 31, 2004 and the twelve months ended December 31, 2003, the interest that would have been reported was $ 27,000 and $181,450 respectively were these loans not in non-accrual status.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $81,000 for the three month period ended March 31, 2004 and $162,500 for the comparable period in 2003. The decrease in the reserve allowance related to the adjustment recorded at March 31, 2003 to bring the allowance more in line with the portfolio balances. At March 31, 2004, the percent of nonperforming loans increased to 169 basis points from 130 basis points at December 31, 2003. As a percent of total assets, nonperforming loans increased to 123 basis points at March 31, 2004 from 95 basis points at December 31, 2003.

NONINTEREST INCOME: Other income was $1.1 million for the three month period ended March 31, 2004, compared to $700,000 for the same period in 2003. This represented an increase of $400,000 or 63.6%. The primary reason for the increase related to the inclusion of the InsuranCenter of Alpena which was not included in the first quarter results of 2003. ICA provided $753,924 of revenue generated by insurance and brokerage fee revenues for the quarter ended March 31, 2004. Service charges and other fees were $83,000 higher which primarily related to the Bounce Protection service which generated $83,500 of additional income for the first three months of 2004 compared to the same period in 2003. Compared to the first quarter 2003, mortgage banking activities income was lower by $233,000. This represented a decrease of 62% over the quarter ended March 31 2003. This decrease related to the reduction in gain on sale activity for mortgages sold in the secondary market. This was a function of the decreased volume of refinance activity when compared to the same period one year earlier.

NONINTEREST EXPENSE: Other expenses were $2.7 million for the three month period ended March 31, 2004, compared to $2.0 million for the same period in 2003. The 36.6% increase for the three month period was primarily due to inclusion of the ICA expenses that were not included in the financial results one year earlier. ICA expenses totaled $637,834 for the quarter ended March 31, 2004. Insurance and brokerage commission expense associated with the InsuranCenter totaled $315,600 for the quarter ended March 31, 2004. Compensation and employee benefits expenses rose by $312,500 for the quarter. ICA employee compensation expenses totaled $245,500 for the quarter. Most of the rest of the increase in employee compensation and benefits related to increases in costs of the pension plan and medical insurance. There were small increases for the first quarter of 2004 related to the compensation and benefits associated with the additional mortgage and commercial lenders that have been hired since March 2003.

INCOME TAXES: Federal income taxes decreased to ($6,500) for the three month period ended March 31, 2004 compared to $38,000 for the same period in 2003. The decrease for the three month period was attributable to the lower pre-tax income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of March 31, 2004 was $84.8 million, or 52.3%, compared to $85.4 million, or 54.4% at December 31, 2003. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the Federal Home Loan Bank
(FHLB). This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of March 31, 2004, the Bank had unused borrowing capacity totaling $41.0 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2004 the Company originated $11.2 million in residential mortgage loans, of which $5.5 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $32 million in originations during the first three months of 2003 of which $9.1 million were retained in portfolio. The Company also originated $4.6 million of commercial loans and $3.6 million of consumer loans in the first three months of 2004 compared to $4.8 million of commercial loans and $3.1 million of consumer loans for the same period in 2003. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 60% and 64.2%, commercial loans 26.9% and 26.7% and consumer loans
13.1 % and 12.7% at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Company had outstanding loan commitments of $40 million. These commitments included $13.5 million for permanent one-to-four family dwellings, $10.9 million for non-residential loans, $2.1 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $7.0 million of undisbursed lines of credit on home equity loans, $901,000 of unused credit card lines and $4.8 million of unused commercial lines of credit, $819,000 of undisbursed, Commercial construction and $35,000 of unused Letters of credit.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2004 deposits funded 67.4% of the Company's total assets compared to 67.7% at December 31, 2003. Certificates of deposit scheduled to mature in less than one year at March 31, 2004 totaled $30 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2004 the Company had $48.8 million in FHLB advances. Total borrowings as a percentage of total assets were 21.4% at March 31, 2004 as compared to 20.4% at December 31, 2003. The Company has sufficient available collateral to obtain additional advances of $20.6 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $61.6 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2004 was $21.9 million, or 9.66% of total assets, compared to $22 million, or 9.80% of total assets, at December 31, 2003 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2004. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2004:

                                                                                  Minimum
                                                            Regulatory          To Be Well
                                         Actual              Minimum            Capitalized
                                 ------------------    -----------------    ------------------
                                   Amount     Ratio      Amount     Ratio     Amount     Ratio
                                 ----------   -----    ----------   -----   ----------   -----
                                                     (Dollars in Thousands)
Capital Requirements:
Tangible equity capital ......   $   16,973    7.65%   $    3,329   1.50%   $    4,438    2.00%
Tier 1 (Core) capital ........   $   16,973    7.65%   $    8,876   4.00%   $   11,095    5.00%
Total risk-based capital .....   $   18,113   11.68%   $   12,405   8.00%   $   15,506   10.00%
Tier 1 risk-based capital ....   $   16,973   10.95%   $    6,202   4.00%   $    9,303    6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                         PART E - FINANCIAL INFORMATION

                        ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms AND in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

There has been no change in the Company's internal control over the financial reporting during the Company's first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004

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

Item 3 -          Defaults upon Senior Securities:
                   Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    Not applicable

Item 5 -          Other Information:
                   Not applicable

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a)   Exhibits:

                  Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K: February 17, 2004, The Bank announced that it entered into a Purchase and Assumption Agreement with North Country bank and Trust to acquire two branches located in Mancelona and Alanson Michigan.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

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

                             ALPENA BANCSHARES, INC.

                                By: /a/Martin A. Thomson
                                    -------------------------------------
                                    Martin A. Thomson
                                    President and Chief Executive Officer

                                    Date: May 14, 2004

                                By: /s/Michael W. Mahler
                                    -------------------------------------
                                    Michael W. Mahler, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date:  May 14, 2004

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 31.1      Certification by Chief Executive Officer pursuant to section
                  302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification by Chief Financial Officer pursuant to section
                  302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1      Statement of Chief Executive Officer furnished pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2      Statement of Chief Financial Officer furnished pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002