Form 10QSB
period 2004-06-30
ALPENA BANCSHARES INC
filed 2004-08-13
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________ to____________________

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

      Check whether the issuer has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                                                   Yes [X]       No [ ].

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                Outstanding at July 31, 2004
     (Title of Class)                             1,659,180 shares

Transitional Small Business Disclosure Format:     Yes [ ]       No [X].

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

                                                                                             PAGE
                                                                                             ----
ITEM 1  -  FINANCIAL STATEMENTS
             Consolidated Balance Sheet at
               June 30, 2004 and December 31, 2003.........................................    3
             Consolidated Statements of Income for the Three and Six Months
               Ended June 30, 2004 and June 30, 2003.......................................    4
             Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2004......................................    5
             Consolidated Statements of Cash Flow for the Six Months Ended
               June 30, 2004 and June 30, 2003.............................................    6
             Notes to Consolidated Financial Statements....................................    7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................   11

ITEM 3  -  CONTROLS AND PROCEDURES.........................................................   19

                                  PART II - OTHER INFORMATION

OTHER INFORMATION..........................................................................   20
SIGNATURES.................................................................................   21

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                June 30, 2004     December 31, 2003
                                                                                -------------     -----------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................      $   3,818,767       $  3,379,500
Overnight deposits with FHLB .............................................                  -          3,325,625
                                                                                -------------       ------------
Total cash and cash equivalents ..........................................          3,818,767          6,705,125
Securities available-for-sale ............................................         47,289,709         34,669,982
Loans held for sale ......................................................            533,800            930,525
Loans receivable, net of allowance for loan losses of $1,100,717 and
  $1,035,726 as of June 30, 2004 and December 31, 2003, respectively .....        185,801,298        163,460,594
Foreclosed real estate and other repossessed assets ......................             31,000            198,672
Real estate held for investment ..........................................            550,539            438,976
Federal Home Loan Bank stock, at cost ....................................          4,566,100          4,459,800
Premises and equipment ...................................................          6,422,293          5,816,698
Accrued interest receivable ..............................................          1,166,462          1,065,924
Intangible assets ........................................................          3,742,769          3,851,133
Other assets .............................................................          2,254,482          2,326,782
                                                                                -------------       ------------
Total assets .............................................................      $ 256,177,219       $223,924,211
                                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................      $ 169,176,694       $151,702,446
Advances from borrowers for taxes and insurance ..........................            394,763             96,068
Federal Home Loan Bank advances & Note Payable ...........................         63,303,031         47,158,408
Accrued expenses and other liabilities ...................................          1,889,995          2,783,987
Deferred income taxes ....................................................                  -            232,258
                                                                                -------------       ------------

Total liabilities ........................................................        234,764,483        201,973,167
                                                                                -------------       ------------

Commitments and contingencies ............................................                  -                  -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,659,180 and 1,657,480 shares issued and outstanding at June 30, 2004 and
  December 31, 2003, respectively) .......................................          1,659,180          1,657,480
Additional paid-in capital ...............................................          5,354,194          5,337,882
Retained earnings, restricted ............................................          4,968,000          4,807,000
Retained earnings ........................................................          9,748,406          9,853,663
Accumulated other comprehensive income (loss) ............................           (317,044)           295,019
                                                                                -------------       ------------
Total stockholders' equity ...............................................         21,412,736         21,951,044
                                                                                -------------       ------------

Total liabilities and stockholders' equity ...............................      $ 256,177,219       $223,924,211
                                                                                =============       ============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                            For the Three Months           For the Six Months
                                                                Ended June 30,               Ended June 30,
                                                          -------------------------     -------------------------
                                                             2004           2003           2004           2003
                                                          ----------     ----------     ----------     ----------
                                                                (Unaudited)                   (Unaudited)
Interest income:
Interest and fees on loans ...........................    $2,776,110     $2,760,864     $5,450,389     $5,582,010
Interest and dividends on investments ................       432,009        485,489        788,676        986,900
Interest on mortgage-backed securities ...............        53,278         64,561        113,502        142,285
                                                          ----------     ----------     ----------     ----------
Total interest income ................................     3,261,397      3,310,914      6,352,567      6,711,195
                                                          ----------     ----------     ----------     ----------

Interest expense:
Interest on deposits .................................       845,945        958,119      1,659,352      1,988,011
Interest on borrowings ...............................       658,415        694,103      1,289,621      1,366,340
                                                          ----------     ----------     ----------     ----------
Total interest expense ...............................     1,504,360      1,652,222      2,948,973      3,354,351
                                                          ----------     ----------     ----------     ----------
Net interest income ..................................     1,757,037      1,658,695      3,403,594      3,356,844
Provision for loan losses ............................        65,000         64,500        146,000        227,000
                                                          ----------     ----------     ----------     ----------
Net interest income after provision for loan losses ..     1,692,037      1,594,195      3,257,594      3,129,844
                                                          ----------     ----------     ----------     ----------

Non Interest income:
Service charges and other fees .......................       245,662        173,802        488,724        334,170
Mortgage banking activities ..........................       106,529        511,436        249,855        887,551
Gain on sale of available-for-sale investments .......        95,669         93,005         95,669         93,005
Net gain on sale of premises and equipment,
  real estate owned and other repossessed assets .....       162,202         27,916        139,317         30,781
Other (See Note 5) ...................................        29,843        141,464         50,100        184,475
Insurance & Brokerage Commissions ....................       715,126        994,977      1,469,050        994,977
                                                          ----------     ----------     ----------     ----------
Total other income ...................................     1,355,031      1,942,600      2,492,715      2,643,737
                                                          ----------     ----------     ----------     ----------

Non interest expenses:
Compensation and employee benefits ...................     1,497,284      1,543,848      2,985,982      2,720,016
SAIF Insurance Premiums ..............................         9,090          6,683         14,962         13,365
Advertising ..........................................        68,574         55,207        124,742         98,942
Occupancy ............................................       331,061        310,613        657,204        581,132
Amortization of intangible assets ....................        77,824         85,797        155,187        137,049
Service Bureau Charges ...............................        78,845         71,680        162,009        149,736
Insurance & Brokerage Commission Expense .............       318,852        429,845        634,413        429,845
Professional Services ................................        43,146         57,737        119,699        134,505
Other (See Note 6) ...................................       323,158        327,629        617,760        611,728
                                                          ----------     ----------     ----------     ----------
Other expenses .......................................     2,747,834      2,889,039      5,471,958      4,883,000
                                                          ----------     ----------     ----------     ----------

Income before income tax expense .....................       299,234        641,074        278,351        765,121
Income tax expense ...................................        99,784        215,300         93,305        253,770
                                                          ----------     ----------     ----------     ----------
Net income ...........................................    $  199,450     $  425,774     $  185,046     $  511,351
                                                          ==========     ==========     ==========     ==========

Per share data:
Basic earnings per share .............................    $     0.12     $     0.26     $     0.11     $     0.31
Weighted average number of shares outstanding ........     1,658,929      1,646,453      1,658,742      1,646,400

Diluted earnings per share ...........................    $     0.12     $     0.26     $     0.11     $     0.31
Weighted average number of shares outstanding,
  including dilutive stock options ...................     1,672,363      1,658,920      1,671,889      1,658,381

Dividends per common share ...........................    $    0.050     $    0.125     $    0.175     $    0.250
                                                          ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                           Accumulated
                                                          Additional                          Other
                                             Common        Paid-in         Retained       Comprehensive
                                             Stock         Capital         Earnings       Income (loss)        Total
                                             -----         -------         --------       -------------        -----
Balance at December 31, 2003 .........     $1,657,480     $5,337,882     $ 14,660,663      $ 295,019        21,951,044

Stock issued upon exercise of
  stock options (1700 shares) ........          1,700         16,312                -              -            18,012

Net loss for the period ..............              -              -          185,050              -           185,050

Changes in unrealized gain
  on available-for-sale securities ...              -              -                -       (612,063)         (612,063)

Total comprehensive income ...........              -              -                -              -          (427,013)

Dividends declared ...................              -              -         (129,307)             -          (129,307)
                                           ----------     ----------     ------------      ---------      ------------

Balance at June 30, 2004 .............     $1,659,180     $5,354,194     $ 14,716,406      $(317,044)     $ 21,412,736
                                           ==========     ==========     ============      =========      ============

See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 ------------------------------
                                                                                     2004              2003
                                                                                 ------------      ------------
                                                                                  (Unaudited)
Cash flows from operating activities:
Net income .................................................................     $    185,049      $    511,351
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and Amortization of Core Deposit Intangible .............          268,937           230,589
      Amortization Intangible Assets .......................................          108,364            44,306
      Provision for loan losses ............................................          146,000           227,000
      Accretion of discounts, amortization of premiums, and other deferred
        yield items, net ...................................................          207,552           152,512
      Principal amount of loans sold .......................................       11,628,116        45,622,246
      Originations of loans held for sale ..................................      (11,231,391)      (47,845,646)
      (Gain) loss on sale of real estate held for investment ...............                -           (31,031)
        real estate owned and other repossessed assets .....................                -           (30,781)
Net Changes:
      (Increase) decrease in accrued interest receivable and other assets ..          (28,238)         (237,311)
      Increase (decrease) in accrued interest and other liabilities ........         (810,943)          733,472
Net cash provided by (used in) operating activities ........................          473,446          (623,293)

Cash flows from investing activities:
(Increase) decrease in net loans receivable ................................      (22,486,704)       (1,745,375)
Proceeds from sales or maturity of:
    Investment securities available-for-sale ...............................       12,776,041        11,403,437
    Real estate held for investment ........................................                -           399,415
    Real estate owned, other repossessed assets and premises & equipment ...          167,672            62,529
Purchases of:
    Investment securities available-for-sale ...............................      (26,530,690)      (15,693,425)
    Premises and equipment .................................................         (874,532)       (1,902,461)
    FHLB Stock .............................................................         (106,300)          (56,900)
    Real estate held for investment ........................................         (111,563)         (153,218)
                                                                                 ------------      ------------
Net cash provided by (used in) investing activities ........................      (37,166,076)       (7,685,998)
                                                                                 ------------      ------------

Cash flows from financing activities:
Proceeds from Federal Home Loan Bank advances ..............................                -                 -
Repayments of Federal Home Loan Bank advances ..............................       16,144,623        (1,000,000)
Increase (decrease) in deposits ............................................       17,474,248         1,230,641
Advances from Borrowers ....................................................          298,695           341,752
Dividend paid on common stock ..............................................         (129,307)         (182,025)
Issuance of common stock ...................................................           18,013            43,231
                                                                                 ------------      ------------
Net cash provided by (used in) financing activities ........................       33,806,272           433,599
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents .......................       (2,886,358)       (7,875,692)
Cash and cash equivalents at beginning of period ...........................        6,705,125        15,098,861
                                                                                 ------------      ------------
Cash and cash equivalents at end of period .................................     $  3,818,767      $  7,223,169
                                                                                 ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...............................     $          -      $          -
                                                                                 ------------      ------------
Cash paid during the period for interest ...................................     $  2,879,942      $  3,322,998
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

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2004, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2003. Results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2004, the Bank was servicing loans sold to others totaling $137.5 million. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights asset. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The last evaluation was performed as of

December 31, 2003. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):                       13.89%
Weighted Average Life Remaining (in months):                  253.3
Discount Rate used:                                            7.36%

At the December 31, 2003 valuation, the mortgage servicing rights value was calculated, based on the above factors, to be $1,421,175. The book value as of December 31, 2003 was $993,108. Because the fair value exceeded the book value, there was no adjustment required. Due to the significant cushion that existed on December 31, 2003, management elected to not have an independent valuation performed as of June 30, 2004. The book value of the Mortgage Servicing Rights on June 30, 2004 was $904,568 which was $88,540 lower than the December 31, 2003 value.

      Impairment of Goodwill - In connection with the purchase of the InsuranCenter of Alpena (ICA), the Company allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets including goodwill. These intangible assets included the customer list and the Blue Cross Blue Shield Contract. The unallocated portion of the excess purchase price became true goodwill. The Company is amortizing the value assigned to the customer list and the Blue Cross contract over a 20 year period. Additionally, the Company is testing each of those assets for impairment on an annual basis. If, through testing, it was determined that there was significant runoff of the customer list or material changes to the Blue Cross contract, then there might be a need to further write down the value of those intangible assets. Writing down the assets would create expense to the Company and negatively impact earnings. In 2003, there was no impairment based upon the testing. The goodwill, which is not amortized, must also be tested for impairment on an ongoing basis. Based upon managements review on June 30, 2004, it was determined that there was no impairment of the customer list, the Blue Cross contract or to the goodwill.

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

On June 15, 2004, the Company declared a cash dividend on its common stock, payable on or about July 23, 2004, to shareholders of record as of June 30, 2004, equal to $0.05 per share. The dividend on all shares outstanding totaled $82,939, of which $36,939 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $46,000), this dividend was not paid.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

At June 30, 2004 the Company had outstanding stock options for 26,711 shares with a weighted average exercise price of $10.48 compared to outstanding options for 29,011 shares at a weighted exercise price of $10.57 at December 31, 2003. During the six months ended June 30, 2004, the Board of Directors granted no options. During this same period, options for 1,700 shares were exercised. At June 30, 2004, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 3.47 years.

During the six months ended June 30, 2004 the Company did not awarded any shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the six months ended June 30, 2004, options for 1,000 shares vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148 (see below).

NOTE 5 - OTHER INCOME

For the six months ended June 30, 2004, other income totaled $50,100. This was primarily comprised of the recognition of the Directors Benefit Plan Cash Value Appreciation of $37,225. The balance of other income is comprised of small immaterial issues.

NOTE 6 - OTHER EXPENSES

For the six months ended June 30, 2004 other expenses totaled $617,760. This was comprised of several larger expenses including service bureau charges for the Bank operating system of $162,000, professional services including audit, legal, and regulatory fees of $120,000, printing, computer and office supplies of $90,000, and communication costs of $66,000. The balance of the total was comprised of expenses lower than $50,000.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of June 30, 2004; therefore, there was no impact to the Company's financial statements.

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART E - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at June 30, 2004 and December 31, 2003, and the results of operations for the three and six month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

      For the quarter ended June 30, 2004, the Company's earnings were $199,500 compared to income of $425,800 one year earlier, a decline of $226,300 for the quarter. The Bank's Return on Average Assets (ROA) for the trailing twelve months ended June 30, 2004 was 41 basis points compared to 48 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The earnings deterioration can be broken down into two key areas: the decline in Net Interest Margin (N.I.M.) and the slow down in mortgage banking activities.

      NET INTEREST MARGIN - The Company's Net Interest Margin (N.I.M.), which represents net interest income divided by average interest earning assets, declined from 3.20% for the quarter ended June 30, 2003 to 3.05% for the quarter ended June 30, 2004. This represents a 15 basis point decline. The decline can be explained by the interest rate environment that existed in 2003 during which many financial institutions experienced significant net interest margin compression. Many loans that were in portfolio in 2003 were refinanced and subsequently sold into the secondary market in 2003 and early 2004 thereby reducing the overall yield of the Bank's loan portfolio. The Bank saw the yield on interest earning assets decline from 6.40% at June 30, 2003 to 5.73% at June 30, 2004. This represented a 67 basis point decline in the overall yield to the Bank. This decline can be attributed to the yield on the mortgage portfolio which fell 109 basis points from 7.69% at June 30, 2003 to 6.60% at June 30, 2004. Through the second quarter of 2004, the Bank was able to reduce the overall cost of funds from 3.45% as of June 30, 2003 to 2.90% as of June 30, 2004. This represented a reduction in the cost of funds of 55 basis points. Since the reduction in yield exceeded the reduction in the cost of funds, the NIM declined when compared to the same period one year earlier. The conversion of cash, a lower yielding asset, into commercial and consumer loans, which carry much higher yields when compared to the overnight rates earned by the cash, has helped to offset some of the pressure on the NIM.

      MORTGAGE BANKING - The Company generated lower income from mortgage banking activity in the first two quarters of 2004 when compared to the same periods in 2003. In the first quarter of 2003, interest rates began their descent toward 45 year lows which caused a significant wave of refinance activity during the first half of 2003. This heavy activity in the first half of 2003 produced income from loan fees and gains once these loans were sold into the secondary market. Mortgage banking fees declined for the quarter by $404,900 and for the six month period ended June 30, 2004 are down $637,700.

      Management has placed a focus on growth of the balance sheet in 2004 to get back to the levels that existed before the refinance boom began. With the pressure on margins created by the existing interest rate environment, management has focused on measured and controlled growth of interest earning assets to help offset the lower rates and the slowdown of mortgage lending activity.

FINANCIAL CONDITION

ASSETS: Total assets grew $32.3 million, or 14.4%, to $256.2 million at June 30, 2004 from $223.9 million at December 31, 2003. Cash and cash and equivalents decreased by $2.9 million or 43.1%, to $3.8 million at June 30, 2004 from $6.7 million at December 31, 2003 as excess cash was invested into bonds which provide higher yields than the overnight rates earned at the Federal Reserve Bank. Investment securities available for sale increased $12.6 million, or 36.4% in the first six months. Net loans receivable increased $22.3 million, or 13.7%, to $185.8 million at June 30, 2004 from $163.5 million at December 31, 2003. The growth of net loans was attributable to growth across all lending areas. The mortgage loan portfolio grew primarily as the result of the purchase of $9.1 million in mortgage loans from another Michigan bank. All of the loans purchased were secured by real estate within the state of Michigan except a single loan that was secured by real estate in Indiana. Growth in both the commercial and consumer loan portfolios was the result of a concerted effort to further develop the Bank's penetration into these areas.

LIABILITIES: Deposits increased $17.5 million or 11.5% to $169.2 million as of June 30, 2004 from $151.7 million at December 31, 2003. This increase was primarily attributable to the $12.1 million in deposits received in the acquisition of two branches in May 2004 from North Country Bank and Trust. These acquired branches are located in Mancelona and Alanson, Michigan. The Bank was also successful in attracting demand accounts through various promotions which provided new funds to the Bank. Borrowings in the form of Federal Home Loan Bank advances increased $16.3 million, or 35.5%, to $62.1 million as of June 30, 2004 from $45.8 million at December 31, 2003. These borrowings were used to fund bond purchases along with the loan growth in the commercial and consumer loan areas.

EQUITY: Stockholders' equity decreased by $538,308 or 2.5%, to $21.4 million at June 30, 2004 from $22.0 million at December 31, 2003. The decrease was due to lower market values on our investment portfolio. Compared to December 31, 2003, the net unrealized gain/loss on available for sale securities experienced a $612,063 decline as of June 30, 2004. This decline in the value of the AFS securities relates to the rise in market interest rates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

GENERAL: Net income for the quarter decreased by $226,324 or 53.2% to $199,450 for the three months ended June 30, 2004 from $425,774 for the same quarter one year earlier. The decrease for the three month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly better than the same quarter one year earlier, non-interest income was substantially lower as the volume of mortgage refinance deals slowed significantly. Mortgage refinancing provides income to the Bank in the form of fees and, if the loan is sold, a gain on sale plus loan servicing income. Compared to the second quarter of 2003, the volume of mortgage originations has significantly declined from $44.1 million for the second quarter 2003, of which $27 million were sold, to $18.7 million for the second quarter 2004, of which $5.6 million were sold.

INTEREST INCOME: Interest income was $3.26 million for the three months ended June 30, 2004, compared to $3.31 million for the comparable period in 2003. The slight decrease in interest income for the three month period was primarily due to the decline in market interest rates. The sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities and shorter duration non-mortgage loans) caused an overall decline in the yield of the Bank's loan portfolio. While the portfolio yields have declined, this has been partially offset by overall increases in the size of the loan portfolios. Overall, the total interest earning assets grew by $15.2 million to $227.3 million at June 30, 2004 compared to $212.1 million at June 30, 2003. The mortgage loan portfolio experienced an increase in the average balance due to the purchase of $9.1 million in loans acquired in May 2004. Overall the average balance of the mortgage portfolio grew by $5 million or 5% for the three month period ended June 30, 2004 compared to the same period one year earlier. Non mortgage loans also experienced increases in average balances of $20.6 million, or 41.1%. This growth was attributed to an increase in lending in both the consumer and commercial lending areas of the Bank. During this same period, there was a decrease in the average balance of other investments of $10.4 million, or 16.7%, for the three month period ended June 30, 2004, compared to the same period in the prior year. This decline in other investments related to cash and investments which were redeployed to fund the increases in non-mortgage loans during the quarter. The overall effect of these changes was a slight reduction of interest income when compared to the quarter ended June 30, 2003. Overall, the composite yield of earning assets was 59 basis points lower than the same period one year earlier. The overall average yield on earning assets was 5.66% for the quarter ended June 30, 2004 compared to 6.25% for the quarter ended June 30, 2003. The increase in the average balances almost fully made up for the declines in the overall yields.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE: Interest expense was $1.5 million for the three month period ended June 30, 2004 compared to $1.7 million for the same period in 2003. The 8.9% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities although average balances on these liabilities for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 were higher. The average balance of deposits and FHLB borrowings increased in total from $195.3 million to $209.2 million for the periods ended June 30, 2003 and June 30, 2004, respectively. Of this $13.9 million increase, $3.9 million related to interest-bearing deposits, which increased from a $147.9 million average balance for the quarter ended June 30, 2003 to $151.9 million average balance for the quarter ended June 30, 2004. This increase in the average balance of interest bearing deposits can be attributed to the branch acquisition that occurred in May 2004 when the Bank acquired an additional $12.1 million in liabilities from North Country Bank and Trust. The overall composite cost of deposits fell to 2.23% at June 30, 2004 from 2.60% at June 30, 2003. This represented a 37 basis point decrease in the cost of funds to the bank. The FHLB advances increased $9.9 million on an average basis to $57.3 million for the quarter ended June 30, 2004 compared to $47.4 million for the same period one year earlier. These advances were used to fund loans and bond purchases. The overall cost of the advances at June 30, 2004 was 4.44% compared to 5.79% at June 30, 2003. The reason for the decline in the overall cost of the advances related to the repricing of higher cost maturing advances at lower market rates plus the addition of new borrowings at lower rates during the quarter thereby bringing down the overall cost of borrowing from the FHLB. Overall the cost of these borrowings declined 135 basis points when compared to the same quarter one year earlier.

NET INTEREST INCOME: Net interest income increased slightly by $97,842 or 6.1% to $1.7 million for the three month period ended June 30, 2004 from $1.6 million for the three month period ended June 30, 2003. For the three months ended June 30, 2004, average interest-earning assets increased $15.2 million, or 7.2% when compared to the same period in 2003. Average interest-bearing liabilities increased $15.2 million, or 7.8% for the same period. The yield on average interest-earning assets declined 59 basis points to 5.66% for the three month period ended June 30, 2004 from 6.25% for the three month period ended June 30, 2003. The cost of average interest-bearing liabilities declined 52 basis points to 2.85% from 3.37% for the three month periods ended June 30, 2004 and June 30, 2003, respectively.

As a result of the decrease in the yield exceeding the reduction in cost of funds, the NIM declined to 3.02% for the three month period ended June 30, 2004, from 3.16% for the same period in 2003. In spite of the reduction of the overall NIM, the Bank was able to more than offset this compression through the growth of the investment and loan portfolios, thereby creating a favorable net interest income when compared the same quarter one year earlier.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $65,000 for the three month period ended June 30, 2004 and $64,500 for the comparable period in 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

NON INTEREST INCOME: Non interest income was $1.4 million for the three month period ended June 30, 2004, compared to $1.9 million for the same period in 2003. This represented a decrease of $587,569 or 30.3%. The biggest reason for the decline was in the mortgage lending area. Mortgage banking activities income for the quarter was lower by $404,907. This represented a decrease of 79.2% over the quarter ended June 30, 2003. This decrease related to the reduction in gain on sale of mortgages sold into the secondary market. This was a function of the decreased volume of refinance activity when compared to the same period on year. The InsuranCenter of Alpena provided $715,126 of revenue generated by insurance and brokerage fee revenues for the quarter ended June 30, 2004 which was $279,851 less than the same period last year which included an extra month since the transaction had an effective date of March 1, 2003. Other Income was $111,621 less for the same time period last year due to a $100,000 insurance settlement received in June 2003. These declines were partially offset by a gain on sale of $149,000 associated with the sale of the Cheboygan branch. The Bank has purchased a new lot in close proximity to the old location and is beginning the construction phase of a new branch with an expected completion and move date before year end. Service charges and other fees were $71,860 higher. The increase was primarily related to Bounce Protection which generated $68,867 of additional income for the second quarter of 2004 compared to the same quarter in 2003.

NON INTEREST EXPENSES: Non interest expenses were $2.7 million for the three month period ended June 30, 2004, compared to $2.9 million for the same period in 2003. The $141,205 decrease represented a 4.9%, reduction for the period. Insurance and brokerage commission expense associated with the InsuranCenter of Alpena totaled $715,126 for the quarter ended June 30, 2004 which was $110,993 lower than the same period last year. This reduction related to one less month of commissions when compared to the same period one year earlier. Compensation and employee benefits are lower for the quarter ended June 30, 2004 by $46,564 when compared to the same quarter last year. This reduction was a result of lower commission expenses associated with mortgage lending activities.

INCOME TAXES: Federal income taxes decreased to $99,784 for the three month period ended June 30, 2004 compared to $215,000 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax was a reflection of lower earnings for the quarter.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

GENERAL: Net income decreased 63.8% to $185,046 for the six months ended June 30, 2004 from $511,351 for the same period ended June 30, 2003. The decrease for the six month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly higher than the same period one year earlier, non-interest income was lower by $151,022. Mortgage banking activities were $637,696 lower for the six months ended June 30, 2004 when compared to the same period last year due to the reduction in the volume of mortgage refinance activity. This decrease was partially offset by the increase in insurance and brokerage commissions of $474,073 related to ICA. The increase was due to the inclusion of a full six months of ICA ownership in 2004 compared to four months of ownership in 2003.

INTEREST INCOME: Interest income was $6.4 million for the six months ended June 30, 2004, compared to $6.7 million for the comparable period in 2003. The decrease of $358,000 (or 5.3%) in interest income for the six month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities and shorter duration non-mortgage loans) which caused an overall decline in the yield of the Bank's loan portfolio. The mortgage loan portfolio experienced an increase in the average balance for the six month

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

period ended June 30, 2004 compared to the same period one year earlier. The increase was due to the purchase of $9.1 million in mortgage loans in May 2004. Overall the average mortgage balance increased $1.3 million or 1.3% for the six month period ended June 30, 2004 when compared to the period ended June 30, 2003. While the average balance increased, the overall average yield of the mortgage portfolio fell 109 basis points to 6.6% for the six months ended June 30, 2004. The decline in yield was a function of the refinance and subsequent sale of loans within the mortgage portfolio in 2003. The non mortgage loans average balance increased during the six month period ended June 30, 2004 by $18.7 million, or 37.8%. This increase related to commercial and consumer lending which have both seen increases in loan balances when compared to the same period one year earlier. The average balance for commercial loans has grown to $46.1 million compared to $30.1 million for the six months ended June 30, 2003. This represented an increase of $16.0 million or 53%. The yield for commercial loans over this same period has declined 35 basis points to 5.66% from 6.01% at June 30, 2003. The consumer loan portfolio has grown by $2.7 million or 14% when compared to the same period one year earlier. The yield of the consumer loan portfolio has also declined over this same period by 131 basis points to 7.0% from 8.31% at June 30, 2003. The reason for the decline in yield of this portfolio can be attributed to the growth which was centered on a home equity loan promotion which offered a sub prime introductory interest rate. The growth of these loans with this low rate pulled down the average yield of the consumer portfolio when compared to the same period one year earlier. Other investments have decreased by $13 million, or 21.3%, for the six month period ended June 30, 2004, compared to the same period in the prior year. This decrease in other investments related to cash which has been redeployed into higher yielding loans. The overall effect of these changes was a reduction of $358,628 in interest income when compared to the six month period ended June 30, 2003. Overall, the composite yield of earning assets was 67 basis points lower than the same period one year earlier. The overall yield was 5.73% for the six month period ended June 30, 2004 compared to 6.40% for the same period ended June 30, 2003.

INTEREST EXPENSE: Interest expense was $2.9 million for the six month period ended June 30, 2004 compared to $3.4 million for the same period in 2003. The 12.1% decline in interest expense was attributable to lower interest rates paid on interest-bearing liabilities compared to the same 2003 period. The average balance of deposits and FHLB borrowings increased in total from $195.1 million to $201.1 million for the period ended June 30, 2003 and June 30, 2004 respectively. Of this $6 million increase, $5.3 million was related to FHLB borrowings, which increased from a $47.4 million average balance for the period ended June 30, 2003 to $52.7 million average balance for the period ended June 30, 2004. The reduction in the overall interest expense related to the decrease in the cost of the liabilities. The average cost of deposits for the six month period ended June 30, 2004 was 2.24% versus 2.72% for the same period one year earlier. This represented a 48 basis point reduction. The average cost of FHLB advances was 4.72% for the period ended June 30, 2004 versus 5.73% for the same period one year earlier. This 101 basis point reduction in the cost of these funds was the result of additional shorter term borrowings at lower rates and the repricing of higher cost advances late in 2003. The overall composite costs of funds declined 55 basis points from 3.45% at June 30, 2003 to 2.90% at June 30, 2004.

NET INTEREST INCOME: Net interest income increased by $46,750 for the six month period ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, average interest-earning assets increased $6.9 million, or 3.3% when compared to the same period in 2003. Average interest-bearing liabilities increased $7.3 million, or 3.7% for the same period. The yield on average interest-earning assets declined 67 basis points to 5.73% for the six month period ended June 30, 2004 from 6.40% for the six month period ended June 30, 2003. The cost of average interest-bearing liabilities declined 55 basis points to 2.90% from 3.45% for the six month periods ended June 30, 2004 and June 30, 2003, respectively. While the overall net interest margin declined 15 basis points for the six month period ended June 30, 2004 from 3.20% to 3.05%, the increase in the amount of interest earning assets was enough to more than compensate for the overall decline in N.I.M. As a result, net interest income grew by $46,750 when compared to the first six months of 2003.

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

                                                                 JUNE 30,   DECEMBER 31,
                                                                   2004        2003
                                                                 --------   -----------
Total non-accrual loans (3) .................................     $  552      $1,291
                                                                  ------      ------

Accrual loans delinquent 90 days or more:
  One- to four-family residential ...........................        958         617
  Other real estate loans ...................................          -          77
  Consumer/Commercial .......................................        346         134
                                                                  ------      ------
     Total accrual loans delinquent 90 days or more .........     $1,304      $  828
                                                                  ------      ------

Total nonperforming loans (1) ...............................      1,856       2,119
Total real estate owned (2) .................................         31         199
                                                                  ======      ======
Total nonperforming assets ..................................     $1,887      $2,318
                                                                  ======      ======

Total nonperforming loans to net loans receivable ...........       1.00%       1.30%
Total nonperforming loans to total assets ...................       0.72%       0.95%
Total nonperforming assets to total assets ..................       0.74%       1.04%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

(3) For the six months ended June 30, 2004 and the twelve months ended December 31, 2003, the interest that would have been reported was $ 48,630 and $181,450 respectively were these loans not in non-accrual status.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $146,000 for the six month period ended June 30, 2004 and $227,000 for the comparable period in 2003. The decrease in the reserve allowance related to the adjustment recorded at March 31, 2003 to bring the allowance more in line with the portfolio balances. At June 30, 2004, the percent of nonperforming loans decreased to 100 basis points from 130 basis points at December 31, 2003. As a percent of total assets, nonperforming loans decreased to 72 basis points at June 30, 2004 from 95 basis points at December 31, 2003.

NON INTEREST INCOME: Non interest income was $2.5 million for the six month period ended June 30, 2004, compared to $2.6 million for the same period in 2003. This represented a decrease of $151,022 or 5.7%. When compared to the first half of 2003, mortgage banking activities income was lower by $637,696. This represented a decrease of 71.8% over the six months ended June 30, 2003. This decrease related to the gain on sale of mortgages sold in the secondary market which was $496,130 lower than the same period one year earlier. The revenue associated with mortgage servicing rights was also $139,420

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

lower than last year. This reduction stemmed from fewer loans being sold in 2004 compared to the first six months of 2003. These shortages were offset by the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions of $1.5 million for the period ended June 30, 2004 compared to the same time period one year earlier of $994,977, an increase of $474,073 or 46.6%. This increase for ICA related to six full months of commissions in 2004 compared to only four months in 2003. That difference related to the purchase agreement for ICA which had an effective date for the transaction of March 1, 2003.

NON INTEREST EXPENSES: Non interest expenses were $5.5 million for the six month period ended June 30, 2004, compared to $4.9 million for the same period in 2003. The $588,958 increase represented an increase of 12.1% for the six month period. The primary issue causing the increase in non interest expenses related to having an additional two months of expenses associated with ICA. Insurance and brokerage commission expense associated with the InsuranCenter of Alpena totaled $634,413 for the six months ended June 30, 2004 compared to $429,845, a $204,568 increase, for the four months that were included in the 2003 results. Compensation and employee benefits also increased $265,966 over the same period. This increase was mainly due to the two additional months of ICA's compensation expense of $198,930. In addition, the Bank's Financial Institutions Retirement Fund (FIRF) expense was increased to make up for a shortfall in the pension plan funding. This added an additional expense of $101,231 for the six month period ended June 30, 2004 when compared to the same period last year. As of June 30, 2004, the plan was fully funded.

INCOME TAXES: Federal income taxes decreased to $93,305 for the six month period ended June 30, 2004 compared to $253,770 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax is a reflection of lower earnings year to date.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of June 30, 2004 was $73.6 million, or 39.4%, compared to $85.4 million, or 54.4% at December 31, 2003. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the Federal Home Loan Bank
(FHLB). This borrowing capacity is limited to the lowest of the capacity limitations based on the Bank's Board Resolution, FHLB stock owned by the Bank, or the Bank's pledged collateral. As of June 30, 2004, the Bank had unused borrowing capacity based on collateral of $3.7 million. The Bank can pledge additional collateral in the form of investment securities to increase the borrowing capacity up to the level established by Board resolution.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2004 the Company originated $30.8 million in residential mortgage loans, of which $19.6 million were retained

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $76.1 million in originations during the first six months of 2003 of which $26.2 million were retained in portfolio. The Company also originated $16.3 million of commercial loans and $9.5 million of consumer loans in the first six months of 2004 compared to $17.3 million of commercial loans and $9.0 million of consumer loans for the same period in 2003. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 59.3% and 60.9%, commercial loans 28.1% and 26.4% and consumer loans 12.6% and 12.7% at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Company had outstanding loan commitments of $39.1 million. These commitments included $11.8 million for permanent one-to-four family dwellings, $8.9 million for non-residential loans, $4.1 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $7.7 million of undisbursed lines of credit on home equity loans, $1.1 million of unused credit card lines and $4.8 million of unused commercial lines of credit, $700,000 of undisbursed, Commercial construction and $35,000 of unused Letters of credit.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At June 30, 2004 deposits funded 66% of the Company's total assets compared to 67.7% at December 31, 2003. Certificates of deposit scheduled to mature in less than one year at June 30, 2004 totaled $30.1 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2004 the Company had $62.1 million in FHLB advances. Total borrowings as a percentage of total assets were 24.7% at June 30, 2004 as compared to 20.4% at December 31, 2003.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2004 was $21.4 million, or 8.36% of total assets, compared to $22 million, or 9.80% of total assets, at December 31, 2003 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2004. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2004:

                                                                                            Minimum
                                                                  Regulatory               To Be Well
                                      Actual                        Minimum                Capitalized
                              -----------------------        --------------------      --------------------
                              Amount         Ratio           Amount         Ratio      Amount         Ratio
                              ------         -----           ------         -----      ------         -----
                                                            (Dollars in Thousands)
Capital Requirements:
Tangible equity capital       $17,230         6.83%          $ 3,782        1.50%      $ 5,043         2.00%
Tier 1 (Core) capital         $17,230         6.83%          $10,086        4.00%      $12,608         5.00%
Total risk-based capital      $18,400        10.66%          $13,809        8.00%      $17,262        10.00%
Tier 1 risk-based capital     $17,230         9.98%          $ 6,905        4.00%      $10,357         6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

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

There has been no change in the Company's internal control over the financial reporting during the Company's second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                           PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                  Not applicable.

Item 2 -          Changes in Securities:
                  Not applicable.

Item 3 -          Defaults upon Senior Securities:
                  Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:

                  The Company convened its 2004 Annual Meeting of Stockholders on April 21, 2004. At the meeting the stockholders of the Company considered a vote on the following proposals:

                    Ballot No. 1.
                        The election of Keith Wallace to serve as a director for a term of three years and until his successor has been elected and qualified - The results of Ballot No. 1 are as follows:

                            For                      Withheld
                            ---                      --------
Number of Votes          1,564,935                     2,726

                    Ballot No. 2.
                        The ratification of the appointment of Plante Moran, LLP as auditors of the Company for the fiscal year ending December 31, 2004 - The results of the Ballot are as follows:

                                       For          Withheld     Abstained
                                    ---------      -----------  -----------
Number of Votes                     1,559,939        6,419      1,303

Percentage of total shares
  Voted at the Annual Meeting            99.5%         0.4%       0.1%

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

                  Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K:
                      May 24, 2004, The Bank announced that it acquired from North Country Bank and Trust two branches located in Mancelona and Alanson Michigan.

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALPENA BANCSHARES, INC.

                                      By:  /s/ Martin A. Thomson
                                           -------------------------------------
                                           Martin A. Thomson
                                           President and Chief Executive Officer

                                           Date: Aug 13, 2004

                                      By: /s/ Michael W. Mahler
                                          --------------------------------------
                                          Michael W. Mahler
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                          Date: Aug 13, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
EX- 31.1     Certification of Chief Executive Officer pursuant to Section 302

EX- 31.2     Certification of Chief Financial Officer pursuant to Section 302

EX- 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX- 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002