Form 10QSB/A
period 2004-06-30
ALPENA BANCSHARES INC
filed 2004-11-15
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           United States                                    38-3567362
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

                                                 Yes    X       No        .
                                                     -------       -------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                    Outstanding at July 31, 2004
      (Title of Class)                                 1,659,180 shares

Transitional Small Business Disclosure Format:   Yes            No    X   .
                                                     -------       -------

                             ALPENA BANCSHARES, INC.
                                  FORM 10-QSB/A
                           Quarter Ended June 30, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB/A as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
             Consolidated Balance Sheet at
               June 30, 2004 and December 31, 2003.............................3
             Consolidated Statements of Income for the Three and Six Months
               Ended June 30, 2004 and June 30, 2003...........................4
             Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2004..........................5
             Consolidated Statements of Cash Flow for the Six Months Ended
               June 30, 2004 and June 30, 2003.................................6
             Notes to Consolidated Financial Statements........................7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................11

ITEM 3  -  CONTROLS AND PROCEDURES............................ ...............19


                           Part II - OTHER INFORMATION

OTHER INFORMATION.............................................................20
SIGNATURES....................................................................21

When used in this Form 10-QSB/A or future filings by Alpena Bancshares, Inc. (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                                EXPLANATORY NOTE

Alpena Bancshares, Inc. (the "Company") is filing this Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2004 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and related disclosures for the quarter and year-to-date period ending thereon. The restatement relates to the application of Accounting Principles Board Opinion No. 29, "Exchanges of Productive Assets," (APB 29) to the non-monetary exchange by the Company of its Cheboygan branch for another branch property. The Company determined that APB 29 requires a reduction in the basis of the acquired branch property and not the recording of gain in the income statement. Accordingly, this Form 10-QSB/A corrects the accounting for this non-monetary exchange by (i) reducing net income by $96,946 for each of the three- and six-month periods ended June 30, 2004; (ii) reducing net gain on sale of premises and equipment, real estate owned and other repossessed assets by $145,646 for each of the three- and six-month periods ended June 30, 2004; (iii) reducing income tax expense by $48,700 for each of the three- and six-month periods ended June 30, 2004; (iv) reducing premises and equipment by $145,646 at June 30, 2004; (v) reducing accrued expenses and other liabilities by $48,700 at June 30, 2004; and
(vi) reducing retained earnings by $96,946 at June 30, 2004. Related corrections also have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations. This restatement does not affect the Company's audited consolidated financial statements for the year ended December 31, 2003.

This Form 10-QSB/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to
Part I, Items 1, 2 and 3, and Part II, Item 6. Except for the foregoing items, no other items in the original Form 10-QSB have been amended and such items remain in effect as of the filing date of the original Form 10-QSB. Additionally, this Form 10-QSB/A does not purport to provide an update of a discussion of any other developments at the Company subsequent to the filing of the original Form 10-QSB.

The filing of this Quarterly Report on Form 10-QSB/A shall not be deemed an admission that the original Form 10-QSB, when filed, included any known, untrue statement of a material fact, or knowingly omitted to state a material fact necessary to make a statement therein not misleading.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Alpena Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet


                                                                                  June 30, 2004          December 31, 2003
                                                                                -----------------        -----------------
                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ................................................$       3,818,767         $      3,379,500
Overnight deposits with FHLB ...................................................                -                3,325,625
                                                                                -----------------         ----------------
Total cash and cash equivalents ................................................        3,818,767                6,705,125
Securities available-for-sale ..................................................       47,289,709               34,669,982
Loans held for sale ............................................................          533,800                  930,525
Loans receivable, net of allowance for loan losses of $1,100,717 and
  $1,035,726 as of June 30, 2004 and December 31, 2003, respectively ...........      185,801,298              163,460,594
Foreclosed real estate and other repossessed assets ............................           31,000                  198,672
Real estate held for investment ................................................          550,539                  438,976
Federal Home Loan Bank stock, at cost ..........................................        4,566,100                4,459,800
Premises and equipment .........................................................        6,276,647                5,816,698
Accrued interest receivable ....................................................        1,166,462                1,065,924
Intangible assets ..............................................................        3,742,769                3,851,133
Other assets ...................................................................        2,254,482                2,326,782
                                                                                -----------------         ----------------
Total assets ...................................................................$     256,031,573         $    223,924,211
                                                                                =================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................$     169,176,694         $    151,702,446
Advances from borrowers for taxes and insurance ................................          394,763                   96,068
Federal Home Loan Bank advances & Note Payable .................................       63,303,031               47,158,408
Accrued expenses and other liabilities .........................................        1,841,295                2,783,987
Deferred income taxes ..........................................................                -                  232,258
                                                                                -----------------         ----------------

Total liabilities ..............................................................      234,715,783              201,973,167
                                                                                -----------------         ----------------

Commitments and contingencies ..................................................                -                        -

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized,
1,659,180 and 1,657,480 shares issued and outstanding at
June 30, 2004 and December 31, 2003, respectively)..............................        1,659,180                1,657,480
Additional paid-in capital .....................................................        5,354,194                5,337,882
Retained earnings, restricted ..................................................        4,968,000                4,807,000
Retained earnings  .............................................................        9,651,460                9,853,663
Accumulated other comprehensive income (loss)...................................         (317,044)                 295,019
                                                                                -----------------         ----------------
Total stockholders' equity .....................................................       21,315,790               21,951,044
                                                                                -----------------         ----------------

Total liabilities and stockholders' equity .....................................$     256,031,573         $    223,924,211
                                                                                =================         ================

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alpena Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income


                                                       For the Three Months             For the Six Months
                                                          Ended June 30,                   Ended June 30,
                                                       --------------------            --------------------
                                                       2004            2003            2004            2003
                                                       ----            ----            ----            ----
                                                            (Unaudited)                  (Unaudited)
Interest income:
Interest and fees on loans ..........................  $ 2,776,110     $ 2,760,864     $ 5,450,389     $ 5,582,010
Interest and dividends on investments ...............      432,009         485,489         788,676         986,900
Interest on mortgage-backed securities ..............       53,278          64,561         113,502         142,285
                                                       -----------     -----------     -----------     -----------
Total interest income ...............................    3,261,397       3,310,914       6,352,567       6,711,195
                                                       -----------     -----------     -----------     -----------

Interest expense:
Interest on deposits ................................      845,945         958,119       1,659,352       1,988,011
Interest on borrowings ..............................      658,415         694,103       1,289,621       1,366,340
                                                       -----------     -----------     -----------     -----------
Total interest expense ..............................    1,504,360       1,652,222       2,948,973       3,354,351
                                                       -----------     -----------     -----------     -----------

Net interest income .................................    1,757,037       1,658,695       3,403,594       3,356,844
Provision for loan losses ...........................       65,000          64,500         146,000         227,000
                                                       -----------     -----------     -----------     -----------
Net interest income after provision for loan losses .    1,692,037       1,594,195       3,257,594       3,129,844
                                                       -----------     -----------     -----------     -----------

Non Interest income:
Service charges and other fees ......................      245,662         173,802         488,724         334,170
Mortgage banking activities .........................      106,529         511,436         249,855         887,551
Gain on sale of available-for-sale investments ......       95,669          93,005          95,669          93,005
Net gain on sale of premises and equipment,
  real estate owned and other repossessed assets ....       16,556          27,916          (6,329)         30,781
Other (See Note 5) ..................................       29,843         141,464          50,100         184,475
Insurance & Brokerage Commissions ...................      715,126         994,977       1,469,050         994,977
                                                       -----------     -----------     -----------     -----------
Total other income ..................................    1,209,385       1,942,600       2,347,069       2,643,737
                                                       -----------     -----------     -----------     -----------

Non interest expenses:
Compensation and employee benefits ..................    1,497,284       1,543,848       2,985,982       2,720,016
SAIF Insurance Premiums .............................        9,090           6,683          14,962          13,365
Advertising .........................................       68,574          55,207         124,742          98,942
Occupancy ...........................................      331,061         310,613         657,204         581,132
Amortization of intangible assets ...................       77,824          85,797         155,187         137,049
Service Bureau Charges ..............................       78,845          71,680         162,009         149,736
Insurance & Brokerage Commission Expense ............      318,852         429,845         634,413         429,845
Professional Services ...............................       43,146          57,737         119,699         134,505
Other (See Note 6) ..................................      323,158         327,629         617,760         611,728
                                                       -----------     -----------     -----------     -----------
Other expenses ......................................    2,747,834       2,889,039       5,471,958       4,883,000
                                                       -----------     -----------     -----------     -----------

Income before income tax expense ....................      153,588         641,074         132,705         765,121
Income tax expense ..................................       51,084         215,300          44,605         253,770
                                                       -----------     -----------     -----------     -----------
Net income ..........................................  $   102,504     $   425,774     $    88,100     $   511,351
                                                       ===========     ===========     ===========     ===========
------------------------------------------------------------------------------------------------------------------
Per share data:
Basic earnings per share ............................  $      0.06     $      0.26     $      0.05     $      0.31
Weighted average number of shares outstanding .......    1,658,929       1,646,453       1,658,742       1,646,400

Diluted earnings per share ..........................  $      0.06     $      0.26     $      0.05     $      0.31
Weighted average number of shares outstanding,
  including dilutive stock options ..................    1,672,363       1,658,920       1,671,889       1,658,381

Dividends per common share ..........................  $     0.050     $     0.125     $     0.175     $     0.250


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Alpena Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholdres' Equity (Unaudited) For the Six Months Ended June 30, 2004


                                                                                                       Accumulated
                                                                         Additional                       Other
                                                             Common        Paid-in       Retained     Comprehensive
                                                             Stock         Capital       Earnings     Income (loss)      Total
                                                          -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2003 .........................    $ 1,657,480    $ 5,337,882    $14,660,663    $   295,019    $21,951,044

Stock issued upon exercise of
  stock options (1700 shares) ........................          1,700         16,312              -              -         18,012

Net loss for the period ..............................              -              -         88,104              -         88,104

Changes in unrealized gain
  on available-for-sale securities ...................              -              -              -       (612,063)      (612,063)

Total comprehensive income ...........................              -              -              -              -       (523,959)

Dividends declared ...................................              -              -       (129,307)             -       (129,307)
                                                          -----------    -----------    -----------    -----------    -----------

Balance at June 30, 2004 .............................    $ 1,659,180    $ 5,354,194    $ 14,619,460   $  (317,044)   $21,315,790
                                                          ===========    ===========    ============   ===========    ===========



--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alpena Bancshares, Inc.and Subsidiaries
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income .................................................................    $   88,104    $  511,351
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and Amortization of Core Deposit Intangible................       268,937       230,589
    Amortization Intangible Assets..........................................       108,364        44,306
    Provision for loan losses ..............................................       146,000       227,000
    Accretion of discounts, amortization of premiums,
      and other deferred yield items, net ..................................       207,552       152,512
    Principal amount of loans sold .........................................    11,628,116    45,622,246
    Originations of loans held for sale ....................................   (11,231,391)  (47,845,646)
    (Gain) loss on sale of real estate held for investment..................             -       (31,031)
      real estate owned and other repossessed assets .......................             -       (30,781)
Net Changes:
    (Increase) decrease in accrued interest receivable and other assets.....       (28,238)     (237,311)
     Increase (decrease) in accrued interest and other liabilities .........      (859,644)      733,472
                                                                                ----------    ----------
Net cash provided by (used in) operating activities ........................       327,800      (623,293)

Cash flows from investing activities:
(Increase) decrease in net loans receivable ................................   (22,486,704)   (1,745,375)
Proceeds from sales or maturity of:
  Investment securities available-for-sale .................................    12,776,041     1,403,437
  Real estate held for investment ..........................................             -       399,415
  Real estate owned, other repossessed assets and premises & equipment......       167,672        62,529
Purchases of:
  Investment securities available-for-sale .................................   (26,530,690)  (15,693,425)
  Premises and equipment ...................................................      (728,886)   (1,902,461)
  FHLB Stock................................................................      (106,300)      (56,900)
  Real estate held for investment ..........................................      (111,563)     (153,218)
                                                                                ----------    ----------
Net cash provided by (used in) investing activities ........................   (37,020,430)   (7,685,998)
                                                                                ----------    ----------

Proceeds from Federal Home Loan Bank advances ..............................             -             -
Repayments of Federal Home Loan Bank advances ..............................    16,144,623    (1,000,000)
Increase (decrease) in deposits ............................................    17,474,248     1,230,641
Advances from Borrowers.....................................................       298,695       341,752
Dividend paid on common stock ..............................................      (129,307)     (182,025)
Issuance of common stock ...................................................        18,013        43,231
                                                                                ----------    ----------
Net cash provided by (used in) financing activities ........................    33,806,272       433,599
                                                                                ----------    ----------

Net increase (decrease) in cash and cash equivalents........................    (2,886,358)   (7,875,692)
Cash and cash equivalents at beginning of period............................     6,705,125    15,098,861
                                                                                ----------    ----------
Cash and cash equivalents at end of period..................................    $3,818,767    $7,223,169
                                                                                ==========    ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes................................    $        -    $        -
                                                                                ==========    ==========
Cash paid during the period for interest....................................    $2,879,942    $3,322,998
                                                                                ==========    ==========

--------------------------------------------------------------------------------

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

OVERVIEW

     For the quarter ended June 30, 2004, the Company's earnings were $102,500 compared to income of $425,800 one year earlier, a decline of $323,300 for the quarter. The Bank's Return on Average Assets (ROA) for the trailing twelve months ended June 30, 2004 was 36 basis points compared to 48 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The earnings deterioration can be broken down into two key areas: the decline in Net Interest Margin (N.I.M.) and the slow down in mortgage banking activities.

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

FINANCIAL CONDITION

ASSETS: Total assets grew $32.1 million, or 14.3%, to $256.0 million at June 30, 2004 from $223.9 million at December 31, 2003. Cash and cash and equivalents decreased by $2.9 million or 43.1%, to $3.8 million at June 30, 2004 from $6.7 million at December 31, 2003 as excess cash was invested into bonds which provide higher yields than the overnight rates earned at the Federal Reserve Bank. Investment securities available for sale increased $12.6 million, or 36.4% in the first six months. Net loans receivable increased $22.3 million, or 13.7%, to $185.8 million at June 30, 2004 from $163.5 million at December 31, 2003. The growth of net loans was attributable to growth across all lending areas. The mortgage loan portfolio grew primarily as the result of the purchase of $9.1 million in mortgage loans from another Michigan bank. All of the loans purchased were secured by real estate within the state of Michigan except a single loan that was secured by real estate in Indiana. Growth in both the commercial and consumer loan portfolios was the result of a concerted effort to further develop the Bank's penetration into these areas.

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

EQUITY: Stockholders' equity decreased by $635,000 or 2.5%, to $21.3 million at June 30, 2004 from $22.0 million at December 31, 2003. The decrease was due to lower market values on our investment portfolio. Compared to December 31, 2003, the net unrealized gain/loss on available for sale securities experienced a $612,000 decline as of June 30, 2004. This decline in the value of the AFS securities relates to the rise in market interest rates.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

General: Net income for the quarter decreased by $323,270 or 75.9% to $102,504 for the three months ended June 30, 2004 from $425,774 for the same quarter one year earlier. The decrease for the three month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly better than the same quarter one year earlier, non-interest income was substantially lower as the volume of mortgage refinance deals slowed significantly. Mortgage refinancing provides income to the Bank in the form of fees and, if the loan is sold, a gain on sale plus loan servicing income. Compared to the second quarter of 2003, the volume of mortgage originations has significantly declined from $44.1 million for the second quarter 2003, of which $27 million were sold, to $18.7 million for the second quarter 2004, of which $5.6 million were sold.

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

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Non Interest Income: Non interest income was $1.2 million for the three month period ended June 30, 2004, compared to $1.9 million for the same period in 2003. This represented a decrease of $733,215 or 37.4%. The biggest reason for the decline was in the mortgage lending area. Mortgage banking activities income for the quarter was lower by $404,907. This represented a decrease of 79.2% over the quarter ended June 30, 2003. This decrease related to the reduction in gain on sale of mortgages sold into the secondary market. This was a function of the decreased volume of refinance activity when compared to the same period on year. The InsuranCenter of Alpena provided $715,126 of revenue generated by insurance and brokerage fee revenues for the quarter ended June 30, 2004 which was $279,851 less than the same period last year which included an extra month since the transaction had an effective date of March 1, 2003. Other Income was $111,621 less for the same time period last year due to a $100,000 insurance settlement received in June 2003. Service charges and other fees were $71,860 higher. The increase was primarily related to Bounce Protection which generated $68,867 of additional income for the second quarter of 2004 compared to the same quarter in 2003.

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

Income Taxes: Federal income taxes decreased to $51,084 for the three month period ended June 30, 2004 compared to $215,300 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax was a reflection of lower earnings for the quarter.


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

General: Net income decreased 82.8% to $88,100 for the six months ended June 30, 2004 from $511,351 for the same period ended June 30, 2003. The decrease for the six month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly higher than the same period one year earlier, non-interest income was lower by $296,668. Mortgage banking activities were $637,696 lower for the six months ended June 30, 2004 when compared to the same period last year due to the reduction in the volume of mortgage refinance activity. This decrease was partially offset by the increase in insurance and brokerage commissions of $474,073 related to ICA. The increase was due to the inclusion of a full six months of ICA ownership in 2004 compared to four months of ownership in 2003.

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


                                                           June 30,      December 31,
                                                             2004            2003
                                                         ------------    ------------
Total non-accrual loans (3) ...........................  $        552    $      1,291
                                                         ------------    ------------

Accrual loans delinquent 90 days or more:
  One- to four-family residential .....................           958             617
  Other real estate loans .............................             -              77
  Consumer/Commercial .................................           346             134
                                                         ------------    ------------
     Total accrual loans delinquent 90 days or more ...  $      1,304    $        828
                                                         ------------    ------------

Total nonperforming loans (1) .........................         1,856           2,119
Total real estate owned (2) ...........................            31             199
                                                         ============    ============
Total nonperforming assets ............................  $      1,887    $      2,318
                                                         ============    ============

Total nonperforming loans to net loans receivable .....          1.00%           1.30%
Total nonperforming loans to total assets .............          0.72%           0.95%
Total nonperforming assets to total assets ............          0.74%           1.04%


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

Non Interest Income: Non interest income was $2.3 million for the six month period ended June 30, 2004, compared to $2.6 million for the same period in 2003. This represented a decrease of $296,668 or 11.22%. When compared to the first half of 2003, mortgage banking activities income was lower by 637,696. This represented a decrease of 71.8% over the six months ended June 30, 2003. This decrease related to the gain on sale of mortgages sold in the secondary market which was $496,130 lower than the same period one year earlier. The revenue associated with mortgage servicing rights was also $139,420

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

lower than last year. This reduction stemmed from fewer loans being sold in 2004 compared to the first six months of 2003. These shortages were offset by the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions of $1.5 million for the period ended June 30, 2004 compared to the same time period one year earlier of $994,977, an increase of $474,073 or 46.6%. This increase for ICA related to six full months of commissions in 2004 compared to only four months in 2003. That difference related to the purchase agreement for ICA which had an effective date for the transaction of March 1, 2003.

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

Income Taxes: Federal income taxes decreased to $44,605 for the six month period ended June 30, 2004 compared to $253,770 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax is a reflection of lower earnings year to date.

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

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2004 the Company originated $30.8 million in residential mortgage loans, of which $19.6 million were retained

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $76.1million in originations during the first six months of 2003 of which $26.2 million were retained in portfolio. The Company also originated $16.3 million of commercial loans and $9.5 million of consumer loans in the first six months of 2004 compared to $17.3 million of commercial loans and $9.0 million of consumer loans for the same period in 2003. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 59.3% and 60.9%, commercial loans 28.1% and 26.4% and consumer loans 12.6% and 12.7% at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Company had outstanding loan commitments of $39.1 million. These commitments included $11.8 million for permanent one-to-four family dwellings, $8.9 million for non-residential loans, $4.1 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $7.7 million of undisbursed lines of credit on home equity loans, $1.1 million of unused credit card lines and $4.8 million of unused commercial lines of credit, $700,000 of undisbursed, Commercial construction and $35,000 of unused Letters of credit.

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

CAPITAL RESOURCES

Stockholders' equity at June 30, 2004 was $21.3 million, or 8.3% of total assets, compared to $22 million, or 9.80% of total assets, at December 31, 2003 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2004. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2004:


                                                                                                    Minimum
                                                                          Regulatory              To Be Well
                                                   Actual                   Minimum               Capitalized
                                             ------------------       ------------------       ------------------
                                             Amount       Ratio       Amount       Ratio       Amount       Ratio
                                             ------       -----       ------       -----       ------       -----
                                                                         (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                      $17,133       6.80%      $ 3,780       1.50%      $ 5,040       2.00%
Tier 1 (Core) capital                        $17,133       6.80%      $10,080       4.00%      $12,601       5.00%
Total risk-based capital                     $18,303      10.61%      $13,798       8.00%      $17,247      10.00%
Tier 1 risk-based capital                    $17,133       9.93%      $ 6,899       4.00%      $10,348       6.00%


                             ALPENA BANCSHARES, INC.
                                  FORM 10-QSB/A
                           Quarter Ended June 30, 2004

                         PART E - FINANCIAL INFORMATION

                        ITEM 3 - CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

There has been no change in the Company's internal control over the financial reporting during the Company's second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             ALPENA BANCSHARES, INC.
                                  FORM 10-QSB/A
                           Quarter Ended June 30, 2004

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

            Ballot No. 2.
               The ratification of the appointment of Plante Moran, LLP as auditors of the Company for the fiscal year ending December 31, 2004 - The results of the Ballot are as follows:

                                          For        Withheld     Abstained
                                          ---        --------     ---------
            Number of Votes             1,559,939       6,419        1,303

            Percentage of total shares
             Voted the Annual Meeting     99.5%          0.4%         0.1%

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

                             ALPENA BANCSHARES, INC.
                                  FORM 10-QSB/A
                           Quarter Ended June 30, 2004



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

                                    ALPENA BANCSHARES, INC.


                                By: /a/Martin A. Thomson
                                    -------------------------------------
                                    Martin A. Thomson
                                    President and Chief Executive Officer

                                    Date:  November 12, 2004




                                By: /s/Michael W. Mahler
                                    -------------------------------------
                                    Michael W. Mahler
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date:  November 12, 2004