Form 10QSB
period 2004-09-30
ALPENA BANCSHARES INC
filed 2004-11-15
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                        --------------    --------------

                        Commission File Number 000-31957

                             ALPENA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               United States                                  38-3567362
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                  100 S. Second Avenue, Alpena, Michigan       49707
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

                                                    Yes    X         No
                                                       --------        ---------

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00                   Outstanding at October 31, 2004
         (Title of Class)                               1,659,180 shares

Transitional Small Business Disclosure Format:      Yes         No    X
                                                       -----      --------

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter Ended September 30, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
            Consolidated Balance Sheet at
               September 30, 2004 and December 31, 2003........................3
            Consolidated Statements of Income for the Three and Nine Months
               Ended September 30, 2004 and September 30, 2003.................4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2004....................5
            Consolidated Statements of Cash Flow for the Nine Months Ended
               September 30, 2004 and September 30, 2003.......................6
            Notes to Consolidated Financial Statements....................... .7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................11

ITEM 3  -  CONTROLS AND PROCEDURES............................................19


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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Alpena Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet
                                                                                      September 30, 2004    December 31, 2003
                                                                                      ------------------    -----------------
                                                                                          (Unaudited)
ASSETS Cash and cash equivalents:
Cash on hand and due from banks ......................................................   $  4,726,839          $  3,379,500
Overnight deposits with FHLB .........................................................         96,693             3,325,625
                                                                                         ------------          ------------
Total cash and cash equivalents ......................................................      4,823,532             6,705,125
Securities AFS .......................................................................     41,080,195            34,669,982
Securities HTM .......................................................................      1,800,000                    --
Loans held for sale ..................................................................        655,500               930,525
Loans receivable, net of allowance for loan losses of $1,151,559 and
  $1,035,726 as of September 30, 2004 and December 31, 2003, respectively.............    187,099,288           163,460,594
Foreclosed real estate and other repossessed assets ..................................          1,391               198,672
Real estate held for investment ......................................................        562,228               438,976
Federal Home Loan Bank stock, at cost ................................................      4,617,000             4,459,800
Premises and equipment ...............................................................      6,431,761             5,816,698
Accrued interest receivable ..........................................................      1,221,667             1,065,924
Intangible assets ....................................................................      3,668,448             3,851,133
Other assets .........................................................................      2,515,471             2,326,782
                                                                                         ------------          ------------
Total assets .........................................................................   $254,476,481          $223,924,211
                                                                                         ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .............................................................................   $182,428,414          $151,702,446
Advances from borrowers for taxes and insurance ......................................        292,018                96,068
Federal Home Loan Bank advances and Note Payable .....................................     47,303,031            47,158,408
Accrued expenses and other liabilities ...............................................      2,392,193             2,783,987
Deferred income taxes ................................................................        124,382               232,258
                                                                                         ------------          ------------

Total liabilities ....................................................................    232,540,038           201,973,167
                                                                                         ------------          ------------

Commitments and contingencies ........................................................             --                    --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,659,180 and
1,657,480 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively) ..........................      1,659,180             1,657,480
Additional paid-in capital ...........................................................      5,354,194             5,337,882
Retained earnings, restricted ........................................................      5,060,000             4,807,000
Retained earnings ....................................................................      9,729,412             9,853,663
             Accumulated other comprehensive income ..................................        133,657               295,019
                                                                                         ------------          ------------
Total stockholders' equity ...........................................................     21,936,443            21,951,044
                                                                                         ------------          ------------

Total liabilities and stockholders' equity ...........................................   $254,476,481          $223,924,211
                                                                                         ============          ============
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alpena Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income
                                                        For the Three Months             For the Nine Months
                                                        Ended September 30,              Ended September 30,
                                                     ---------------------------    --------------------------
                                                        2004             2003          2004            2003
                                                      -----------    -----------    -----------    -----------
                                                    (Unaudited)                     (Unaudited)
Interest income:
Interest and fees on loans ........................   $ 2,996,936    $ 2,825,548    $ 8,447,329    $ 8,407,558
Interest and dividends on investments .............       396,283        522,944      1,184,959      1,509,844
Interest on mortgage-backed securities ............        52,593         65,138        166,095        207,423
                                                      -----------    -----------    -----------    -----------
Total interest income .............................     3,445,812      3,413,630      9,798,383     10,124,825
                                                      -----------    -----------    -----------    -----------

Interest expense:
Interest on deposits ..............................       961,131        885,340      2,620,483      2,873,351
Interest on borrowings ............................       661,266        690,797      1,950,887      2,057,137
                                                      -----------    -----------    -----------    -----------
Total interest expense ............................     1,622,397      1,576,137      4,571,370      4,930,488
                                                      -----------    -----------    -----------    -----------

Net interest income ...............................     1,823,415      1,837,493      5,227,013      5,194,337
Provision for loan losses .........................        67,600         11,000        213,600        238,000
                                                      -----------    -----------    -----------    -----------
Net interest income after provision for loan losses     1,755,815      1,826,493      5,013,413      4,956,337
                                                      -----------    -----------    -----------    -----------

Non interest income:
Service charges and other fees ....................       259,934        225,869        748,658        560,039
Mortgage banking activities .......................       210,836        403,937        460,691      1,291,488
Gain on sale of available-for-sale investments ....         6,968           --          102,637         93,005
Net gain on sale of premises and equipment,
  real estate owned and other repossessed assets ..       (13,370)        (2,458)       (19,699)        28,323
Other (See Note 5) ................................        23,176         (5,844)        73,276        178,631
Insurance and brokerage commissions ...............       764,557        745,238      2,233,607      1,740,215
                                                      -----------    -----------    -----------    -----------
Total noninterest income ..........................     1,252,101      1,366,742      3,599,170      3,891,701
                                                      -----------    -----------    -----------    -----------

Non interest expenses:
Compensation and employee benefits ................     1,474,165      1,521,912      4,460,147      4,241,928
SAIF insurance premiums ...........................         5,618          5,627         20,580         18,991
Advertising .......................................        52,643         60,847        177,385        159,789
Occupancy .........................................       309,664        301,510        966,868        882,642
Amortization of intangible assets .................        74,922         77,359        230,109        214,408
Service Bureau Charges ............................        88,326         76,364        250,335        226,100
Insurance and brokerage commission expense ........       335,876        341,005        970,289        770,850
Professional services .............................        35,728         36,876        155,427        171,381
Other (See Note 6) ................................       264,649        352,097        882,409        977,190
                                                      -----------    -----------    -----------    -----------
Other expenses ....................................     2,641,591      2,773,597      8,113,549      7,663,279
                                                      -----------    -----------    -----------    -----------

Income before income tax expense ..................       366,325        419,638        499,034      1,184,759
Income tax expense ................................       122,455        139,650        167,060        393,420
                                                      -----------    -----------    -----------    -----------
Net income ........................................   $   243,870    $   279,988    $   331,974    $   791,339
                                                      ===========    ===========    ===========    ===========
Per share data:
Basic earnings per share ..........................   $      0.15    $      0.17    $      0.20    $      0.48
Weighted average number of shares outstanding .....     1,659,180      1,654,313      1,658,889      1,648,516

Diluted earnings per share ........................   $      0.15    $      0.17    $      0.20    $      0.48
Weighted average number of shares outstanding,
  including dilutive stock options ................     1,671,216      1,662,527      1,671,665      1,656,730

Dividends per common share ........................   $     0.100    $     0.125    $     0.275    $     0.375

----------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


Alpena Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)
For the Nine Months Ended September 30, 2004


                                                                                      Accumulated
                                                                      Additional         Other
                                           Common        Paid-in       Retained       Comprehensive
                                           Stock         Capital       Earnings       Income (loss)       Total

Balance at December 31, 2003 .....     $  1,657,480   $  5,337,882   $ 14,660,663    $    295,019      21,951,044

Stock issued upon exercise of
  stock options (1700 shares) ....            1,700         16,312           --              --            18,012

Net income for the period ........             --             --          331,974            --           331,974

Changes in unrealized gain
  on available-for-sale securities             --             --             --          (161,362)       (161,362)

Total comprehensive income .......             --             --             --              --           170,612

Dividends declared ...............             --             --         (203,225)                    -  (203,225

                                       ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2004 ....     $  1,659,180   $  5,354,194   $ 14,789,412    $    133,657    $ 21,936,443
                                       ============   ============   ============    ============    ============


------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------
                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                                 2004            2003
                                                                             ------------    ------------
                                                                              (Unaudited)

Net income ...............................................................   $    331,974    $    791,339
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization of core deposit intangible .............        397,210         350,444
    Amortization of Intangible Assets ....................................        182,685         113,573
    Provision for loan losses ............................................        197,281         238,000
    Accretion of discounts, amortization of premiums,
      and other deferred yield items, net ................................        308,244         237,877
    Principal amount of loans sold .......................................     19,521,972      71,410,901
    Originations of loans held for sale ..................................    (19,246,947)    (71,530,491)
    (Gain) loss on sale of real estate held for investment ...............             --         (34,546)
      real estate owned and other repossessed assets .....................             --         (28,323)
Net Changes:
    (Increase) decrease in accrued interest receivable and other assets ..       (344,432)       (350,425)
    Increase (decrease) in accrued interest and other liabilities ........       (416,543)        999,858
                                                                             ------------    ------------
Net cash provided by (used in) operating activities ......................        931,444       2,105,202


(Increase) decrease in net loans receivable ..............................    (23,835,975)    (11,685,528)
Proceeds from sales or maturity of:
  Investment securities AFS and HTM ......................................     29,253,390      17,336,016
  Real estate held for investment ........................................             --         399,415
  Real estate owned, other repossessed assets and premises & equipment ...        197,281         112,657
Purchases of:
  Investment securities AFS and HTM ......................................    (38,016,336)    (15,693,425)
  Premises and equipment .................................................     (1,012,273)     (1,047,017)
  FHLB Stock .............................................................       (157,200)       (110,900)
  Real estate held for investment ........................................       (123,252)       (240,735)
                                                                             ------------    ------------
Net cash provided by (used in) investing activities ......................    (33,694,365)    (11,957,970)
                                                                             ------------    ------------


Proceeds from Federal Home Loan Bank advances ............................             --              --
Repayments of Federal Home Loan Bank advances ............................        144,623       4,000,000
Increase (decrease) in deposits ..........................................     30,725,968      (4,249,208)
Advances from borrowers ..................................................        195,950
Dividend paid on common stock ............................................       (203,225)       (274,211)
Issuance of common stock .................................................         18,012         121,036
                                                                             ------------    ------------
Net cash provided by (used in) financing activities ......................     30,881,328        (402,383)
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents .....................     (1,881,593)    (10,255,151)
Cash and cash equivalents at beginning of period .........................      6,705,125      15,098,861
                                                                             ------------    ------------
Cash and cash equivalents at end of period ...............................   $  4,823,532    $  4,843,710
                                                                             ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .............................   $         --    $    306,318
                                                                             ============    ============
Cash paid during the period for interest .................................   $  4,451,898    $  4,941,740
                                                                             ============    ============
--------------------------------------------------------------------------------------------------------

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All material intercompany balances and transactions have been eliminated in the consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (GAAP) for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. To the extent that information and footnotes required by GAAP for complete financial staements are contained in or are consistent with the audited financial statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, such information and footnotes have not been duplicated herein.

These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2004, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2003. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Critical Accounting Policies - The Company's critical accounting policies relate to the allowance for losses on loans, mortgage servicing rights and impairment of intangibles.

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

         When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2004, the Bank was servicing loans sold to others totaling $140.4 million. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment using a model that takes into account several variables. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights asset. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The last evaluation was performed as of December 31, 2003. The key economic assumptions made in determining the fair value of the mortgage servicing rights included the following:

Annual Constant Prepayment Speed (CPR):                       13.89%
Weighted Average Life Remaining (in months):                 253.3
Discount Rate used:                                           7.36%

At the December 31, 2003 valuation, the mortgage servicing rights value was calculated, based on the above assumptions, to be $1,421,175. The book value as of December 31, 2003 was $993,108. Because the fair value exceeded the book value, there was no adjustment required. Due to the significant cushion that existed on December 31, 2003, management elected to not have an independent valuation performed. The book value of the Mortgage Servicing Rights on September 30, 2004 was $898,152 which was $94,956 lower than the December 31, 2003 book value.

         Impairment of intangibles - In connection with the purchase of the InsuranCenter of Alpena (ICA), the Company allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets including goodwill. These intangible assets included the customer list and the Blue Cross Blue Shield Contract. The unallocated portion of the excess purchase price became true goodwill. The Company is amortizing the value assigned to the customer list and the Blue Cross contract over a 20 year period. Additionally, the Company is testing each of those assets for impairment on an ongoing basis. If, through testing, it was determined that there was significant runoff of the customer list or material changes to the Blue Cross contract, then there might be a need to further write down the value of those intangible assets. Writing down the assets would create expense to the Company and negatively impact earnings. In 2003, there was no impairment based upon the testing. The goodwill, which is not amortized, must also be tested for impairment on an ongoing basis. Based upon management's review on September 30, 2004, it was determined that there was no impairment of the customer list, the Blue Cross contract or to the goodwill.

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


Note 2--REORGANIZATION.

The Company was formed as the Bank's holding company on November 14, 2000 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of the Bank's stock held by existing stockholders of the Bank was exchanged for a share of common stock of the Company by operation of law. The reorganization had no financial statement impact. Approximately 56% of the Company's capital stock is owned by Alpena Bancshares M.H.C. ("the M.H.C."), a mutual holding company. The remaining 44% of the Company's stock is owned by the general public. The activity of the M.H.C. is not included in these financial statements.

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

On September 21, 2004, the Company declared a cash dividend on its common stock, payable on or about October 22, 2004, to shareholders of record as of September 30, 2004, equal to $0.10 per share. The dividend on all shares outstanding totaled $165,918, of which $73,918 was paid to shareholders. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $92,000), this dividend was not paid.


Note 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN


At September 30, 2004 the Company had outstanding stock options for 26,711 shares with a weighted average exercise price of $10.48 compared to outstanding options for 29,011 shares at a weighted exercise price of $10.57 at December 31, 2003. During the nine months ended September 30, 2004, the Board of Directors granted no options. At September 30, 2004, options had exercise prices ranging from $9.625 to $13.75 per share and a weighted average remaining contractual life of 3.47 years.

During the nine months ended September 30, 2004 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and issued pursuant to the exercise of stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

For the nine months ended September 30, 2004, options for 1,000 shares vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148 (see below).


Note 5 - OTHER INCOME

For the nine months ended September 30, 2004, other income totaled $73,000 as compared to $179,000 for the nine month period ended September 30, 2003. This was mainly comprised of appreciation of the cash value of the Director Benefit Plan which was $56,000 for the nine months ended September 30, 2004 compared to $44,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 there was also a settlement of an insurance claim for $100,000.

Note 6 - OTHER EXPENSES

For the nine months ended September 30, 2004 other expenses totaled $882,409. This was comprised of several larger expenses including printing, computer and office supplies of $132,000, communication costs of $97,000 and SBT expense of $76,500. The balance of the total was comprised of expenses lower than $60,000.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation-transition and Disclosure, which amends FASB 123, Accounting for Stock-Based Compensation. Statement No.148 is effective for fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123. The Company has not adopted the fair value-based method of accounting for stock-based compensation as of September 30, 2004; therefore, there was no impact to the Company's financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. The Company does not have any variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a material effect on the financial position or results of operations of the Company.

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

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                         PART E - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at September 30, 2004 and December 31, 2003, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

         For the quarter ended September 30, 2004, the Company's earnings were $244,000 compared to income of $280,000 one year earlier, a decline of $36,000 for the quarter. Year to date 2004, net income was $332,000 compared to the first nine months of 2003 when net income was $791,000. This represented a decline of $459,000 or 58.1%. The Bank's return on average assets (ROA) for the trailing twelve months ended September 30, 2004 was 32 basis points compared to 48 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The earnings deterioration can be broken down into two key areas: the decline in Net Interest Margin (N.I.M.) and the slow down in mortgage banking activities.

         Net Interest Margin - The Company's Net Interest Margin (N.I.M.), which represents net interest income divided by average interest earning assets, declined from 3.24% for the nine months ended September 30, 2003 to 3.04% for the nine months ended September 30, 2004. The decline was due to the interest rate environment that existed in 2003 which resulted in significant net interest margin compression. Many loans that were in portfolio in 2003 were refinanced and subsequently sold into the secondary market in 2003 and early 2004 thereby reducing the overall yield of the Bank's loan portfolio. The yield on interest earning assets declined from 6.35% at September 30, 2003 to 5.73% at September 30, 2004 due to the lower yield on the mortgage portfolio which fell 103 basis points from 7.58% at September 30, 2003 to 6.55% at September 30, 2004. Through the third quarter of 2004, the Bank was able to reduce the overall cost of funds from 3.36% as of September 30, 2003 to 2.90% as of September 30, 2004. However, since the reduction in yield exceeded the reduction in the cost of funds, the NIM declined when compared to the same period one year earlier. The conversion of cash, a lower yielding asset, into commercial and consumer loans, which carry higher yields when compared to the overnight rates earned by the cash, has helped to offset some of the pressure on the NIM.

         Mortgage Banking - The Company generated lower income from mortgage banking activity in the nine months ended September 30, 2004 when compared to the same period in 2003. In the first quarter of 2003, interest rates began their descent toward 45 year lows which caused a significant wave of refinance activity during the first nine months of 2003. This heavy activity in 2003 produced income from loan fees and gains once these loans were sold into the secondary market. Mortgage banking income declined for the quarter by $193,000 and for the nine month period ended September 30, 2004 was down $831,000.

         Management has placed a focus on growth of the balance sheet in 2004 to get back to the interest earning asset levels that existed before the refinance boom began. With the pressure on margins created by the existing interest rate environment, management has focused on measured and controlled growth of interest earning assets to help offset the lower rates and the slowdown of mortgage lending activity.

FINANCIAL CONDITION

ASSETS: Total assets have grown $30.6 million, or 13.6%, to $254.5 million at September 30, 2004 from $223.9 million at December 31, 2003. Cash and cash equivalents decreased by $1.9 million or 28.1%, to $4.8 million at September 30, 2004 from $6.7 million at December 31, 2003 as excess cash was invested into bonds which provide higher yields than the overnight rates earned at the Federal Reserve Bank. Investment securities increased $8.2 million, or 23.7% in the first nine months. Net loans receivable increased $23.6 million, or 14.5%, to $187.1 million at September 30, 2004 from $163.5 million at December 31, 2003. The growth of net loans was attributable to growth across all lending areas. The mortgage loan portfolio grew primarily as the result of the purchase of $9.1 million in mortgage loans from another Michigan bank of which $7.8 million remained on our books as of September 30, 2004. All of the loans purchased were secured by real estate within the state of Michigan except a single loan that was secured by real estate in Indiana. Growth in both the commercial and consumer loan portfolios was the result of a concerted effort to further develop the Bank's penetration into those areas.

LIABILITIES: Deposits increased $30.7 million or 20.3% to $182.4 million as of September 30, 2004 from $151.7 million at December 31, 2003. This increase was primarily attributable to the $12.1 million in deposits acquired in the acquisition of two branches in May 2004 from North Country Bank and Trust. These acquired branches are located in Mancelona and Alanson, Michigan. The Bank was also successful in attracting deposit through various time deposit promotions which provided new funds to the Bank. Borrowings in the form of Federal Home Loan Bank advances increased $250,000, or 1%, to $46.1 million as of September 30, 2004 from $45.8 million at December 31, 2003.

EQUITY: Stockholders' equity decreased by $15,000 to $21.94 million at September 30, 2004 from $21.95 million at December 31, 2003. The decrease was due to lower market values on our investment portfolio. Compared to December 31, 2003, the net unrealized gain on available for sale securities decreased $161,362 as of September 30, 2004 due to the rise in market interest rates.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

General: Net income for the quarter decreased by $36,000 or 12.9% to $244,000 for the three months ended September 30, 2004 from $280,000 for the same quarter one year earlier. The decrease for the three month period was primarily due to the decrease in mortgage lending activity. Net interest income was slightly lower than the same quarter one year earlier; non-interest income was also lower as the volume of mortgage refinance deals slowed significantly. Mortgage refinancing provides income to the Bank in the form of fees and, if the loan is sold, a gain on sale plus loan servicing income. Compared to the third quarter of 2003, the volume of mortgage originations has significantly declined from $39.3 million for the third quarter 2003, of which $20.9 million were sold, to $18.3 million for the third quarter 2004, of which $8.0 million were sold.

Interest Income: Interest income was $3.45 million for the three months ended September 30, 2004, compared to $3.41 million for the comparable period in 2003. The slight increase in interest income for the three month period was primarily due to the increase in the Company's interest earning assets. The sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities and shorter duration non-mortgage loans) caused an overall decline in the yield of the Bank's loan portfolio. Overall, the total interest earning assets grew by $27.6 million to $240.4 million at September 30, 2004 compared to $212.8 million at September 30, 2003. The mortgage loan portfolio experienced an increase in the average balance due to the purchase of $9.1 million in loans in May 2004. Overall the average balance of the mortgage portfolio grew by $10.3 million or 10.3% for the three month period ended September 30, 2004 compared to the same period one year earlier. Non mortgage loans also experienced increases in average balances of $19.5 million, or 33.2%. This growth was attributed to an increase in lending in both the consumer and commercial lending areas of the Bank. During this same period, there was a decrease in the average balance of other investments of $2.3 million, or 4.2%, for the three month period ended September 30, 2004, compared to the same period in the prior year. This decline in other investments related to cash and investments which were redeployed to fund the increases in non-mortgage loans during the quarter. The overall average yield on earning assets was 5.72% for the quarter ended September 30, 2004 compared to 6.23% for the quarter ended September 30, 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Interest Expense: Interest expense was $1.62 million for the three month period ended September 30, 2004 compared to $1.58 million for the same period in 2003. The 2.9% increase in interest expense was attributable to the increase in the average balances on these liabilities for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The average balance of deposits and FHLB borrowings increased from $195.9 million to $222.8 million for the periods ended September 30, 2003 and September 30, 2004, respectively. Of this $26.9 million increase, $19.2 million related to interest-bearing deposits, which increased from a $147.0 million average balance for the quarter ended September 30, 2003 to $166.0 million average balance for the quarter ended September 30, 2004. This increase in the average balance of interest bearing deposits can be attributed to the branch acquisition that occurred in May 2004 when the Bank acquired an additional $12.1 million in liabilities from North Country Bank and Trust. The overall composite cost of deposits fell to 2.30% for the three months ended September 30, 2004 from 2.40% for the three months ended September 30, 2003. Total borrowings increased $1.8 million to $56.7 million for the quarter ended September 30, 2004 compared to $49.0 million for the same period one year earlier. FHLB advances were used to fund loans and bond purchases. The overall cost of borrowings for the three months ended September 30, 2004 was 4.56% compared to 5.52% for the three months ended September 30, 2003 due to the repricing of higher cost maturing advances at lower market rates plus the addition of new borrowings at lower rates during the quarter. Overall the cost of these borrowings declined 96 basis points when compared to the same quarter one year earlier.

Net Interest Income: Net interest income decreased slightly by $14,000 or .8% to $1.82 million for the three month period ended September 30, 2004 from $1.84 million for the three month period ended September 30, 2003. For the three months ended September 30, 2004, average interest-earning assets increased $27.6 million, or 13.0% when compared to the same period in 2003. Average interest-bearing liabilities increased $26.9 million, or 13.8% for the same period. The yield on average interest-earning assets declined 51 basis points to 5.72% for the three month period ended September 30, 2004 from 6.23% for the three month period ended September 30, 2003. The cost of average interest-bearing liabilities declined 30 basis points to 2.88% from 3.18% for the three month periods ended September 30, 2004 and September 30, 2003, respectively.

As a result of the decrease in the yield exceeding the reduction in cost of funds, the NIM declined to 3.05% for the three month period ended September 30, 2004, from 3.30% for the same period in 2003. In spite of the reduction of the overall NIM, the Bank was able to nearly offset this compression through the growth of the both the investment and loan portfolios.

Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $68,000 for the three month period ended September 30, 2004 and $11,000 for the comparable period in 2003.

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Non Interest Income: Non interest income was $1.3 million for the three month period ended September 30, 2004, compared to $1.4 million for the same period in 2003. This represented a decrease of $115,000 or 8.4%. The biggest reason for the decline was in the mortgage lending area. Mortgage banking activities income for the quarter was lower by $193,000. This represented a decrease of 47.8% over the quarter ended September 30, 2003. This decrease related to the reduction in gain on sale of mortgages sold into the secondary market. This was a function of the decreased volume of refinance activity when compared to the same period one year earlier. The InsuranCenter of Alpena provided $765,000 of revenue from insurance and brokerage fees for the quarter ended September 30, 2004 which was $19,000 higher than the same period last year. Other Income was $29,000 more for the same time period last year. Service charges and other fees were $34,000 higher. The increase was primarily related to Bounce Protection which generated $30,000 of additional income for the third quarter of 2004 compared to the same quarter in 2003.

Non Interest Expenses: Non interest expenses were $2.6 million for the three month period ended September 30, 2004, compared to $2.8 million for the same period in 2003. The $132,000 decrease represented a 4.8%, reduction for the period. Compensation and employee benefits were lower for the quarter ended September 30, 2004 by $48,000 when compared to the same quarter last year. This reduction was a result of lower commission expenses associated with mortgage lending activities. Other expenses were lower by $87,000 for the quarter ended September 30, 2004 when compared to the same period one year earlier. This reduction relates to a decrease in professional services and consulting costs. Insurance and brokerage commission expense associated with the InsuranCenter of Alpena totaled $336,000 for the quarter ended September 30, 2004 which was $5,000 lower than the same period last year.

Income Taxes: Federal income taxes decreased to $122,000 for the three month period ended September 30, 2004 compared to $140,000 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax was a reflection of lower pre tax earnings for the quarter.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

General: Net income decreased 58.1% to $332,000 for the nine months ended September 30, 2004 from $791,000 for the same period ended September 30, 2003. The decrease for the nine month period was primarily due to the significant decrease in mortgage lending activity. While net interest income was slightly higher than the same period one year earlier, non-interest income was lower by $293,000. Mortgage banking activities were $831,000 lower for the nine months ended September 30, 2004 when compared to the same period last year due to the reduction in the volume of mortgage refinance activity. This decrease was partially offset by the increase in insurance and brokerage commissions of $493,000 related to ICA. The increase was due to the inclusion of a full nine months of ICA ownership in 2004 compared to seven months of ownership in 2003.

Interest Income: Interest income was $9.8 million for the nine months ended September 30, 2004, compared to $10.1 million for the comparable period in 2003. The decrease of $326,000 (or 3.2%) in interest income for the nine month period from the prior year was primarily due to the sale of longer term fixed rate mortgage loans and the subsequent reinvestment of these proceeds into lower yielding assets (investment securities and shorter duration non-mortgage loans) which caused an overall decline in the yield of the Bank's loan portfolio. The mortgage loan portfolio experienced an increase in the average balance for the nine month period ended September 30, 2004 compared to the same period one year earlier. The increase was due to the purchase of $9.1 million in mortgage loans in May 2004. Overall the average mortgage balance increased $4.3 million or 4.3% for the nine month period ended September 30, 2004 when compared to the period ended September 30, 2003. While the average balance increased,

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

the overall average yield of the mortgage portfolio fell 103 basis points to 6.55% for the nine months ended September 30, 2004. The decline in yield was a function of the refinance and subsequent sale of loans within the mortgage portfolio in 2003. The non mortgage loans average balance increased during the nine month period ended September 30, 2004 by $18.9 million, or 36.0%. This increase related to commercial and consumer lending which have both seen increases in loan balances when compared to the same period one year earlier. The average balance for commercial loans has grown to $48.8 million compared to $32.9 million for the nine months ended September 30, 2003. This represented an increase of $16.0 million or 48.6%. The yield for commercial loans over this same period has declined 21 basis points to 5.75% from 5.96% at September 30, 2003. The consumer loan portfolio has grown by $3.0 million or 15.1% when compared to the same period one year earlier. The yield of the consumer loan portfolio has also declined over this same period by 123 basis points to 6.96% from 8.19% at September 30, 2003. The reason for the decline in yield of this portfolio can be attributed to the growth which was centered on a home equity loan promotion which offered a sub prime introductory interest rate. The growth of these loans with this low rate pulled down the average yield of the consumer portfolio when compared to the same period one year earlier. Other investments have decreased by $9.4 million, or 16.0%, for the nine month period ended September 30, 2004, compared to the same period in the prior year. This decrease in other investments related to cash which has been redeployed into higher yielding loans. The overall effect of these changes was a reduction of $326,000 in interest income when compared to the nine month period ended September 30, 2003. Overall, the composite yield of earning assets was 58 basis points lower than the same period one year earlier. The overall yield was 5.73% for the nine month period ended September 30, 2004 compared to 6.31% for the same period ended September 30, 2003.

Interest Expense: Interest expense was $4.6 million for the nine month period ended September 30, 2004 compared to $4.9 million for the same period in 2003. The reduction in interest expense was $359,000 or a 7.3% decline. The reduction was attributable to lower interest rates paid on interest-bearing liabilities compared to the same 2003 period. The average balance of deposits and borrowings increased in total from $195.4 million to $209.3 million for the period ended September 30, 2003 and September 30, 2004, respectively. Of this $13.9 million increase, $7.0 million was related to FHLB borrowings, which increased from a $48.0 million average balance for the period ended September 30, 2003 to $55.0 million average balance for the period ended September 30, 2004. The reduction in the overall interest expense related to the decrease in the cost of the liabilities. The average cost of deposits for the nine month period ended September 30, 2004 was 2.27% versus 2.61% for the same period one year earlier. The average costs of borrowings were 4.66% for the period ended September 30, 2004 versus 5.66% for the same period one year earlier. This 100 basis point reduction in the cost of these funds was the result of additional shorter term borrowings at lower rates and the repricing of higher cost advances late in 2003. The overall composite costs of funds declined 46 basis points from 3.36% at September 30, 2003 to 2.90% at September 30, 2004.

Net Interest Income: Net interest income increased by $33,000 for the nine month period ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, average interest-earning assets increased $13.9 million, or 6.5% when compared to the same period in 2003. Average interest-bearing liabilities increased $13.1 million, or 7.1% for the same period. The yield on average interest-earning assets declined 58 basis points to 5.73% for the nine month period ended September 30, 2004 from 6.31% for the nine month period ended September 30, 2003. The cost of average interest-bearing liabilities declined 46 basis points to 2.90% from 3.36% for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. While the overall net interest margin declined 18 basis points for the nine month period ended September 30, 2004 from 3.22% to 3.04%, the increase in the amount of interest earning assets was enough to more than compensate for the overall decline in N.I.M.

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

                                                     September 30,  December 31,
                                                         2004          2003
                                                        ------        ------
Total non-accrual loans (3) .......................     $  480        $1,291
                                                        ------        ------

Accrual loans delinquent 90 days or more:
  One- to four-family residential .................        910           617
  Other real estate loans .........................       --              77
  Consumer/Commercial .............................        370           134
                                                        ------        ------
     Total accrual loans delinquent 90 days or more     $1,280        $  828
                                                        ------        ------

Total nonperforming loans (1) .....................      1,760         2,119
Total real estate owned (2) .......................          1           199
                                                        ======        ======
Total nonperforming assets ........................     $1,761        $2,318
                                                        ======        ======

Total nonperforming loans to net loans receivable .       0.94%         1.30%
Total nonperforming loans to total assets .........       0.69%         0.95%
Total nonperforming assets to total assets ........       0.69%         1.04%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.
(3) For the Nine months ended September 30, 2004 and the twelve months ended December 31, 2003, the interest that would have been reported was $ 62,328 and $181,450 respectively were these loans not in non-accrual status.

Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $214,000 for the nine month period ended September 30, 2004 and $238,000 for the comparable period in 2003. At September 30, 2004, the percent of nonperforming loans decreased to 94 basis points from 130 basis points at December 31, 2003. As a percent of total assets, nonperforming loans decreased to 69 basis points at September 30, 2004 from 95 basis points at December 31, 2003.

Non Interest Income: Non interest income was $3.6 million for the nine month period ended September 30, 2004, compared to $3.9 million for the same period in 2003. This represented a decrease of $293,000 or 7.5%. When compared to the same period of 2003, mortgage banking activities income was lower by $831,000. This represented a decrease of 64.3% over the nine months ended September 30, 2003. This decrease related to the gain on sale of mortgages sold in the secondary market which was $636,000 lower than the same period one year earlier. The revenue associated with mortgage servicing rights was also $177,000 lower than last year. This reduction stemmed from fewer loans being sold in 2004 compared to the first nine months of 2003.

These mortgage revenue declines were offset by the inclusion of the InsuranCenter of Alpena insurance and brokerage commissions which were $2.2 million for the nine-month period ended September 30, 2004 compared $1.7 million for the same period one year earlier. This is an increase of $493,392 or 28.4%. This increase for ICA related to nine full months of commissions in 2004 compared to only seven months in 2003. That difference related to the purchase agreement for ICA which had an effective date for the transaction of March 1, 2003.

Non Interest Expenses: Non interest expenses were $8.1 million for the nine month period ended September 30, 2004, compared to $7.7 million for the same period in 2003. The additional $450,000 represented an increase of 5.9% for the nine month period. The primary issue causing the increase in non interest expenses related to having an additional two months of expenses associated with ICA. Insurance and brokerage commission expense for the InsuranCenter of Alpena totaled $970,000 for the nine months ended September 30, 2004 compared to $771,000, a $199,000 increase, for the seven months that were included in the 2003 results. Compensation and employee benefits also increased $218,000 over the same period. This increase was mainly due to the two additional months of ICA's compensation expense totaling $227,000. In addition, the Bank's Financial Institutions Retirement Fund (FIRF) expense was increased to make up for a shortfall in the pension plan funding. This added an additional expense of $113,000 for the nine month period ended September 30, 2004 when compared to the same period last year. As of September 30, 2004, the plan was fully funded.

Income Taxes: Federal income taxes decreased to $167,060 for the nine month period ended September 30, 2004 compared to $393,420 for the same period in 2003. The effective tax rate for both time periods was 33.5%. The reduction in income tax is a reflection of lower earnings year to date.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of September 30, 2004 was $86.0 million, or 46.8%, compared to $85.4 million, or 54.4% at December 31, 2003. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the Federal Home Loan Bank
(FHLB). This borrowing capacity is limited to the lowest of the capacity limitations based on the Bank's Board Resolution, FHLB stock owned by the Bank, or the Bank's pledged collateral. As of September 30, 2004, the Bank had unused borrowing capacity based on collateral of $20.5 million. The Bank can pledge additional collateral in the form of investment securities to increase the borrowing capacity up to the level established by Board resolution.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30,

                    ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

2004 the Company originated $49.1 million in residential mortgage loans, of which $29.8 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $115.4 million in originations during the first nine months of 2003 of which $44.6 million were retained in portfolio. The Company also originated $26.1 million of commercial loans and $13.1 million of consumer loans in the first nine months of 2004 compared to $27.7 million of commercial loans and $14.4 million of consumer loans for the same period in 2003. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 56.9% and 60.9%, commercial loans 29.8% and 26.4% and consumer loans 13.3% and 12.7% at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Company had outstanding loan commitments of $43.8 million. These commitments included $12.3 million for permanent one-to-four family dwellings, $10.6 million for non-residential loans, $3.9 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.6 million of undisbursed lines of credit on home equity loans, $1.1 million of unused credit card lines and $6.5 million of unused commercial lines of credit, $802,000 of undisbursed, Commercial construction.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At September 30, 2004 deposits funded 71.6% of the Company's total assets compared to 67.7% at December 31, 2003. Certificates of deposit scheduled to mature in less than one year at September 30, 2004 totaled $28.1 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2004 the Company had $49.1 million in FHLB advances. Total borrowings as a percentage of total assets were 18.6% at September 30, 2004 as compared to 21.06% at December 31, 2003.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2004 was $21.8 million, or 8.65% of total assets, compared to $22.0 million, or 9.80% of total assets, at December 31, 2003 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2004. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2004:

                                                                                                           Minimum
                                                                               Regulatory                 To Be Well
                                                    Actual                      Minimum                  Capitalized
                                           --------------------------  -------------------------  -------------------------
                                             Amount        Ratio         Amount       Ratio         Amount       Ratio
                                             ------        -----         ------       -----         ------       -----
                                                                         (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                        $17,376         6.95%        $3,748        1.50%        $4,997        2.00%
Tier 1 (Core) capital                          $17,376         6.95%        $9,994        4.00%       $12,492        5.00%
Total risk-based capital                       $18,601        11.24%       $13,239        8.00%       $16,549       10.00%
Tier 1 risk-based capital                      $17,376        10.50%        $6,619        4.00%        $9,929        6.00%

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter Ended September 30, 2004

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

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter Ended September 30, 2004

                           PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                   Not applicable.

Item 2 -          Changes in Securities and Use of Proceeds:
                   Not applicable.

Item 3 -          Defaults upon Senior Securities:
                   Not applicable.

Item 4 -          Submission of Matters to a Vote of Security Holders:
                    None

Item 5 -          Other Information:
                   Not applicable

Item 6 -          Exhibits:
                  Exhibits:
                  Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             ALPENA BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter Ended September 30, 2004



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALPENA BANCSHARES, INC.


                                By:  /a/Martin A. Thomson
                                     -------------------------------------------
                                     Martin A. Thomson
                                     President and Chief Executive Officer

                                     Date:  Nov. 15, 2004




                                By: /s/Michael W. Mahler
                                    --------------------------------------------
                                    Michael W. Mahler
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Date:  Nov. 15, 2004