Form 10KSB
period 2004-12-31
ALPENA BANCSHARES INC
filed 2005-03-31
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

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

                                  (989)356-9041
                                  -------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                                             ---------------------------------------
                                                                         (Title of Class)

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      1.    YES [X] NO [ ]
      2.    YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

      The Registrant's revenues for the year ended December 31, 2004 were $13.3 million.

      As of March 15, 2005, there were issued and outstanding 1,659,480 shares of the Registrant's common stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 15, 2005 ($22.25 per share) was $13.7 million. This amount does not include shares held by the Registrant's Employee Stock Ownership Plan, by executive officers and directors, and by Alpena Bancshares, M.H.C.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (Part I and III).

         Transitional Small Business Disclosure Format

         YES [ ] NO [X]

                                     PART I

ITEM 1. BUSINESS

ALPENA BANCSHARES, INC.

      Alpena Bancshares, Inc. is a federally chartered corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2004, Alpena Bancshares, Inc. had consolidated assets of $262.8 million, deposits of $182.5 million and stockholders' equity of $21.8 million. As of December 31, 2004, Alpena Bancshares, Inc. had 1,659,480 shares of common stock issued and outstanding. As of that date, Alpena Bancshares, M.H.C. owned 920,000 shares of common stock of Alpena Bancshares, Inc., representing 55.4% of the issued and outstanding shares of common stock. The remaining 739,480 shares of common stock were held by the public. Upon completion of the "second-step" conversion of Alpena Bancshares, M.H.C. and related stock offering, First Federal of Northern Michigan Bancorp, Inc., a new Maryland corporation, will succeed to all of the business and operations of Alpena Bancshares, Inc., and will be the holding company for First Federal of Northern Michigan and Alpena Bancshares, Inc. and Alpena Bancshares, M.H.C. will cease to exist. The "second-step" conversion and related stock offering are expected to be consummated on April 1, 2005.

FIRST FEDERAL OF NORTHERN MICHIGAN

      First Federal of Northern Michigan is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses from ten full-service facilities located in Alpena, Antrim, Cheboygan, Emmett, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. First Federal of Northern Michigan was chartered in 1957, and reorganized into the mutual holding company structure in 1994. First Federal of Northern Michigan became the wholly owned subsidiary of Alpena Bancshares, Inc. in November 2000.

      First Federal of Northern Michigan's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, consumer loans and in investment securities and mortgage-backed securities.

MARKET AREA AND COMPETITION

      First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its nine other branch offices in Michigan. The population of Alpena (city and township), from which the majority of our deposits is drawn, has decreased since 2000, and currently is approximately 21,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, is approximately 187,000, and increased by 2.2% from 2000 to 2004. Per capita income in our market area was $20,386 in 2004, which was 15.4% less than the national level, and 16.7% less than the state of Michigan as a whole, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. The unemployment rate in our primary market area was 6.6% at December 31, 2004, compared to 5.1% nationally and 6.2% for the state of Michigan.

      Alpena is the largest city located in the northeastern lower peninsula of Michigan. This area has long been associated with agricultural, wood and concrete industries. Tourism has also been a major industry in our primary market area. All of these industries tend to be seasonal and are strongly affected by state and national economic conditions.

      Major employers in our primary market area include various public schools and governmental agencies, Alpena Regional Medical Center, Besser Company (a manufacturer of concrete products equipment), Lafarge Corporation (a limestone mining and cement producer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties), Otsego Memorial Hospital, Community Memorial Hospital, Decorative Panels International (a hardboard manufacturer), OMNI Metalcraft Corp. (a diversified manufacturer), Champion Fortune Corp. (a hardboard manufacturer), Great Lakes Tissue (a paper manufacturer) and various other small companies.

      As of December 31, 2004, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. We expect continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other financial institutions. Many such institutions have greater financial and marketing resources than we have. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition for deposits has come from securities brokers. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

LENDING ACTIVITIES

      GENERAL. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgages that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2004, we had total loans of $196.9 million, of which $102.6 million, or 52.1%, were one-to four-family residential real estate mortgage loans, $29.7 million, or 15.1%, were commercial real estate loans, and $30.2 million, or 15.3%, were commercial loans. Other loans, consisting primarily of consumer loans, totaled $34.4 million, or 17.5% of total loans.

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Our primary lending activity consists of originating one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in our market area. ___ We also originate one- to four-family loans that pay interest only during the initial construction period (which generally does not exceed twelve months) and then pay interest and principal for the remainder of the loan term. We generally sell into the secondary mortgage market all of our one- to four-family fixed-rate mortgage loans with terms of 15 years or more and retain the loan servicing on a majority of these mortgage loans. Most of the mortgage loans originated by us qualify for resale into the secondary mortgage market. One- to four-family residential mortgage loans are underwritten and originated according to policies and guidelines established by the secondary mortgage market agencies and approved by our Board of Directors. We utilize existing liquidity, savings deposit growth, loan repayments, and Federal Home Loan Bank advances to fund new loan originations.

      We currently offer fixed rate one- to four-family residential mortgage loans with terms ranging from 15 to 30 years. One- to four-family residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that our one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of our mortgage loans has decreased significantly because of the declining trend in market interest rates and the unprecedented volume of refinancing activity resulting from such interest rate decreases. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of certainty.

      Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, our interest rate gap position, and loan products offered by our competitors. Our fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make our loan portfolio less interest rate sensitive, loans originated with terms of 15 years or greater are generally underwritten to secondary mortgage market standards and sold. Balloon mortgage loans with five-year terms and adjustable rate mortgage loans are generally underwritten to secondary mortgage market standards, but are retained in our loan portfolio.

      We originate some fixed-rate loans that are generally amortized over 15 years but that have "balloon payments" that are due upon the maturity of the loan in five years. Upon maturity, the balloon mortgage loans are either underwritten as fixed-rate loans and sold in the secondary mortgage market or renewed at current market rates for an additional five-year term. While the majority of our balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over five years.

      Our one- to four-family residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on our fixed-rate mortgage loan portfolio, and we have generally exercised our rights under these clauses.

      Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. Our lending policies limit the maximum loan-to-value ratio on fixed-rate loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property serving as collateral for the loan.

      We make one- to four-family real estate loans with loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the total loan amount to be covered by private mortgage insurance. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

      Beginning in November 2004 we initiated a "skip pay" program for customers with seasoned loans and with an exemplary past payment history. Under this program, for a fee, the customer may choose to skip a residential mortgage payment or a home equity line of credit payment. The program generated $14,500 in fee income for the month of December 2004.

      COMMERCIAL REAL ESTATE LENDING. We also originate commercial real estate loans. At December 31, 2004, we had a total of 253 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income producing properties such as office buildings, retail buildings and motels. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period which generally does not exceed nine months. At December 31, 2004, our commercial real estate loans totaled $29.7 million, or 15.08% of our total loans, and had an average principal balance of $203,169. At December 31, 2004, our largest commercial real estate loan had a principal balance of $3.1 million. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

      Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. However, loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the business or the related real estate property. If the cash flow from the business operation is reduced, the borrower's ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Many of our commercial real estate loans have been made to borrowers whose business operations are untested, which increases our risk.

      CONSUMER AND OTHER LOANS. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2004, consumer and other loans totaled $25.5 million, or 12.97% of our total loan portfolio. At such date, $907,100, or 3.6% of our consumer loans, were unsecured. As of December 31, 2004, home equity loans totaled $9.2 million, or 4.7% of our total loan portfolio, and automobile loans totaled $4.2 million, or 2.1% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

      Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

      Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles, mobile homes, boats and recreational vehicles. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

      COMMERCIAL LOANS. At December 31, 2004, we had $30.2 million in commercial loans which amounted to 15.32% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $2.8 million at December 31, 2004. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

      When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan.

      Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower's ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Many of our commercial loans have been made to borrowers whose business operations are untested, which increases our risk. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2004, our largest commercial loan was a $1.0 million loan for the borrower's working capital purposes secured by fixed assets located in our primary market area. This loan was performing according to its repayment terms at December 31, 2004.

      CONSTRUCTION LOANS. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residence. Our construction loans totaled $8.9 million, or 4.52% of our total loan portfolio, at December 31, 2004. To a lesser extent, we also originate commercial construction loans.

      Our construction loans to home builders are repaid on an interest-only basis for the term of the loan (which is generally six to 12 months), with interest calculated on the amount disbursed to the builders based upon a percentage of completion of construction. These loans have a maximum loan-to-value ratio of 80%, based on the appraised value. Interest rates are fixed during the construction phase of the loan. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals who intend to occupy the completed dwelling are terminated and replaced with a new permanent loan at the end of the construction period. The permanent loans are generally originated pursuant to the same policy guidelines regarding loan-to-value ratios and interest rates that are used in connection with loans secured by one- to four-family residential real estate. Prior to funding a construction loan, we require an appraisal of the property from a qualified appraiser approved by us, and all appraisals are reviewed by us.

      Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. We have attempted to minimize these risks by, among other things, limiting our construction lending primarily to residential properties in our market area and generally requiring personal guarantees from the principals of corporate borrowers.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                         At December 31,
                                      ---------------------------------------------------------------------------------------
                                                2004                           2003                           2002
                                      ------------------------       -------------------------      -------------------------
                                       Amount         Percent          Amount        Percent          Amount        Percent
                                      ---------       -------        ---------       -------         ---------      -------
                                                                      (Dollars in thousands)
Real estate loans:
  Residential mortgage ..........     $ 102,600          52.11%      $  94,988          57.66%      $ 101,943          66.90%
  Commercial mortgage ...........        29,690          15.08%         29,452          17.88%         20,369          13.37%
  Construction ..................         8,906           4.52%          5,907           3.59%          2,946           1.93%
Non real estate loans
  Commercial ....................        30,174          15.32%         13,495           8.19%          7,528           4.94%
  Consumer and other loans ......        25,544          12.97%         20,895          12.68%         19,587          12.85%
                                      ---------         ------       ---------         ------       ---------         ------

  Total Loans ...................     $ 196,914         100.00%      $ 164,737         100.00%        152,373         100.00%
                                                        ======

Other items:
  Unadvanced construction loans .             -                              -                              -
  Deferred loan origination costs            37                             28                              -
  Deferred loan origination fees           (349)                          (269)                          (110)
  Allowance for loan losses .....        (1,214)                        (1,036)                          (922)
                                      ---------                      ---------                      ---------

  Total loans, net ..............     $ 195,388                      $ 163,460                      $ 151,341
                                      =========                      =========                      =========

                                                         At December 31,
                                      -------------------------------------------------------
                                                2001                          2000
                                      -------------------------     -------------------------
                                        Amount        Percent         Amount         Percent
                                      ---------       -------       ---------        -------
                                                      (Dollars in thousands)
Real estate loans:
  Residential mortgage ..........     $ 132,491          74.89%     $ 174,831          79.60%
  Commercial mortgage ...........        14,152           8.00%        10,681           4.86%
  Construction ..................         3,036           1.72%         3,930           1.79%
Non real estate loans
  Commercial ....................         6,052           3.42%         1,424           0.65%
  Consumer and other loans ......        21,172          11.97%        28,765          13.10%
                                      ---------         ------      ---------         ------

  Total Loans ...................     $ 176,903         100.00%     $ 219,631         100.00%
                                                        ======

Other items:
  Unadvanced construction loans .             -                             -
  Deferred loan origination costs             -                            24
  Deferred loan origination fees            (68)                          (49)
  Allowance for loan losses .....          (689)                         (649)
                                      ---------                     ---------

  Total loans, net ..............     $ 176,146                     $ 218,957
                                      =========                     =========

Loan Maturity and Yield Schedule. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2004. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

                      Residential Mortgage   Commercial Mortgage     Construction
                      --------------------   -------------------  -----------------
                                Weighted               Weighted            Weighted
                                Average                 Average             Average
                        Amount    Rate         Amount    Rate      Amount    Rate
                       -------- --------     ---------  -------   -------- ------
                                           (Dollars in thousands)
Due During the Years
Ending December 31,
2005 ...............   $  8,964  6.377%       $  2,580  5.918%    $  8,906  5.254%
2006 ...............      4,505  6.156%          2,068  5.993%           -  0.000%
2007 ...............     10,625  5.918%          2,940  5.968%           -  0.000%
2008 to 2009 .......     32,606  5.557%         20,114  6.379%           -  0.000%
2010 to 2014 .......     12,447  6.159%          1,223  5.989%           -  0.000%
2015 to 2019 .......     14,660  5.674%            664  7.453%           -  0.000%
2019 and beyond ....     18,793  6.415%            101  6.000%           -  0.000%
                       --------  -----        -------- ------     -------- ------
         Total......   $102,600  5.939%       $ 29,690  6.278%    $  8,906  5.254%
                       ========               ========            ========  =====

                           Commercial     Consumer and Other        Total
                       -----------------  ------------------  -----------------
                                Weighted            Weighted           Weighted
                                 Average             Average           Average
                        Amount    Rate       Amount   Rate     Amount    Rate
                       -------- --------  --------- --------  -------- --------
                                           (Dollars in thousands)
Due During the Years
Ending December 31,
2005 ...............   $ 15,549  5.516%     $   562  8.815%   $ 36,561  5.742%
2006 ...............      1,924  7.636%       1,011  8.259%      9,508  6.644%
2007 ...............      1,291  7.172%       2,047  7.401%     16,903  6.202%
2008 to 2009 .......     10,646  6.089%      12,395  7.194%     75,761  6.117%
2010 to 2014 .......        521  6.666%       6,462  8.885%     20,653  7.015%
2015 to 2019 .......          -  0.000%       1,153  8.773%     16,477  5.962%
2019 and beyond ....        243  5.500%       1,914  7.209%     21,051  6.475%
                        -------- ------     ------- ------    -------- ------
         Total......   $ 30,174  5.944%     $25,544  7.788%   $196,914  6.200%
                       ========             =======           ========

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2004 that are contractually due after December 31, 2005.

                                   Due After December 31, 2005
                               -------------------------------------
                                 Fixed       Adjustable      Total
                               ---------     ----------    ---------
                                           (In thousands)
Residential mortgage .....     $  68,568     $  25,068     $  93,636
Commercial mortgage ......        27,110             -     $  27,110
Construction .............             -             -     $       -
Commercial ...............        10,900         3,725     $  14,625
Consumer and other .......        24,566           415     $  24,981
                               ---------     ---------     ---------

         Total loans......     $ 131,144     $  29,208     $ 160,352
                               =========     =========     =========

      LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors and walk-in customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our lending limits vary by officer experience but range from $50,000 to $333,700. The loan committee must approve any loan from $333,701 up to $400,000, and any loan request over $400,000 must be approved by our Board of Directors. Consumer lending limits by officer range from $15,000 to $200,000. For secured commercial loans, the limit ranges from $150,000 to $400,000.

      A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2004, we had outstanding loan commitments of $42.4 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

      Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Freddie Mac seller/servicer guidelines, and closed on standard Freddie Mac documents. If such loans are sold, the sales are conducted using standard Freddie Mac purchase contracts and master commitments as applicable. All one- to four-family mortgage loans that we have sold to Freddie Mac have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.

      We are a qualified loan servicer for Freddie Mac. Our policy has been to retain the servicing rights for all conforming loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

      We require appraisals of real property securing loans. Appraisals are performed by independent appraisers, who are approved by our Board of Directors annually. We require fire and extended coverage insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 80%.

      LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2004, we had $312,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $1,012,000, $801,000 and $818,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $860,487 were included in other assets at December 31, 2004.

      Origination, Purchase and Sale of Loans. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

                                                      YEARS ENDED DECEMBER 31,
                                               ---------------------------------------
                                                 2004           2003           2002
                                               ---------      ---------      ---------
                                                           (In Thousands)
Loans receivable at beginning of period ....   $ 164,496      $ 152,263      $ 176,835

Originations:
  Real estate:
     Residential 1-4 family ................      58,641        132,146         97,487
     Commercial and Multi-family ...........      32,307         35,004         27,211
  Consumer .................................      17,781         18,176          8,340
                                               ---------      ---------      ---------
      Total originations ...................     108,729        185,326        133,038
                                               ---------      ---------      ---------

Loan purchases .............................      11,715              -              -
                                               ---------      ---------      ---------
Loan sales .................................     (23,813)       (81,510)       (68,631)
Transfer of mortgage loans
      to foreclosed real estate ............        (187)          (583)          (618)
Repayments .................................     (64,026)       (91,000)       (88,361)
                                               ---------      ---------      ---------

   Total loans receivable at end of period       196,914        164,496        152,263

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

      COLLECTION PROCEDURES. Our general collection procedures provide that when a mortgage, consumer or commercial loan is 16 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. We will generally send a "due and payable" letter upon a loan becoming 60 days delinquent. This letter grants the mortgagor 30 days to bring the account paid to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated after this 30-day period. To the extent required by regulations of the Department of Housing and Urban Development ("HUD"), generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.

      LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful or when extraordinary efforts are required to collect the debt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

      Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. In general, we consider collateral for a loan to be "in-substance" foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

      When collateral, other than real estate, securing commercial and consumer loans is acquired as a result of delinquency or other reasons, it is classified as Other Repossessed Assets ("ORA") and recorded at the lower of cost or fair market value until it is disposed of.

      When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2004, we held $29,000 in properties that were classified REO/ORA.

      DELINQUENT LOANS. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                               Loan Delinquent For
                                                     ------------------------------------------
                                                         60-89 Days         90 Days and Over           Total
                                                     -----------------     -----------------     -----------------
                                                     Number     Amount     Number     Amount     Number     Amount
                                                     ------     ------     ------     ------     ------     ------
                                                                         (Dollars In Thousands)
At December 31, 2004
  Residential Mortgages ........................          6     $1,045         16     $  960         22     $2,005
  Commercial Mortgages .........................          -          -          -          -          -          -
  Construction .................................          -          -          -          -          -          -
  Commercial ...................................          2        195          1        105          3        300
  Consumer .....................................          5        179         16        175         21        354
                                                     ------     ------     ------     ------     ------     ------
       Total ...................................         13     $1,419         33     $1,240         46     $2,659
                                                     ======     ======     ======     ======     ======     ======

At December 31, 2003
  Residential Mortgages ........................         23     $1,248         10     $  617         33     $1,865
  Commercial Mortgages .........................          -          -          1         77          1         77
  Construction .................................          1         43          -          -          1         43
  Commercial ...................................          3        221          -          -          3        221
  Consumer .....................................         12         90         11        134         23        224
                                                     ------     ------     ------     ------     ------     ------
       Total ...................................         39     $1,602         22     $  828         61     $2,430
                                                     ======     ======     ======     ======     ======     ======

NONPERFORMING ASSETS. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                                  AT DECEMBER 31,
                                                             2004         2003         2002        2001         2000
                                                           -------      -------      -------      -------      -------
                                                                              (Dollars in thousands)
Non-Accrual Loans:
   Residential Mortgage ...............................         21          245          366            -            -
   Commercial Mortgage ................................          -        1,040            -            -            -
   Construction .......................................          -            -            -            -            -
   Commercial .........................................        442            -            -            -            -
   Consumer and other .................................         15            6          261            -            -
                                                           -------      -------      -------      -------      -------

Total non-accrual loans delinquent 90 days or more ....    $   478      $ 1,291      $   627      $     -      $     -
                                                           -------      -------      -------      -------      -------

Accrual loans delinquent 90 days or more:
   Residential Mortgage ...............................        960          617          566          475          498
   Commercial Mortgage ................................          -            -            -            -            -
   Construction .......................................          -           77            -            -           39
   Commercial .........................................        105            -          152            -            -
   Consumer and other .................................        175          134           89          201          168
                                                           -------      -------      -------      -------      -------
     Total accrual loans delinquent 90 days or more ...    $ 1,240      $   828      $   807      $   676      $   705
                                                           -------      -------      -------      -------      -------

Total nonperforming loans (1) .........................    $ 1,718      $ 2,119      $ 1,434      $   676      $   705
                                                           =======      =======      =======      =======      =======

Real Estate Owned:
   Residential Mortgage ...............................          9          199          101          167          134
   Commercial Mortgage ................................          -            -            -            -            -
   Construction .......................................          -            -            -            -            -
   Commercial .........................................          -            -            -            -            -
   Consumer and other .................................         20            -           27           30           16
                                                           -------      -------      -------      -------      -------

Total real estate owned (2) ...........................    $    29      $   199      $   128      $   197      $   150
                                                           =======      =======      =======      =======      =======
Total nonperforming assets ............................    $ 1,747      $ 2,318      $ 1,562      $   873      $   855
                                                           =======      =======      =======      =======      =======

Total nonperforming loans to net loans receivable .....       0.87%        1.28%        0.94%        0.38%        0.32%
Total nonperforming assets to total assets ............       0.66%        1.04%        0.68%        0.36%        0.32%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

      CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities and real estate held for sale considered by the Office of Thrift Supervision to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

      When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at December 31, 2004, classified assets consisted of substandard assets of $1.8 million, special mention assets of $852,000, doubtful assets of $105,000 and no assets classified as loss.

      We classify our assets pursuant to criteria similar to the classification structure provided in the OTS regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

                                                   AT DECEMBER 31,
                                2004        2003        2002       2001        2000
                              -------     -------     -------     -------     -------
                                                  (In Thousands)
Substandard assets ......     $ 1,847     $ 2,295     $ 1,263     $ 2,198     $ 3,182
Doubtful assets .........         105         105         370           -           -
Loss assets .............           -           -           -           -           -
                              -------     -------     -------     -------     -------
  Total classified assets     $ 1,952     $ 2,400     $ 1,633     $ 2,198     $ 3,182

      Our investment in land and real estate at December 31, 2004 was classified as substandard by the Office of Thrift Supervision due to slower than expected sales of building lots and condominium units. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned condominium units located in Alpena, Michigan. At December 31, 2004, 18 of the residential lots had been developed and sold and all but two condominium units had been completed. Management believes this is a viable project with development and sales ongoing. At December 31, 2004, our investment in these properties was approximately $566,000, which is net of an allowance of $121,000 to record the investment at the lower of cost or fair value, less costs to sell. For reporting purposes, this investment is considered "impaired" under the definition of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      ALLOWANCE FOR LOAN LOSSES. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as general allowances determined for each major loan category. Commercial loans and loans secured by commercial real estate are evaluated individually for impairment. Other smaller-balance, homogeneous loan types, including loans secured by one- to four-family residential real estate and consumer installment loans, are evaluated for impairment on a collective basis. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate percentage loss factors to apply to the remaining categories within the loan portfolio to estimate probable losses inherent in these categories of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentage loss factors are determined by management based on our historical loss experience and credit concentrations for the applicable loan category, which may be adjusted to reflect our evaluation of levels of, and trends in, delinquent and non-accrual loans, trends in volume and terms of loans, and local economic trends and conditions.

      We consider commercial and commercial real estate loans and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial and commercial real estate loans have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The increased risk characteristics associated with commercial real estate and land loans and construction loans are considered by management in the evaluation of the allowance for loan losses and generally result in a larger loss factor applied to these segments of the loan portfolio in developing an estimate of the required allowance for loan losses.

      We intend to increase our originations of commercial and commercial real estate loans, and we intend to retain these loans in our portfolio. Because these loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, an increase in our origination (and retention in our portfolio) of these types of loans would, in the absence of other offsetting factors, require us to make additional provisions for loan losses.

      The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      Analysis of the Allowance for Loan Losses. The following table sets forth the activity on our allowance for loan losses for the periods indicated.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                               2004        2003        2002        2001        2000
                                              ------      ------      ------      ------      ------
                                                              (Dollars in thousands)
Allowance at beginning of period ........     $1,036      $  922      $  689      $  649      $  448
                                              ------      ------      ------      ------      ------
Charge-offs:
      Residential Mortgages .............         12          28          36          52           -
      Commercial Mortgages ..............          -           -           8           -           -
      Construction ......................          -           -           -           -           -
      Commercial ........................          -           -           -           -           -
      Consumer and other ................        179         187         190         237         105
                                              ------      ------      ------      ------      ------
             Total charge offs ..........        191         215         234         289         105

Recoveries:
      Residential Mortgages .............          1           -           -           8           -
      Commercial Mortgages ..............          -           -           -           -           -
      Construction ......................          -           -           -           -           -
      Commercial ........................          -           -           -           -           -
      Consumer and other ................         45          62          52          66          26
                                              ------      ------      ------      ------      ------
             Total recoveries ...........         46          62          52          74          26

Net (charge offs) recoveries ............        145         153         182         215          79
Provision for loan losses ...............        323         267         415         255         280
                                              ------      ------      ------      ------      ------

Balance at end of year ..................     $1,214      $1,036      $  922      $  689      $  649
                                              ======      ======      ======      ======      ======

Ratios:
Net Charge-offs to average loans
   outstanding (annualized) .............       0.07%       0.10%       0.12%       0.12%       0.04%

Allowance for loan loss to non-performing
   loans at end of period ...............      70.71%      48.90%      62.77%     101.92%      92.06%

Allowance for loan losses to total
  loans at end of period ................       0.62%       0.63%       0.61%       0.39%       0.30%

MORTGAGE BANKING ACTIVITIES

      Our mortgage banking activities involve the origination and subsequent sale into the secondary mortgage market of one- to four-family residential mortgage loans. When loans are sold into the secondary market, we generally retain the rights to service those loans thereby maintaining our customer relationships. We intend to use these customer relationships to cross-sell additional products and services. Loans that we sell are originated using the same personnel and the same underwriting policies as loans that we maintain in our portfolio. The decision whether to sell a loan is dependent upon the type of loan product and the term of the loan. In recent years, we have sold most of our fixed-rate one- to four-family residential loans with maturities of 15 years or greater, and have retained servicing on all of these loans.

      Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2004, we were servicing loans sold to third parties totaling $139.3 million, and the mortgage servicing rights based on their relative fair value. As of December 31, 2004, we were servicing loans sold to third parties totaling $139.3 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $860,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

INSURANCE BROKERAGE ACTIVITIES

      In March 2003, we acquired InsuranCenter of Alpena ("ICA"), a licensed insurance agency, to increase and diversify our sources of non-interest income. ICA sells life, property, casualty and health insurance products and, to a lesser extent, non-insured investment products. All of these products are sold on an agency basis only. Unlike First Federal of Northern Michigan's net interest income and loan and deposit fee income, which are subject to and largely dependent on swings in market interest rates, the commissions earned on the sales of insurance and investment products generally are not affected by interest rate movements. As such, we expect the income contributed by ICA will add stability to our non-interest income specifically and net income generally.

      ICA sells life, property, casualty and health insurance products to First Federal of Northern Michigan's borrower customers and others. For example, we routinely offer credit life insurance sold through ICA to all borrower customers of First Federal of Northern Michigan, and we expect that borrower customers will be a significant source of business for ICA in the future. In addition, ICA offers workers' compensation insurance, key-man life insurance and property and casualty insurance to our commercial borrowers, which often are small businesses, and we expect this activity to increase as we increase our origination of commercial and commercial real estate loans. Conversely, we expect to provide the community bank services of First Federal of Northern Michigan to the existing insurance clients of ICA. Finally, ICA and First Federal of Northern Michigan are now able to jointly offer complementary products, including Health Savings Accounts (HSAs) and High Deductible Health Insurance Plans (HDHPs) to customers of both entities and the public in general. An HSA is a tax-free savings account established by an eligible individual or by an employer for an eligible employee that works like an IRA, except that the money is intended to be used for qualified health care costs. An HSA plan combines an HDHP with a tax-deductible savings account. An HSA plan can result in lower health insurance premiums coupled with tax savings, enabling many people to substantially cut their health care cost. HSA-qualified health insurance typically costs 10-50% less than traditional full coverage health insurance because of the higher policy deductibles. HSA assets are required by Federal law to be held by a qualified trustee or custodian. First Federal of Northern Michigan has recently completed the requirements to become a qualified HSA custodian and ICA is able to offer HDHPs through Blue Cross/Blue Shield.

      All of the revenue from our insurance segment is derived through sales commissions calculated as a percentage of the premium paid for the insurance product or the dollar value of the investment product. Generally, commission rates vary in amount depending on the type of insurance or investment product sold, as well as the volume and profitability to the underwriter of the business placed with it by ICA during specific periods. Sales commissions on insurance products generally are collected from the underwriter of the insurance and not from the insureds. Sales commissions on investment products generally are collected from the individual investor.

      In recent years, approximately 75% of ICA's revenues have been derived from the sale of Blue Cross/Blue Shield health insurance products. For the twelve months ended December 31, 2004, 35.8% of ICA's health insurance revenues were generated through an exclusive Blue Cross/Blue Shield contract under which business members of 11 chambers of commerce in our market area use ICA as their insurance agency. ICA earns a 2% commission on insurance products sold to business members of the chambers of commerce, and earns a 7% commission on insurance products sold to others. ICA has been operating under this exclusive contract since 1988. The contract provides for an indefinite term, though it may be terminated by either party on 60 days notice. Upon termination, ICA will continue to receive commissions on insurance products sold prior to the termination. Blue Cross/Blue Shield may revise the schedule of commissions under the contract no more frequently than annually.

      The insurance brokerage industry generally and ICA's activities specifically are affected by premium rate levels in the industry and available insurance capacity, since commissions generally are related to the premiums paid by insureds. Revenue is also affected by fluctuations in retained limits, insured values, the development of new products, markets and services, and the volume of business from new and existing clients.

      ICA has operated in Alpena, Michigan since its inception in 1984 and currently employs seven insurance agents. See " -- Subsidiary Activity" on for a further discussion of ICA. ICA also currently employs three brokers that sell non-insured investment products in three branch offices of First Federal of Northern Michigan.

REAL ESTATE DEVELOPMENT ACTIVITIES

      On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See " -- Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2004, we had sold 34 of the 43 lots comprising this property. Our investment in land and real estate is "held for sale" and separately stated in the statement of financial condition, net of any allowance for impairment. Management is actively marketing the property by using local real estate agents to facilitate the sale of these properties. For reporting purposes, this investment is considered "impaired" under the definition in SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell. Costs to sell are the incremental direct costs to transact a sale, that is, the costs that result directly from and are essential to a sale transaction and that would not have been incurred by the entity had the decision to sell not been made. Those costs include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

      Quarterly, management uses recent sales of comparable property to determine estimated future cash flows. The estimated future cash flows are used as the "fair value." The fair value, less cost to sell, is compared to the net carrying amount. If the fair value, less cost to sell, exceeds the recorded amount, a loss is recognized. Losses recognized for the initial and subsequent write-down to fair value, less cost to sell, are recognized in the "gain (loss) on the sale of real estate" line in the statement of income. A gain is recognized for any subsequent increase in fair value, less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of the property is recognized at the date of sale.

      At December 31, 2004, our investment in these properties was approximately $562,000, which was net of an allowance of $121,000. At December 31, 2004, management prepared an analysis by obtaining an updated fair value, less cost to sell, on these properties. Based on the analysis, no further impairment or loss was identified and the allowance remained at $121,000.

INVESTMENT ACTIVITIES

      Our investment securities portfolio comprises U.S. Government and state agency obligations and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, corporate bonds and other investments. At December 31, 2004, we had no investments in unrated securities. At December 31, 2004, $32.4 million, or 77.0% of our investment portfolio was scheduled to mature in less than five years, and $9.7 million, or 23.0%, was scheduled to mature in over five years. At December 31, 2004, $4.6 million, or 10.9% of our investment portfolio was scheduled to mature in less than one year.

      At December 31, 2004, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $33.9 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

      We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2004, mortgage-backed securities totaled $8.0 million, or 3.0% of total assets. At December 31, 2004, 67.8% of our mortgage-backed securities were secured by balloon loans. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.

      We have interests in pools of single-family mortgages in which the principal and interest payments are passed from the mortgage originators, through intermediaries (generally government-sponsored agencies) that pool and repackage loans and sell the participation interest in the form of securities, to investors. These government-sponsored agencies include Freddie Mac, GNMA, or FNMA. The underlying pool of mortgages can be composed of either fixed-rate mortgage loans or adjustable-rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, are shared by the investors in that pool.

      Our investment policy also permits investment in corporate debt obligations. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the creditworthiness of the issuer.

      We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. We generally have maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in our loan origination and other activities.

      SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2004, all of our investment securities were designated as available for sale except for a $1.8 million state municipal bond investment designated as held to maturity.

      Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                            AT DECEMBER 31,
                                           2004                      2003                   2002                      2001
                                  ----------------------     ---------------------   ---------------------    ----------------------
                                  Amortized      Fair        Amortized     Fair      Amortized     Fair       Amortized      Fair
                                    Cost         Value         Cost        Value       Cost        Value        Cost        Value
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
                                                                           (In Thousands)
Debt Securities:
   U.S. Government and
       agency obligations ......  $  27,954    $  27,862     $  16,700   $  17,067   $  30,940   $  31,981    $  13,614    $  13,870
   State agency and municipal
       obligations .............      5,994        5,974         3,900       3,960       3,171       3,287        3,686        3,730
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
   Corporate bonds and other
       obligations .............          -            -         6,163       6,148       4,488       4,580        3,403        3,454
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
Mortgage-backed securities:
   Pass-through securities:
      Fannie Mae ...............        851          824           982         942       1,896       1,957            -            -
      Freddie Mac ..............      4,722        4,666         5,940       5,855       4,098       4,234          946          965
      Ginnie Mae ...............      2,552        2,556           521         537         713         739          984        1,008
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
   Total debt securities .......     42,073       41,882        34,206      34,509      45,305      46,778       22,633       23,026
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
Marketable equity securities
   Common stock ................          2          184            17         161          21         166           21          182
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
   Total equity securities .....          2          184            17         161          21         166           21          182
                                  ---------    ---------     ---------   ---------   ---------   ---------    ---------    ---------
   Total interest securities ...  $  42,075    $  42,066     $  34,223   $  34,670   $  45,326   $  46,944    $  22,654    $  23,208
                                  =========    =========     =========   =========   =========   =========    =========    =========

      Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2004 and 2003 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                                  AT DECEMBER 31, 2004
                                  ------------------------------------------------------------------------------------
                                                         More than One Year  More than Five Years
                                    One Year or Less    Through Five years   Through Ten Years     More than Ten Years
                                  --------------------  -------------------  --------------------  -------------------
                                              Weighted             Weighted             Weighted              Weighted
                                  Amortized   Average   Amortized   Average  Amortized   Average   Amortized   Average
                                    Cost       Yield      Cost      Yield      Cost      Yield       Cost      Yield
                                  ---------  ---------  ---------  --------  ---------  ---------  ---------  --------
                                                                 (Dollars in Thousands)
DEBT SECURITIES:
   U.S. Government and agency
      securities ...............  $   4,535      5.14%  $  23,420     3.79%  $       -     0.00%   $       -      0.00%
   State agency and municipal
      obligations ..............         25      3.10%      4,344     3.50%        250     3.72%       1,375      4.74%
                                  ---------      ----   ---------     ----   ---------     ----    ---------     -----
   Corporate bonds and other
      obligations ..............          -      0.00%          -     0.00%          -     0.00%           -      0.00%
                                  ---------      ----   ---------     ----   ---------     ----    ---------     -----
   Mortgage-backed securities
      Fannie Mae ...............          -      0.00%          -     0.00%        851     3.50%           -      0.00%
      Freddie Mac ..............          -      0.00%      2,041     3.65%      2,643     3.83%          38      2.97%
      Ginnie Mae ...............          -      0.00%          -     0.00%          -     0.00%       2,552      3.59%
                                  ---------      ----   ---------     ----   ---------     ----    ---------     -----

   Total debt securities .......      4,560                29,805                3,744                 3,965
                                  ---------             ---------            ---------             ---------

MARKETABLE EQUITY SECURITIES:
   Common Stock ................          -      0.00%          -     0.00%          -     0.00%           2      0.00%
                                  ---------             ---------            ---------             ---------

 Total investment securities ...  $   4,560             $  29,805            $   3,744             $   3,967
                                  =========             =========            =========             =========

                                                  Total Securities
                                           ------------------------------
                                                                 Weighted
                                           Amortized    Fair     Average
                                             Cost       Value     Yield
                                           ---------  --------   --------
DEBT SECURITIES:
   U.S. Government and agency
      securities ...............           $  27,954  $ 27,862       4.01%
   State agency and municipal
      obligations ..............               5,994     5,974       3.79%
                                           ---------  --------
   Corporate bonds and other
     obligations ...............                   -         -       0.00%
                                           ---------  --------       ----
   Mortgage-backed securities
      Fannie Mae ...............                 851       824       3.50%
      Freddie Mac ..............               4,722     4,666       3.74%
      Ginnie Mae ...............               2,552     2,556       3.59%
                                           ---------  --------       ----

   Total debt securities .......              42,073    41,882
                                           ---------  --------

MARKETABLE EQUITY SECURITIES:
   Common Stock ................                   2       184       0.00%
                                           ---------  --------       ----

 Total investment securities ...           $  42,075  $ 42,066
                                           =========  ========

                                                                     DECEMBER 31, 2003
                                  ------------------------------------------------------------------------------------
                                                         More than One Year  More than Five Years
                                    One Year or Less    Through Five years   Through Ten Years     More than Ten Years
                                  --------------------  -------------------  --------------------  -------------------
                                              Weighted             Weighted             Weighted              Weighted
                                  Amortized   Average   Amortized   Average  Amortized   Average   Amortized   Average
                                    Cost       Yield      Cost      Yield      Cost      Yield       Cost      Yield
                                  ---------  ---------  ---------  --------  ---------  ---------  ---------  --------
                                                                 (Dollars in Thousands)
DEBT SECURITIES:
   U.S. Government and agency
      securities ..............   $   3,007      4.32%  $  13,693     4.65%  $       -      0.00%  $       -     0.00%
   State agency and municipal
      obligations .............       1,459      5.97%      2,111     2.75%        330      4.25%          -     0.00%
                                  ---------      ----   ---------     ----   ---------      ----   ---------     ----
   Corporate bonds and other
      obligations .............       2,464      5.95%      3,699     5.65%          -      0.00%          -     0.00%
                                  ---------      ----   ---------     ----   ---------      ----   ---------     ----

   Mortgage-backed securities
      Fannie Mae ..............           -      0.00%          -     0.00%        982      3.50%          -     0.00%
      Freddie Mac .............           -      0.00%      2,727     3.66%      3,168      3.89%         46     3.07%
      Ginnie Mae ..............           -      0.00%          -     0.00%          -      0.00%        520     4.89%
                                  ---------      ----   ---------     ----   ---------      ----   ---------     ----

   Total debt securities ......       6,930                22,230                4,480                   566
                                  ---------             ---------            ---------             ---------

MARKETABLE EQUITY SECURITIES:
   Common Stock ...............           -      0.00%          -     0.00%          -      0.00%         17     0.00%
                                  ---------             ---------            ---------             ---------

                                                  Total Securities
                                           ------------------------------
                                                                 Weighted
                                           Amortized    Fair     Average
                                             Cost       Value     Yield
                                           ---------  --------   --------
DEBT SECURITIES:
   U.S. Government and agency
      securities ...............           $  16,700  $ 17,067      4.59%
   State agency and municipal
      obligations ..............               3,900     3,960      2.59%
                                           ---------  --------
   Corporate bonds and other
      obligations ..............               6,163     6,148      5.77%
                                           ---------  --------
   Mortgage-backed securities
      Fannie Mae ...............                 982       942      3.50%
      Freddie Mac ..............               5,940     5,855      3.78%
      Ginnie Mae ...............                 521       537      4.89%
                                           ---------  --------      ----
   Total debt securities .......              34,206    34,509

MARKETABLE EQUITY SECURITIES:                     17       161      0.00%
   Common Stock ................           ---------  --------      ----

SOURCES OF FUNDS

      GENERAL. Deposits are the major source of our funds for lending and other investment purposes. We generate deposits from our ten full-service offices in Alpena, Ossineke, Mio, Cheboygan, Oscoda, Lewiston, Mancelona, Alanson and Gaylord. In addition to deposits, we derive funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. We currently are managing liquidity levels and loan funding primarily through secondary mortgage market sales.

      DEPOSITS. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. However, at December 31, 2004, we had $1.6 million of brokered deposits. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above market rates on deposit products.

      Deposits. Deposits in the Bank as of December 31, 2004 were represented by the various types of deposit programs described below.

Weighted                                                                     Minimum                     Percentage
Average    Original                                                          Opening                      of Total
  Rate      Term                           Description                        Amount       Balance        Deposits
-------    -------                         -----------                       -------    -------------     --------
                                                                                        (In thousands)
                                      Checking and Savings

  NA%       N/A                 Non-interest checking                       $        -     $  10,929          5.99%
 0.34%      N/A                 NOW accounts                                       100     $  19,664         10.78%
 0.15%      N/A                 Statement savings                                   50     $  24,975         13.69%
 0.21%      N/A                 IRA Statement Savings                              100     $      40          0.02%
 0.15%      N/A                 ETA Statement Savings                              100     $      24          0.01%
 1.45%      N/A                 Non FDIC sweep accounts                          2,500     $   3,147          1.72%
 1.64%      N/A                 Money market accounts                              500     $  16,837          9.23%
                                                                                           ---------         ------
                                Total checking and savings accounts                        $  75,616         41.44%
                                                                                           ---------         ------
                                      Certificates of Deposit

 0.03%      3 - 5 months        Fixed term, fixed rate                             500         1,452          0.79%
 0.02%      6 -11 months        Fixed term, fixed rate                             500         5,213          2.86%
 0.11%      12-17 months        Fixed term, fixed rate                             500        13,590          7.45%
 0.02%      18-23 months        Fixed term, fixed rate                             500        16,419          9.00%
 0.06%      24-35 months        Fixed term, fixed rate                             500        15,170          8.31%
 0.33%      36-47 months        Fixed term, fixed rate                             500        22,865         12.53%
 1.02%      48-59 months        Fixed term, fixed rate                             500         1,383          0.76%
 0.13%      60+ months          Fixed term, fixed rate                             500         8,054          4.41%
 0.08%      3 -5 months         IRA accounts fixed rate                            250            86          0.05%
 0.16%      6 -11 months        IRA accounts fixed rate                            250           384          0.21%
 0.20%      12-17 months        IRA accounts fixed rate                            250           534          0.29%
 0.07%      18-23 months        IRA accounts fixed rate                            500         1,089          0.60%
 0.25%      24-35 months        IRA accounts fixed rate                            500         1,793          0.98%
 0.13%      36-47 months        IRA accounts fixed rate                            500         3,199          1.75%
 1.05%      48-59 months        IRA accounts fixed rate                            500           300          0.16%
 0.08%      60+ months          IRA accounts fixed rate                            500        11,425          6.26%
 7.07%      1-12 months         Jumbo                                          100,000         1,007          0.55%
 4.23%      12+ months          Jumbo                                          100,000         1,312          0.72%
 5.60%                          Brokered CDs                                                   1,598          0.88%
                                                                                           ---------        ------
                                Total certificates of deposit                              $ 106,873         58.56%

                                Total deposits                                             $ 182,489        100.00%
                                                                                           =========        ======

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                      At December 31,
                        ------------------------------------------------------------------------------------------------------------
                                     2004                                  2003                                  2002
                        --------------------------------     ------------------------------------  --------------------------------
                                 Percent       Increase                 Percent        Increase                Percent     Increase
                                of Total      (Decrease)                of Total      (Decrease)               of Total   (Decrease)
                        Amount     (1)           (2)          Amount      (1)            (2)         Amount      (1)         (1)
                        ------  ---------     ----------   ---------   --------       ----------   --------    --------   ---------
                             (Dollars in thousands)                (Dollars in thousands)               (Dollars in thousands)
Non-interest-
 bearing .............   10,929      5.99%     $  3,647    $   7,282       4.80%      $  1,864     $   5,418      3.47%    $  1,996
NOW accounts .........   19,664     10.78         6,068       13,596       8.96         (1,055)       14,651      9.39          261
Passbook .............   25,039     13.72          (812)      25,851      17.04         (3,408)       29,259     18.74          591
Investment sweep
 account .............    3,147      1.72           160        2,987       1.97            139         2,848      1.82          594
Money market
 accounts ............   16,837      9.22         5,224       11,613       7.66          3,149         8,464      5.42          728

Time deposits that
 mature:
  Less than 12 months    32,224     17.66        (9,719)      41,943      27.65         (3,010)       44,953     28.80       27,994
  Within 12-36 months    60,894     33.37        28,960       31,934      21.05         11,016        20,918     13.40      (15,563)
  Beyond 36 months ...   11,436      6.27        (2,088)      13,524       8.91         (7,909)       21,433     13.73      (21,136)
  Jumbo  .............    2,319      1.27          (653)       2,972       1.96         (5,176)        8,148      5.22       (5,911)
                       --------    ------      --------    ---------     ------       --------     ---------    ------     --------
Total deposits ....... $182,489    100.00%     $ 30,787    $ 151,702     100.00%      $ (4,390)    $ 156,092    100.00%    $(10,446)
                       ========    ======      ========    =========     ======       ========     =========    ======     ========

      Time Deposit Rates. The following table sets forth our time deposits classified by rates as of the dates indicated:

                                                            At December 31,
                                                           ----------------
          Rate                                    2004              2003         2002
          ----                                  ---------         -------       -------
                                                           (In Thousands)
Less than 2%                                    $  22,980         $ 26,192      $19,670
2.00 percent to 2.99 percent                       24,924           14,384       11,537
3.00 percent to 3.99 percent                       33,124           15,349       11,111
4.00 percent to 4.99 percent                       10,227           12,498       13,576
5.00 percent to 6.99 percent                       12,869           18,768       34,394
7.00 percent to 8.99 percent                        2,749            3,183        5,073
                                                ---------         --------      -------
                                                $ 106,873         $ 90,374      $95,361

      Time Deposit Maturities. The following table sets forth the amount and maturities of our time deposits at December 31, 2004.

                                             Less Than          1 -2           2-3            3-5      Greater than
          Rate                               One Year          Years          Years          Years        5 Years       Total
          ----                               --------         --------      -------          -------   ------------    ---------
Less than 2%                                 $ 18,239         $  4,687      $    54          $     -      $     -      $  22,980
2.00 percent to 2.99 percent                    4,591           18,270          528            1,362          173         24,924
3.00 percent to 3.99 percent                    5,452           12,964       11,627            2,904          177         33,124
4.00 percent to 4.99 percent                      595            8,126        1,204               23          279         10,227
5.00 percent to 6.99 percent                    3,019            3,901          709            2,663        2,577         12,869
7.00 percent to 8.99 percent                   1,334                 -          137                -        1,278          2,749
                                             --------         --------      -------          -------      -------      ---------
                                             $ 33,230         $ 47,948      $14,259          $ 6,952      $ 4,484      $ 106,873

      As of December 31, 2004, the aggregate amount of outstanding certificates of deposit in amount greater than or equal to $100,000 was approximately $24.0 million. The following table sets froth the maturity of those certificates as of December 31, 2004.

                                                             CERTIFICATES
                     Maturity Period                          OF DEPOSIT
-------------------------------------------------             ----------
                                                            (IN THOUSANDS)
Three months or less ............................             $     855
Three through six months ........................                   417
Six through twelve months .......................                 4,631
Over twelve months ..............................                18,147
                                                              ---------

Total ...........................................             $  24,050
                                                              =========

      BORROWINGS. Our borrowings consist primarily of advances from the Federal Home Loan Bank. At December 31, 2004, we had access to additional Federal Home Loan Bank advances of up to $20.5 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                                Years Ended December 31,
                                                     -----------------------------------------------
                                                      2004            2003        2002        2001
                                                     ------         -------      ------      -------
                                                                 (Dollars in Thousands)
Balance at end of period                             56,001         47,159       48,414      52,120
Average balance during period                        54,473         49,594       48,532      55,589
Maximum outstanding at any month end                 63,758         49,802       48,414      56,935
Weighted average interest rate at end of period        4.50%          5.25%        5.73%       5.77%
Average interest rate during period                    3.71%          4.73%        5.77%       5.49%

SUBSIDIARY ACTIVITY

      Alpena Bancshares, Inc.'s only direct subsidiary is First Federal of Northern Michigan.

      First Federal of Northern Michigan has two wholly owned subsidiaries. These subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

      One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2004, First Federal of Northern Michigan's investment in Financial Services & Mortgage Corporation was $562,000. The sole asset of the subsidiary is an investment in land and real estate. See "Real Estate Development Activities." At December 31, 2004, Financial Services & Mortgage Corporation had developed seven building sites and two condominiums, all of which were being offered for sale. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to Alpena Bancshares, Inc. on a consolidated basis.

      First Federal of Northern Michigan's second subsidiary, ICA, is a licensed insurance agency engaged in the business of property, casualty and health insurance sales. ICA currently employs three brokers that sell non-insured investment products in three branch offices of First Federal of Northern Michigan. First Federal of Northern Michigan acquired ICA in June 2003 for $2.87 million. ICA's revenues are derived from the sale of life insurance, property and casualty insurance and health insurance. At December 31, 2004, life insurance revenues represented 4% of sales, property and casualty insurance revenues represented 20% of sales and health insurance sales represented 76% of sales. At December 31, 2004, 35% of the health insurance sales resulted from a contract under which 11 chambers of commerce in 10 surrounding counties offer their constituents the opportunity to purchase group health plans through ICA.

      As part of the acquisition, First Federal of Northern Michigan entered into an employment agreement with one of ICA's former owners, which will expire in February 2006. In addition, First Federal of Northern Michigan entered into an "earn out" agreement with one of the former ICA owners that pays up to $300,000 per year if certain net sales goals are achieved. One $300,000 payment was made in February 2004 and another $300,000 payment was paid in February 2005. The earn out agreement expires in December 2005.

PERSONNEL

      As of December 31, 2004, First Federal of Northern Michigan had 93 full-time and 15 part-time employees. None of the its employees is represented by a collective bargaining group. First Federal of Northern Michigan believes its relationship with its employees to be good. ICA had 20 full-time and 2 part-time employees as of the same date. FSMC has no employees.

                           SUPERVISION AND REGULATION

GENERAL

      As a federally chartered savings bank, First Federal of Northern Michigan is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal of Northern Michigan also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal of Northern Michigan also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal of Northern Michigan and prepares reports for consideration by our board of directors on any operating deficiencies. First Federal of Northern Michigan's relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

      There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on our business, financial condition or operations.

FEDERAL BANKING REGULATION

      BUSINESS ACTIVITIES. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Federal of Northern Michigan may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal of Northern Michigan also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal of Northern Michigan directly, including real estate investment, securities brokerage and insurance agency services.

      CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      At December 31, 2004, First Federal of Northern Michigan's capital exceeded all applicable requirements. The following table sets forth First Federal of Northern Michigan's capital position at December 31, 2004 and 2003, as compared to the minimum capital requirements.

                                                                 AT DECEMBER 31,
                                                    2004                             2003
                                       -------------------------------   ----------------------------
                                                           Percent                           Percent
                                            Amount        of Assets          Amount         of Assets
                                            ------        ---------          ------         ---------
                                                             (Dollar in Thousands)
Equity capital ....................          21,777         8.29%             21,951          9.81%

Tangible Capital Requirement:
     Tangible capital level .......          17,140         6.64%             17,019          7.78%
     Requirement ..................           3,873         1.50%              3,283          1.50%
                                            -------        -----              ------          ----
     Excess .......................          13,267         5.14%             13,736          6.28%

Core Capital Requirement:
     Core capital level ...........          17,140         6.64%             17,019          7.78%
     Requirement ..................          10,327         4.00%              8,754          4.00%
                                            -------        -----              ------          ----
     Excess .......................           6,813         2.64%              8,265          3.78%

Risk-based Capital Requirement:
     Risk-based capital level .....          18,436        10.68%             18,119         11.96%
     Requirement ..................          13,806         8.00%             12,116          8.00%
                                            -------        -----              ------         -----
     Excess .......................           4,630         2.68%              6,003          3.96%

      LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2004, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

      QUALIFIED THRIFT LENDER TEST. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or "QTL," test.
Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution's business.

      "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Federal of Northern Michigan also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

      A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, First Federal of Northern Michigan maintained approximately 86.86% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

      CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings bank must file an application for approval of a capital distribution if:

      - the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

      - the savings bank would not be at least adequately capitalized following the distribution;

      - the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      - the savings bank is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      - the savings bank would be undercapitalized following the distribution;

      - the proposed capital distribution raises safety and soundness concerns; or

      - the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      LIQUIDITY. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received a "Satisfactory" Community Reinvestment Act rating in its most recent federal examination.

      TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries will be affiliates of First Federal of Northern Michigan. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      First Federal of Northern Michigan's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal of Northern Michigan's capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal of Northern Michigan's board of directors.

      ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

      STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

      - well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

      - adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

      - undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

      - significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

      -     critically undercapitalized (less than 2% tangible capital).

      Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At December 31, 2004, First Federal of Northern Michigan met the criteria for being considered "well-capitalized."

      INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in First Federal of Northern Michigan are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. First Federal of Northern Michigan's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .0212% of insured deposits to fund interest payments on federal agency bonds maturing in 2017 that were issued to recapitalize the predecessor to the Savings Association Insurance Fund.

      PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the savings bank or its affiliates or not obtain services of a competitor of the savings bank.

      FEDERAL HOME LOAN BANK SYSTEM. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, First Federal of Northern Michigan was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

      Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

THE USA PATRIOT ACT

      The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including federal savings banks, like First Federal of Northern Michigan. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      First Federal of Northern Michigan has established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

PRIVACY REQUIREMENTS OF THE GRAMM-LEACH-BLILEY ACT

      The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

HOLDING COMPANY REGULATION

      Upon completion of the "second-step" conversion, First Federal of Northern Michigan Bancorp, Inc. will be a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision will have enforcement authority over First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Federal of Northern Michigan.

      Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999, to those activities permissible for financial holding companies or for multiple savings and loan holding companies. First Federal of Northern Michigan Bancorp, Inc. will not be a grandfathered unitary savings and loan holding company and, therefore, will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

SARBANES-OXLEY ACT OF 2002

      The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Although we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FEDERAL SECURITIES LAWS

      First Federal of Northern Michigan Bancorp, Inc. has filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, for the registration of the shares of common stock to be issued pursuant to the conversion. Upon completion of the conversion, shares of First Federal of Northern Michigan Bancorp, Inc. common stock will be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. First Federal of Northern Michigan Bancorp, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

      The registration under the Securities Act of 1933 of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of First Federal of Northern Michigan Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of First Federal of Northern Michigan Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If First Federal of Northern Michigan Bancorp, Inc. meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of First Federal of Northern Michigan Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of First Federal of Northern Michigan Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, First Federal of Northern Michigan Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

                                    TAXATION

FEDERAL TAXATION

      GENERAL. Alpena Bancshares, Inc. and First Federal of Northern Michigan are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Alpena Bancshares, Inc. and First Federal of Northern Michigan.

      METHOD OF ACCOUNTING. For federal income tax purposes, First Federal of Northern Michigan currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

      BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996, First Federal of Northern Michigan was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at First Federal of Northern Michigan's taxable income. As a result of the Small Business Protection Act, First Federal of Northern Michigan must use the specific charge off method in computing its bad debt deduction for tax purposes.

      TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2004, First Federal of Northern Michigan's total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

      MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal of Northern Michigan has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years ending in 2001 and 2002. For net operating losses incurred in taxable years ending after 2002, the carryback period is reduced to two years. At December 31, 2004, First Federal of Northern Michigan had no net operating loss carryforwards for federal income tax purposes.

      CORPORATE DIVIDENDS. We may exclude from our income 100% of dividends received from First Federal of Northern Michigan as a member of the same affiliated group of corporations.

      Alpena Bancshares, Inc.'s federal income tax returns have not been audited by the Internal Revenue Service in the last five fiscal years.

STATE AND LOCAL TAXATION

      During 1999, the State of Michigan passed legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. First Federal of Northern Michigan files Michigan Single Business Tax (SBT) returns, and in 2003 was subject to tax at a rate equal to 1.9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. First Federal of Northern Michigan was audited by the State of Michigan in 2001 for the tax years 1997 through 2000. No material adjustments were found.

      Other applicable state taxes include generally applicable sales, use and real property taxes.

      As a Maryland business corporation, First Federal of Northern Michigan Bancorp, Inc. will be required to file annual returns with the State of Maryland.

ITEM 2. PROPERTIES

      As of December 31, 2004, First Federal of Northern Michigan owned its main office and all of its branch offices except for the Lewiston branch office. At December 31, 2004, the net book value of our properties was $4.6 million. The following is a list of our locations:

MAIN OFFICE

100 South Second Avenue
Alpena, Michigan 49707

BRANCH OFFICES

300 South Ripley Boulevard                          625 North Williams Street
Alpena, Michigan  49707                             Mancelona, Michigan 49659

6230 River Street                                   308 North Morenci
Alanson, Michigan 49706                             Mio, Michigan  48647

101 South Main Street                               201 North State Street
Cheboygan, Michigan  49721                          Oscoda, Michigan  48750

1000 South Wisconsin                                11874 U.S. 23 South
Gaylord, Michigan  49735                            Ossineke, Michigan  49766

4236 Salling Street(1)
Lewiston, Michigan  49756

----------
(1) Month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

      Alpena Bancshares, Inc. and First Federal of Northern Michigan are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2004, neither was involved in any claims or lawsuits material to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED

        STOCKHOLDER MATTERS

      The common stock of Alpena Bancshares, Inc. trades on the over the counter bulletin board under the symbol "ALPN." As of March 15, 2005 there was approximately 327 holders of record of Alpena Bancshares Inc.'s common stock and 1,659,480 shares outstanding.

      The following table sets forth market prices and dividend information for the common stock for the past two fiscal years:

  QUARTER ENDED          HIGH         LOW        CASH DIVIDENDS DECLARED
-------------------      -----       -----       -----------------------
December 31, 2004        27.00       16.30                $0.100
September 30, 2004       17.75       15.60                 0.100
June 30, 2004            23.56       17.50                 0.050
March 31, 2004           25.00       20.00                 0.125
December 31, 2003        24.00       18.95                 0.125
September 30, 2003       19.00       16.50                 0.125
June 30, 2003            18.50       14.80                 0.125
March 31, 2003           15.65       14.00                 0.125

      Payment of dividends on Alpena Bancshares, Inc.'s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payments of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. There were no repurchases of the Alpena Bancshares, Inc.'s shares of common stock during the fourth quarter of the fiscal year ended December 31, 2004.

      Alpena Bancshares, Inc. does not have any equity compensation programs that were not approved by shareholders, other than its employee stock ownership plan. Information concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting of Stockholders of First Federal of Northern Michigan Bancorp, Inc. (the "Proxy Statement"), specifically the Section captioned "Proposal I - Election of Directors."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      First Federal of Northern Michigan is a full-service, community-oriented savings bank whose primary lending activity is the origination of one- to four-family residential real estate mortgages, commercial real estate loans, commercial loans and consumer loans. As of December 31, 2004, $102.6 million, or 52.1%, of our total loan portfolio consisted of one- to four-family residential real estate loans, $29.7 million, or 15.1%, and $30.2 million, or 15.3%, of our total loan portfolio consisted of commercial mortgage loans and commercial loans, respectively, and $34.4 million, or 17.5%, of our total loan portfolio consisted of consumer and other loans. In recent years, commercial mortgage loans and commercial loans have grown as a percentage of our loan portfolio for two reasons. First, we have increased our emphasis on originating these loans, which generally have higher interest rates compared to one- to four-family residential real estate loans. In addition, most of these loans are originated with adjustable interest rates, which assists us in managing interest rate risk. Second, most of our one- to four-family residential mortgage loan customers prefer fixed-rate loans in the low interest rate environment that has prevailed over the last several years. Since we sell into the secondary mortgage market a majority of the fixed-rate one- to four-family residential mortgage loans that we originate, one- to four-family residential real estate loans have decreased as a percentage of our total loan portfolio.

      Our results of operations depend primarily on our net interest income, which is the difference between the interest income we receive on our interest-earning assets, such as loans and securities, and the interest expense we pay on our deposits and borrowings. Our results of operations are also affected by non-interest income and non-interest expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees, service charges, insurance commissions and gains (losses) on sales of loans and securities available for sale. Our non-interest expense consists primarily of salaries and employee benefits, occupancy and office expenses, advertising and promotion expense and data processing expenses.

      As the holding company of a federally chartered savings bank, our results of operations are significantly affected by general economic and competitive conditions, and particularly changes in market interest rates, government policies and actions of regulatory authorities. Numerous factors that are beyond our control can cause market interest rates to increase or decline. In addition, we are unable to predict future changes in government policies and actions of regulatory authorities that could have a material impact on our financial performance. As a result, we believe that changes in market interest rates, government policies and actions of regulatory authorities represent the primary uncertainties in predicting our future performance.

BUSINESS STRATEGY

      OPERATING AS A COMMUNITY SAVINGS BANK. We are committed to meeting the financial needs of the communities in which we operate. Our branch network of 10 offices enhances our ability to serve these communities. We provide a broad range of individualized consumer and business financial services. We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries. Our ability to provide these services is enhanced by the experience of our senior management, which has an average of 10 years' experience in the financial services industry.

      INCREASING OUR COMMERCIAL REAL ESTATE AND COMMERCIAL LENDING. Beginning in 2001, we began to increase our originations of commercial real estate and commercial loans. At December 31, 2004, loans secured by commercial real estate totaled $29.7 million, or 15.1% of our total loan portfolio, and commercial loans totaled $30.2 million, or 15.3% of our total loan portfolio. We intend to emphasize the origination of these types of loans in the future and retain them in our portfolio. Commercial real estate and commercial loans generally are originated with higher interest rates compared to one- to four-family residential real estate loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assists us in managing interest rate risk. We believe that our 10-branch network will enable us to increase our commercial and commercial real estate loan portfolio without significant additional fixed costs.

      INCREASING OUR SHARE OF LOWER-COST DEPOSITS. In past years our cost of funds has been relatively high as we accepted higher-costing long-term certificates of deposit to fund our long-term assets such as one- to four-family residential mortgage loans. As we have increased our origination of commercial real estate and commercial loans, most of which are originated with adjustable interest rates, we have decreased our need for higher-costing long-term certificates of deposit. We intend to lower our cost of funds by increasing our share of lower-cost short-term certificates of deposit and lower-cost money market deposits. We also intend to market our non-interest-bearing checking accounts in conjunction with our focus on commercial business lending.

      INCREASING AND DIVERSIFYING OUR SOURCES OF NON-INTEREST INCOME. In June 2003, we acquired ICA, a licensed insurance agency engaged in the business of property, casualty and health insurance, in an effort to increase and diversify our sources of non-interest income. In 2004, property commissions on insurance sales represented approximately 20% of ICA's revenues, commissions on life insurance sales represented approximately 4% of revenues and commissions on health insurance sales represented approximately 76% of revenues.

      MAINTAINING HIGH ASSET QUALITY AND CAPITAL STRENGTH. We are committed to conservative loan underwriting standards and procedures, and we primarily originate loans secured by real estate. As a result, we have consistently experienced low levels of late payments and losses on loans. At December 31, 2004, our ratio of non-performing assets to total assets was 0.66%. At December 31, 2004, our ratio of equity to assets was 8.29%.

      MANAGING OUR INTEREST RATE RISK EXPOSURE BY SELLING FIXED-RATE RESIDENTIAL REAL ESTATE LOANS. Historically, most borrowers have preferred long-term, fixed-rate residential real estate loans when market interest rates are at relatively low levels. These loans expose us to interest rate risk because our liabilities, consisting primarily of deposits, have relatively short maturities. In order to better match the maturities of our loan portfolio to the maturities of our deposits in the current low interest rate environment, we have sold substantially all of the fixed-rate, one- to four-family residential real estate loans with maturities of 15 years or more that we have originated since 2002, and we intend to continue this practice for so long as interest rates remain at current low levels. However, as interest rates rise in future periods as we expect, we anticipate deploying our existing cash and cash equivalents, as well as the net proceeds from the offering, to increase the origination, and retention, of one-to four-family residential mortgage loans in our portfolio.

COMPARISON OF FINANCIAL CONDITION

      Total assets increased $38.9 million, or 17.4%, to $262.8 million at December 31, 2004 from $223.9 million at December 31, 2003. Net loans increased $32.0 million, or 19.6% to $195.4 million at December 31, 2004 from $163.4 million at December 31, 2003. The increase in net loans was the result of the Company's commercial lending activities as well as the purchase of mortgage loans. The commercial loan portfolio grew 40.6% to $61.0 million at December 31, 2004 from $43.4 million at December 31, 2003. Among the reasons for the growth of the commercial loan portfolio was the hiring of two new commercial lenders, one in early in 2003, and the other in mid 2004, as well as the hiring of a commercial credit analyst in 2003. Mortgage lending was slow for the year with total originations of $63.2 million in 2004, as compared to mortgage originations exceeding $132.1 million in 2003, representing a decrease in originations of 52.5% from 2003 to 2004. The 2003 mortgage lending activity reflected the results of high volume loan refinances which resulted from historically low market interest rates. This refinance activity slowed significantly in 2004. Cash and cash equivalents decreased by $2.0 million, or 29.9%, to $4.7 million at December 31, 2004 from $6.7 million at December 31, 2003. Investment securities increased $7.3 million, or 21.0%, to $42.0 million at December 31, 2004 from $34.7 million at December 31, 2003.

      Deposits increased $30.8 million, or 20.3%, to $182.5 million at December 31, 2004 from $151.7 million at December 31, 2003 reflecting the purchase of two branches in May 2004 and our continuing success in attracting deposits through various time deposit promotions. Borrowings, consisting primarily of FHLB advances, increased $9.0 million, or 19.7%, to $54.8 million at December 31, 2004 from $45.8 million at December 31, 2003 as we funded loan growth with short-term advances rather than deposits in anticipation of the net proceeds of our stock offering.

      Stockholders' equity decreased $175,000, or 0.9% to $21.8 million at December 31, 2004 from $22.0 million at December 31, 2003. The decrease was due to lower other comprehensive income resulting from the decline in value of available for sale (AFS) securities and to dividends paid of $277,000. These decreases were partially offset by net income of $404,000.

      COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      General. Net income decreased to $404,000 for the twelve months ended December 31, 2004 from $1.2 million for the twelve months ended December 31, 2003. The decrease in net income resulted primarily from a $715,000 decrease in non-interest income attributable primarily to a decrease in our mortgage banking activities to $580,000 for the twelve months ended December 31, 2004 from $1.6 million for the twelve months ended December 31, 2003. This decrease was partially offset by a $487,000, or 19.6%, increase in insurance and brokerage commissions related to ICA and a $210,000, or 26.2%, increase in service charges and other fees.

      Interest Income. Interest income decreased by $69,000, or 1.0%, to $13.3 million for the twelve months ended December 31, 2004 from $13.4 million for the twelve months ended December 31, 2003. The decrease was primarily due to our sale of longer-term fixed rate mortgage loans in the secondary mortgage market and the reinvestment of sale proceeds in lower-yielding assets, such as investment securities and shorter-duration non-mortgage loans, which caused an overall decline in the yield on our loan portfolio to 6.36% for the twelve months ended December 31, 2004 from 7.18% for the twelve months ended December 31, 2003. The average balance of our loan portfolio increased by $24.9 million, or 15.9%, to $181.0 million for the twelve months ended December 31, 2004 from $156.1 million for the twelve months ended December 31, 2003. The average balance of non-mortgage loans, principally commercial loans and consumer loans, increased by $19.3 million, or 34.8%, to $74.7 million for the twelve months ended December 31, 2004 from $55.4 million for the twelve months ended December 31, 2003. However, the average yield on our commercial loans and consumer loans declined 10 basis points and 102 basis points, respectively, for the twelve months ended December 31, 2004 from the twelve months ended December 31, 2003. The average balance of our one- to four-family residential mortgage loans also increased to $106.3 million for the twelve months ended December 31, 2004 from $100.8 million for the twelve months ended December 31, 2003, while the average yield on such loans decreased to 6.48% from 7.40%.

      Interest Expense. Interest expense decreased to $6.2 million for the twelve months ended December 31, 2004 from $6.5 million for the twelve months ended December 31, 2003, due primarily to lower interest rates paid on our interest-bearing liabilities. The average cost of deposits for the twelve months ended December 31, 2004 decreased to 2.29% from 2.53% for the twelve months ended December 31, 2003. Similarly, the average cost of borrowings decreased to 4.67% for the twelve months ended December 31, 2004 from 5.70% for the twelve months ended December 31, 2003. The decrease in the average cost of deposits and borrowings reflected lower market interest rates, and more than offset an increase in the average balance of deposits and borrowings to $212.7 million for the twelve months ended December 31, 2004 from $194.8 million for the twelve months ended December 31, 2003.

      Net Interest Income. Net interest income increased to $7.1 million for the twelve months ended December 31, 2004 from $6.9 million for the twelve months ended December 31, 2003. The increase reflected an increase in average interest earning assets to $17.2 million from $17.0 million. This increase more than offset a decrease in our average interest rate spread to 2.88% for the twelve months ended December 31, 2004 from 3.00% for the twelve months ended December 31, 2003.

      Provision for Loan Losses. We recorded a provision for loan losses of $323,000 for the twelve months ended December 31, 2004 compared to a provision of $267,000 for the twelve months ended December 31, 2003. We had net charge-offs of $144,500 and $153,000 during the twelve months ended December 31, 2004 and 2003, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $1.2 million, or 0.61% of total loans at December 31, 2004, compared to $1.0 million, or 0.63% of total loans at December 31, 2003. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

      Non-Interest Income. Non-interest income decreased to $4.7 million for the twelve months ended December 31, 2004 from $5.4 million for the twelve months ended December 31, 2003. The decrease was primarily attributable to lower non-interest income attributable to our mortgage banking activities, which decreased to $580,000 from $1.6 million as the high volume loan refinances in 2003 which resulted from historically low market interest rates, slowed significantly in 2004. This decrease reflected a decrease of $730,000 in gain on the sale of mortgages and a decrease of $239,000 in revenues associated with mortgage servicing rights. Other non-interest income decreased to $97,000 for the twelve months ended December 31, 2004 from $257,000 for the twelve months ended December 31, 2003 reflecting, in part, the settlement of an insurance claim in 2003 that did not recur in 2004. Gain on the sale of investment securities decreased to $103,000 for the twelve months ended December 31, 2004 from $320,000 for the twelve months ended December 31, 2003. In 2003, management elected to sell certain bonds during the year to fund loans and pay off high cost maturing Federal Home Loan Bank advances. These decreases in non-interest income were partially offset by a $487,000, or 19.6%, increase in insurance and brokerage commissions attributable to the operations of ICA. The increase in ICA insurance and brokerage commissions in the 2004 period reflected a full year of operations; the 2003 period results reflected only 10 months of ICA operations, as ICA was acquired on March 1, 2003.

      Non-Interest Expense. Non-interest expense increased to $10.9 million for the twelve months ended December 31, 2004 from $10.3 million for the twelve months ended December 31, 2003. Insurance and brokerage commission expense for ICA increased to $1.3 million from $1.1 million. The increase reflected inclusion of 12 months of insurance and brokerage commissions paid to ICA brokers in 2004 as compared to 10 months in 2003 since ICA was acquired on March 1, 2003. Compensation and employee benefits increased to $6.0 million for the twelve months ended December 31, 2004 from $5.8 million for the twelve months ended December 31, 2003. The increase in employee compensation and benefits was a result of higher funding requirements for the pension plan. In addition, the increase reflected a $257,000, or 31.9%, increase in ICA employee compensation and benefits expense as ICA added two new agents and two new brokers in 2004 to further expand sales. The increase also reflected the inclusion of 12 months of ICA employee compensation and benefits in 2004 as compared to 10 months in 2003. Occupancy and equipment expense increased to $1.3 million for the twelve months ended December 31, 2004 from $1.2 million for the twelve months ended December 31, 2003. Contributing to the increase were higher occupancy expenses related to ICA's operations. ICA's occupancy and other operating expenses increased by $48,000, to $273,000 for the twelve months ended December 31, 2004 from

$225,000 for the twelve months ended December 31, 2003. The increase reflected the inclusion of 12 months of ICA occupancy and other operating expense in 2004 as compared to 10 months in 2003.

      Income Taxes. Federal income taxes decreased to $204,000 for the twelve months ended December 31, 2004 from $518,000 for the twelve months ended December 31, 2003. The effective tax rate was 33.5% and 30.0% for 2004 and 2003, respectively. The reduction in income tax reflected lower earnings for the twelve months ended December 31, 2004 compared to December 31, 2003. The increase in the effective tax rate was a result of an increase in non-deductible expenses in 2004 as compared to 2003.

AVERAGE BALANCE SHEET

      The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense..

                                                                               AVERAGE CONSOLIDATED STATEMENTS OF CONDITION
                                                             AT                      FOR YEARS ENDED DECEMBER 31,
                                                         12/31/2004               2004                           2003
                                                         ----------  ----------------------------   -------------------------------
                                                                                          AVERAGE                          AVERAGE
                                                          YIELD /     AVERAGE             YIELD /    AVERAGE               YIELD /
                                                           RATE       BALANCE   INTEREST    RATE    BALANCE    INTEREST      RATE
                                                          -------    --------   --------  -------   --------   --------   ---------
INTEREST-EARNING ASSETS:
LOANS ........................................  197,047      6.38%    181,010    11,513      6.36%   156,131    11,214      7.18%
INVESTMENT SECURITIES ........................   42,163      3.36%     42,458     1,443      3.40%    43,939     1,736      3.95%
OTHER INVESTMENTS ............................    5,317      4.12%      6,436       322      5.00%    11,639       400      3.44%
                                               --------              --------    ------             --------    ------
TOTAL INTEREST EARNING ASSETS ................  244,527      5.81%    229,904    13,278      5.78%   211,709    13,350      6.31%
                                               --------              --------    ------    ------   --------    ------    ------
NON INTEREST EARNING ASSETS ..................   17,648                17,345                         16,018
                                               --------              --------                       --------
TOTAL ASSETS ................................. $262,175              $247,249                       $227,727
                                               ========              ========                       ========
INTEREST-BEARING LIABILITIES:
SAVINGS DEPOSITS ............................. $ 28,035      0.29%   $ 27,615        66      0.24%  $ 29,700       119      0.40%
MONEY MARKET/NOW ACCOUNTS .................... $ 35,861      0.95%   $ 30,777       256      0.83%  $ 24,206       189      0.78%
CERTIFICATES OF DEPOSIT ...................... $106,758      3.33%   $ 99,857     3,294      3.30%  $ 92,900     3,411      3.67%
                                               --------    ------    --------    ------    ------    --------   -------   ------
 TOTAL DEPOSITS .............................. $170,654      2.33%   $158,249    $3,616      2.29%  $146,806    $3,719      2.53%
BORROWED FUNDS ...............................   55,269      4.61%     54,473     2,586      4.67%    47,977     2,736      5.70%
                                               --------    ------    --------    ------    ------   --------    ------    ------
TOTAL INTEREST BEARING LIABILITIES ...........  225,923      2.89%    212,722     6,202      2.90%   194,783     6,455      3.31%
NON-INTEREST BEARING LIABILITIES .............   14,557                12,713                         11,040
                                               --------              --------                       --------
  TOTAL LIABILITIES ..........................  240,480               225,435
STOCKHOLDERS' EQUITY .........................   21,695                21,814
                                               --------              --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $262,175              $247,249
                                               ========              ========
NET INTEREST INCOME ..........................                                   $7,076                         $6,895
                                                                                 ======                         ======
INTEREST RATE SPREAD .........................               2.92%                           2.88%                          3.00%
                                                           ======                          ======                         ======
NET INTEREST - EARNING ASSETS ................                         17,182                         16,926
                                                                     ========                       ========
NET INTEREST MARGIN (1) ......................               3.14%                           3.10%                          3.26%
                                                           ======                          ======                         ======
AVERAGE INTEREST-EARNING ASSETS
TO AVERAGE INTEREST-BEARING LIABILITIES ......             108.23%                         108.08%                        108.69%
                                                           ======                          ======                         ======

----------
(1) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME DIVIDED BY THE INTEREST-EARNING ASSETS.

RATE/VOLUME ANALYSIS

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes in rates (changes in rate multiplied by prior average volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                     YEAR ENDED DECEMBER 31, 2004
                                                             Compared to
                                                     Year ended December 31, 2003
                                                      Increase (Decrease) Due to:
                                                  ------------------------------------
                                                  Volume         Rate            Total
                                                  ------       --------         ------
                                                            (In thousands)
Interest-earning assets:
 Loans receivable ...........................     $1,609       $ (1,309)        $  300
 Investment securities ......................        (57)          (235)        $ (292)
 Other investments ..........................       (220)           141         $  (79)
                                                  ------       --------         ------
  Total interest-earning assets .............      1,332         (1,403)           (71)
                                                  ------       --------         ------
Interest-bearing liabilities:                                                        -
Savings Deposits                                      (8)           (46)           (54)
Money Market/NOW accounts                             54             13             66
Certificates of Deposit                              245           (360)          (115)
                                                  ------       --------         ------
 Deposits ...................................        291           (393)          (103)
 Borrowed funds .............................        366           (516)          (150)
                                                  ------       --------         ------
  Total interest-bearing liabilities .......         657           (909)          (252)
                                                  ------       --------         ------
Change in net interest income ..........          $  675       $   (494)        $  181
                                                  ======       ========         ======

MANAGEMENT OF INTEREST RATE RISK

      QUALITATIVE ANALYSIS. Our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to reduce the exposure of our net interest income to changes in market interest rates. First Federal of Northern Michigan's asset/liability management committee ("ALCO"), which consists of senior management, evaluates the interest rate risk inherent in our assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit-taking strategies accordingly. The Board of Directors reviews the ALCO's activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

      We actively evaluate interest rate risk in connection with our lending, investing and deposit-taking activities. Generally, our loans, which represent the significant majority of our assets, have longer-terms to maturity than our deposits, which represent the significant majority of our liabilities. As of December 31, 2004, $160.4 million, or 81.4% of our loan portfolio, consisted of loans that mature or reprice during the year ending December 31, 2006 and beyond. In contrast, as of December 31, 2004, $97.9 million, or 57.1% of our deposits as of that date, consisted of deposits that mature or reprice in less than one year.

      In an effort to better manage interest rate risk, we have increased our focus on the origination and retention in our portfolio of adjustable-rate residential mortgage loans. In addition, we have increased the origination and retention in our portfolio of commercial real estate and commercial loans, since most of these loans are originated with adjustable interest rates. In the current low interest rate environment, we also have generally sold into the secondary mortgage market all of the fixed-rate, longer-term (15 years or more) residential mortgage loans that we originate, generally on a servicing-retained basis. Finally, we have primarily invested in short- and medium-term securities and have maintained high levels of liquid assets, such as cash and cash equivalents. Shortening the average maturity of our interest-earning assets through these strategies helps us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Maintaining high levels of liquid assets also permits us to invest in higher-yielding securities and loans when market interest rates increase. However, these strategies can be expected to adversely affect net interest income if long-term interest rates remain at low levels. We expect that as long-term interest rates rise, as we expect, we will reduce our mortgage-banking operations, and will retain in our portfolio a larger percentage of the one- to four-family loans that we originate.

      QUANTITATIVE ANALYSIS. We evaluate interest rate sensitivity using a model that estimates the change in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

      The table below sets forth, as of December 31, 2004, the estimated changes in our NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                                                                      NPV AS A PERCENTAGE OF PRESENT VALUE OF
  CHANGE IN                                        ESTIMATED INCREASE (DECREASE) IN                 ASSETS (3)
INTEREST RATES                                                         NPV                              INCREASE (DECREASE)
(BASIS POINTS)(1)   ESTIMATED NPV (2)               AMOUNT           PERCENT          NPV RATIO (4)        (BASIS POINTS)
                              (DOLLARS IN THOUSANDS)
  +300                  $18,770                    $ (5,662)          -23%               7.34%                   (178)
  +200                   21,491                      (2,942)          -12%               8.25%                    (87)
  +100                   23,534                        (899)           -4%               8.89%                    (22)
    --                   24,433                          --                              9.11%                     --
  -100                   23,817                        (616)           -3%               8.81%                    (30)

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)   NPV Ratio represents NPV divided by the present value of assets.

      The table set forth above indicates that at December 31, 2004, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 3% decrease in NPV and a 30 basis point decrease in NPV ratio. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 12% decrease in NPV and an 87 basis point decrease in NPV ratio.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

LIQUIDITY AND CAPITAL RESOURCES

      The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

      Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, borrowings (Federal Home Loan Bank advances), the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments, mortgage loan sales and mortgage-backed securities sales are greatly influenced by market interest rates, economic conditions and competition.

      Liquidity represents the amount of our assets that can be quickly and easily converted into cash without significant loss. Our most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency or government-sponsored enterprise securities and certificates of deposit. We are required to maintain sufficient levels of liquidity as defined by the Office of Thrift Supervision regulations. Current regulations require that we maintain sufficient liquidity to ensure our safe and sound operation. Our current objective is to maintain liquid assets equal to at least 20% of total deposits and Federal Home Loan Bank borrowings due in one year or less. Liquidity as of December 31, 2004 was $76.4 million, or 40.02% of total deposits and Federal Home Loan Bank borrowings due in one year or less, compared to $85.4 million, or 54.4% of this amount at December 31, 2003. The levels of liquidity are dependent on our operating, financing, lending and investing activities during any given period. Our calculation of liquidity includes additional borrowing capacity available with the Federal Home Loan Bank. As of December 31, 2004, we had unused borrowing capacity of $34.7 million. We can pledge additional collateral in the form of investment securities to increase our borrowing capacity.

      We currently retain in our portfolio all adjustable rate residential mortgage loans, short term balloon mortgage loans and fixed rate residential mortgage loans with maturities of less than 15 years, and generally sell the remainder in the secondary mortgage market. We also originate for retention in our loan portfolio, commercial and commercial real estate loans, including real estate development loans. During the twelve months ended December 31, 2004, we originated $58.6 million one- to four-family residential mortgage loans, of which $35.6 million were retained in our portfolio and the remainder were sold into the secondary mortgage market or are being held for sale. This compares to $132.1 million one- to four-family originations during the twelve months ended December 31, 2003, of which $51.6 million were retained in our portfolio. At December 31, 2004, we had outstanding loan commitments of $42.4 million. These commitments included $11.8 million for permanent one- to four-family residential mortgage loans, $10.5 million for non-residential loans, $2.9 million of undisbursed loan proceeds for construction of one- to four-family residences, $8.6 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines, $6.9 million of unused commercial lines of credit, and $465,000 of undisbursed commercial construction loans.

      Deposits are a primary source of funds for use in lending and for other general business purposes. At December 31, 2004, deposits funded 69.4% of our total assets compared to 67.8% at December 31, 2003. Certificates of deposit scheduled to mature in less than one year at December 31, 2004 totaled $33.2 million. We believe that a significant portion of such deposits will remain with us. We monitor the deposit rates offered by competitors in our market area, and we set rates that take into account the prevailing market conditions along with our liquidity position. Moreover, we currently believe that the growth in assets is not expected to require significant in-flows of liquidity. As such, we do not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings also may be used on a longer-term basis to support increased lending or investment activities. At December 31, 2004, we had $54.7 million in Federal Home Loan Bank advances. Total borrowings as a percentage of total assets were 21.3% at December 31, 2004 compared to 21.06% at December 31, 2003.

      As of December 31, 2004, management was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2004, we had no material commitments for capital expenditures.

      Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statement of Cash Flows included with our Consolidated Financial Statements.

      First Federal of Northern Michigan is subject to federal regulations that impose minimum capital requirements. At December 31, 2004, we exceeded all applicable capital requirements.

CRITICAL ACCOUNTING POLICIES

      Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

      We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate..

      The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. To illustrate, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2004 would have changed by approximately $100,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

      MORTGAGE SERVICING RIGHTS. In 2000, we began selling to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2004, we were servicing loans sold to others totaling $139.3 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2004 included the following:

Annual constant prepayment speed (CPR):       11.91%
Weighted average life remaining (in months):     52
Discount rate used:                            7.50%

      At the December 31, 2004 valuation, we calculated the value of our mortgage servicing rights to be $1.5 million. The book value of our mortgage servicing rights as of December 31, 2004 was $860,000 which was $640,000 less than the independent valuation. Because the fair value exceeded the book value, there was no need to establish a valuation allowance. Management believes that the assumptions and estimates used to record and amortize the mortgage servicing rights have been relatively accurate, as evidenced by the fact that the only time it was necessary to record a valuation allowance was in June of 2003 when mortgage interest rates reached near historic lows. The allowance recorded at that time was $29,000. That allowance was reversed in December 2003 when the valuation calculation showed fair value to be $428,000 higher than book value.

      IMPAIRMENT OF INTANGIBLE ASSETS. Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The fair value of goodwill is dependent upon many factors, including our ability to provide quality, cost-effective services in the face of competition. Because of these many factors, management believes this is a critical accounting policy. A decline in earnings as a result of business or market conditions or a run-off of insurance customers over sustained periods could lead to an impairment of goodwill that could adversely affect earnings in future periods.

      A significant portion of our intangible assets, including goodwill, relates to the acquisition premiums recorded with the purchase of ICA and certain branches over the last several years. Intangible assets are reviewed periodically for impairment by comparing the fair value of the intangible asset to the book value of the intangible asset. If the book value is in excess of the fair value, impairment is indicated and the intangibles must be written down to their fair value.

      In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. We are amortizing the value assigned to the customer list and the contract over 20 years. Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of December 31, 2004, and December 31, 2003 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third party contract, then we may need to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings. For example, if it were determined that 10% of the acquired customers were to leave ICA in a single year, then we would need to record an impairment charge that would equal an additional 5% of the original value assigned to the customer list which, in this case, would be $45,000 on a pretax basis. This scenario might also lead to impairment of the goodwill asset that would further reduce earnings. Presently, the customer base and the third party contracts have proven to be longstanding and stable. The third party contract is with a health insurance provider that is the market leader in northeast lower Michigan in providing healthcare coverage, supporting management's evaluation that the asset in not impaired.

      In connection with branch offices that were acquired over the last decade, we assigned the excess of the purchase price over the fair value of the assets acquired to core deposit intangible. The core deposit intangible is tested periodically for impairment. Our original estimates related to the expected life of the deposits have proven to be relatively accurate as evidenced by the fact that no impairment has been recorded. If we determine through testing that a significant portion of the acquired customers no longer do business with us, then the asset would be deemed to be impaired thereby requiring a charge to earnings to the extent appropriate given all of the known factors. We amortize core deposit intangibles over a period of between 10 and 15 years.

OFF-BALANCE SHEET ARRANGEMENTS

      In the ordinary course of business, First Federal of Northern Michigan is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letter of credit. First Federal of Northern Michigan follows the same credit policies in making off-balance sheet commitments as it does for on-balance-sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by First Federal of Northern Michigan, is based on management's credit evaluation of the customer.

      Unfunded commitments under construction lines of credit for residential and commercial properties and commercial lines of credit are commitments for possible future extensions of credit to existing customers, for which funds have not been advanced by First Federal of Northern Michigan.

At December 31, 2004 and December 31, 2003, First Federal of Northern Michigan had $25.7 million and $35.9 million, respectively, of commitments to grant loans, $16.6 million and $11.5 million, respectively, of unfunded commitments under lines of credit and $35,000 and $35,000, respectively, of letters of credit. See Note 12 of the Notes to the Consolidated Financial Statements.

SAFE HARBOR STATEMENT

      When used in this annual report or future filings by Alpena Bancshares, Inc. with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

IMPACT OF INFLATION AND CHANGING PRICES

      The financial statements and related notes of Alpena Bancshares, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation..

SUBSEQUENT EVENTS

      The Company has received final regulatory approval to consummate the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in the Company will be sold to investors. After consummation of the conversion and stock offering, Alpena Bancshares, M.H.C. will cease to exist and the Company will be succeeded by First Federal of Northern Michigan Bancorp, Inc., a Maryland corporation and new holding company for First Federal of Northern Michigan. As a result, First Federal of Northern Michigan Bancorp, Inc. will become wholly owned by public stockholders. The transactions are expected to be consummated upon the close of business on April 1, 2005.

      The plan of conversion and reorganization of Alpena Bancshares, M.H.C. and the issuance and contribution of cash and common stock to First Federal Community Foundation, a charitable foundation established by the Company, were approved by the stockholders of the Company and the members of Alpena Bancshares, M.H.C. on March 23, 2005.

      First Federal of Northern Michigan Bancorp, Inc. has accepted orders to purchase 1,699,869 shares of common stock at a purchase price of $10.00 per share. As a part of the conversion, public stockholders of the Company as of the consummation date will receive 1.8477 shares of First Federal of Northern Michigan Bancorp, Inc. common stock in exchange for each of their existing shares of Company common stock. Cash will be issued in lieu of any fractional shares. The share exchange is expected to occur on April 1, 2005.

      After the consummation of the offering, the existing publicly traded shares of the Company will cease trading. First Federal of Northern Michigan Bancorp, Inc.'s common stock will trade on the Nasdaq National Market under the symbol "FFNM."

ITEM 7.  FINANCIAL STATEMENTS

      The following are included in this item:

      (A)   Report of Independent Registered Public Accounting Firm;

      (B) Consolidated Statement of Financial Condition as of December 31, 2004 and 2003;

      (C) Consolidated Statement of Income for the Years Ended December 31, 2004 and 2004;

      (D) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,2004 and 2003;

      (E) Consolidated Statement of Cash Flows for the Years Ended December 31, 2004 and 2003; and

      (F)   Notes to Consolidated Financial Statements.



ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                                   CONTENTS
REPORT LETTER                                         45

CONSOLIDATED FINANCIAL STATEMENTS

    Statement of Financial Condition                  46

    Statement of Income                               47

    Statement of Changes in Stockholders' Equity      48

    Statement of Cash Flows                           49

    Notes to Consolidated Financial Statements        50

             Report of Independent Registered Public Accounting Firm

Board of Directors
Alpena Bancshares, Inc. and Subsidiaries

We have audited the consolidated statement of financial condition of Alpena Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each year in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpena Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each year in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ PLANTE & MORAN, PLLC

Auburn Hills, Michigan
March 16, 2005

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                    December 31
                                                              -----------------------
                                                                  2004        2003
                                                              -----------   ---------
                        ASSETS
Cash and cash equivalents                                        $ 4,686    $   3,380
Overnight deposits with Federal Home Loan Bank                        53        3,326
                                                              ----------    ---------
        Total cash and cash equivalents                            4,739        6,706

Securities available for sale (Note 2)                            40,233       34,670
Securities held to maturity (Note 2)                               1,800            -
Loans - Net (Note 3)                                             195,388      163,460
Loans held for sale                                                1,096          931
Foreclosed assets                                                     29          199
Real estate held for sale (Note 4)                                   563          439
Federal Home Loan Bank stock                                       4,666        4,460
Property and equipment (Note 5)                                    6,794        5,817
Accrued interest receivable                                        1,035        1,066
Intangible assets (Note 7)                                         2,856        3,102
Goodwill                                                           1,049          749
Other assets (Note 6)                                              2,552        2,324
                                                              ----------    ---------
        Total assets                                          $  262,800    $ 223,923
                                                              ==========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing deposits                               $   10,929    $   7,281
  Interest bearing deposits (Note 8)                             171,560      144,421
  Advances from borrowers for taxes and insurance                     45           96
  Advances from Federal Home Loan Bank (Note 9)                   54,750       45,802
  Note payable (Note 10)                                           1,251        1,357
  Accrued expenses and other liabilities (Note 14)                 2,452        2,496
  Deferred income taxes (Note 11)                                     36          519
                                                              ----------    ---------
        Total liabilities                                        241,023      201,972

STOCKHOLDERS' EQUITY (Note 13)
   Common stock - $1 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 1,659,480 at December 31, 2004
     and 1,657,480 shares at December 31, 2003                     1,659        1,657
   Additional paid-in capital                                      5,357        5,338
   Retained earnings - Restricted                                  5,152        4,807
   Retained earnings                                               9,636        9,854
   Accumulated other comprehensive income (loss)                     (27)         295
                                                              ----------    ---------
        Total stockholders' equity                                21,777       21,951
                                                              ----------    ---------
        Total liabilities and stockholders' equity            $  262,800    $ 223,923
                                                              ==========    =========

See Notes to Consolidated
  Financial Statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF INCOME
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                               Year Ended December 31
                                                                 2004          2003
                                                               ---------      -------
INTEREST INCOME
  Loans, including fees                                        $ 11,513       $11,214
  Investments                                                     1,530         1,866
  Mortgage-backed securities                                        235           270
                                                               --------       -------
    Total interest income                                        13,278        13,350

INTEREST EXPENSE
  Deposits (Note 8)                                               3,616         3,719
  Other borrowings                                                2,586         2,736
                                                               --------       -------
    Total interest expense                                        6,202         6,455
                                                               --------       -------

NET INTEREST INCOME - Before provision for loan losses            7,076         6,895
PROVISION FOR LOAN LOSSES (NOTE 3)                                  323           267
                                                               --------       -------
NET INTEREST INCOME - After provision for loan losses             6,753         6,628
OTHER INCOME (EXPENSES)
  Service charges and other fees                                  1,012           801
  Net gain on sale of loans                                         350         1,138
  Loan servicing fees                                               229           425
  Insurance and brokerage commissions                             2,967         2,480
  Gain on sale of investment securities (Note 2)                    103           320
  Gain (loss) on sale of premises, equipment and real estate        (47)            7
  Other                                                              97           255
                                                               --------       -------
    Total other income                                            4,711         5,426

OPERATING EXPENSES
  Compensation and employee benefits (Note 14)                    6,029         5,772
  Amortization of intangible assets                                 293           292
  Advertising                                                       240           215
  Occupancy and equipment                                         1,264         1,140
  Data processing service bureau                                    339           304
  Professional fees                                                 202           216
  Insurance and brokerage commission                              1,264         1,087
  Other                                                           1,225         1,301
                                                               --------       -------
    Total operating expenses                                     10,856        10,327
                                                               --------       -------

INCOME - Before federal income tax                                  608         1,727
FEDERAL INCOME TAX (Note 11)                                        204           518
                                                               --------       -------
NET INCOME                                                     $    404       $ 1,209
                                                               ========       =======

PER SHARE DATA
  Basic earnings per share                                     $   0.24       $  0.73
  Fully diluted earnings per share                                 0.24          0.73
  Dividends per common share                                       0.38          0.50

                                       47
See Notes to Consolidated
  Financial Statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                   Accumulated
                                                         Additional                   Other          Total
                                                Common    Paid-in     Retained    Comprehensive   Stockholders'
                                                 Stock    Capital     Earnings    Income (Loss)      Equity
                                                ------   ----------   --------    -------------   -------------
BALANCE - January 1, 2003                       $1,645     $5,216     $ 13,819      $ 1,067        $ 21,747

Comprehensive income:
  Net income                                         -          -        1,209            -           1,209
  Other comprehensive income:
    Unrealized appreciation on available-for-
      sale securities - Net of tax of $289           -          -            -         (561)           (561)
    Less reclassification adjustment for
      realized gains included in net income -
      Net of tax of $108                             -          -            -         (211)           (211)
                                                                                                   --------
        Total comprehensive income                                                                      437

Stock options exercised                             12        119            -            -             131
RRP stock release                                    -          3            -            -               3
Dividends paid                                       -          -         (367)           -            (367)
                                                ------     ------     --------      -------        --------

BALANCE - December 31, 2003                      1,657      5,338       14,661          295          21,951

Comprehensive income:
  Net income                                         -          -          404            -             404
  Other comprehensive income:
    Unrealized appreciation on available-for-
      sale securities - Net of tax of $131           -          -            -         (254)           (254)
  Less reclassification adjustment for
    realized gains included in net income -
    Net of tax of $35                                -          -            -          (68)            (68)
                                                                                                   --------
        Total comprehensive income                  82

Stock options exercised                              2         19            -            -              21
Dividends paid                                       -          -         (277)           -            (277)
                                                ------     ------     --------      -------        --------
BALANCE - December 31, 2004                     $1,659     $5,357     $ 14,788      $   (27)       $ 21,777
                                                ======     ======     ========      =======        ========

See Notes to Consolidated
  Financial Statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                               Year Ended December 31
                                                               ----------------------
                                                                 2004         2003
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    404     $  1,209
  Adjustments to reconcile net income to cash from operating activities:
       Depreciation and amortization                                766          782
       Provision for loan losses                                    323          267
       Amortization and accretion on securities                     360          339
       Gain on sale of investment securities                       (103)        (320)
       Originations of loans held for sale                      (23,813)     (81,510)
       Principal amount of loans sold                            23,648       81,121
       Purchase of real estate held for sale                       (124)        (340)
       Proceeds from sale of real estate                              -          398
       (Gain) loss on sale of real estate                             -           (7)
       (Gain) loss on fixed assets                                   47            5
       Change in accrued interest receivable                         31          257
       Change in other assets                                      (478)          12
       Change in accrued expenses and other liabilities             (44)         250
       Change in deferred income taxes                                -          200
                                                               --------     --------
          Net cash provided by operating activities               1,017        2,663

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                         (32,251)     (12,386)
  Proceeds from maturity of available-for-sale securities        10,694       16,852
  Proceeds from sale of securities available-for-sale            19,213       11,982
  Purchase of securities available for sale                     (36,216)     (17,750)
  Purchase of securities held to maturity                        (1,800)           -
  Purchase of Federal Home Loan Bank stock                         (206)        (166)
  Purchase of InsuranCenter of Alpena                              (300)      (1,328)
  Purchase of premises and equipment                             (1,335)      (1,114)
                                                               --------     --------
          Net cash used for investing activities                (42,201)      (3,910)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                            30,787       (4,390)
  Dividends paid on common stock                                   (277)        (367)
  Net increase (decrease) in advances from borrowers                (51)          92
  Additions to advances from FHLB and Notes Payable              11,455        9,500
  Repayments of advances from FHLB and Notes Payable             (2,718)     (12,112)
  Proceeds from exercise of stock options                            21          131
                                                               --------     --------
          Net cash provided by (used for) financing
              activities                                         39,217       (7,146)
                                                               --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,967)      (8,393)
CASH AND CASH EQUIVALENTS - Beginning of year                     6,706       15,099
                                                               --------     --------
CASH AND CASH EQUIVALENTS - End of year                        $  4,739     $  6,706
                                                               ========     ========
SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
  Cash paid for income taxes                                   $    435     $    556
  Cash paid for interest on deposits and borrowings               6,049        6,430
  Stock issued to employees                                           -            3

See Notes to Consolidated
  Financial Statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Alpena Bancshares, Inc. (the "Company") and its subsidiary, First Federal of Northern Michigan (the "Bank"), conduct operations in the northeastern lower peninsula of Michigan. The Bank is primarily engaged in the business of attracting deposits from the general public in its market area and investing those deposits in one- to four-family residential real estate mortgages and, to a lesser extent, commercial real estate loans and consumer loans.

      PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Alpena Bancshares, Inc., First Federal of Northern Michigan, and the Bank's wholly owned subsidiaries, Financial Services & Mortgage Corporation ("FSMC") and InsuranCenter of Alpena.
      (ICA). FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. All significant intercompany balances and transactions have been eliminated in the consolidation.

      Alpena Bancshares, Inc. was formed on November 14, 2000 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of First Federal Savings and Loan Association of Alpena stock held by existing stockholders of the Bank was exchanged for a share of common stock of Alpena Bancshares, Inc., by operation of law. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 56 percent of the Company's capital stock is owned by Alpena Bancshares M.H.C., a mutual holding company. The remaining 44 percent of the Company's stock is owned by the general public, including the Bank's Employee Stock Ownership Plan.

      On June 12, 2003, First Federal of Northern Michigan acquired 100% of the stock of the InsuranCenter of Alpena (ICA). ICA is a licensed insurance agency engaged in the business of property, casualty, and health insurance. The purchase price was $2,866,400. There is a provision for an earn-out payment for the former owners who remain with the organization, of up to $300,000 per year for three years if specific net sales levels are achieved. For the years ended December 31, 2003 and 2004, the net sales level was achieved, the earn-out payment was added to the cost of the acquisition and recorded as goodwill.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The following table summarizes the estimated fair value of the assets acquired:

Current assets                          $    151
Property and equipment                       439
Intangible assets                          1,687
Goodwill                                     657
                                        --------
                Total assets acquired      2,934

Current liabilities                           68
                                        --------

                Net assets acquired     $  2,866
                                        ========

      After allocating the purchase price to the tangible assets as shown above (e.g., property and equipment) the remainder was allocated to the intangible assets. The primary intangible assets are a customer list and an exclusive contract with BCBS, a health insurance company based in Michigan. The exclusive contract provides for a commission of approximately two percent related to all insurance premiums collected by ICA sold through a 10 county Chamber of Commerce group. The intangible asset recorded for this exclusive contract applies to all existing healthcare customers obtained through the group and is in effect for as long as those customers remain with the ICA. Using historical cash flows the customer list was assigned a value of $890,000 and the exclusive contract was valued at $597,000. Both assigned values were arrived at based on a discounted cash flow (DCF) analysis that assumed a 20 year life or 5% runoff of revenue each year. The analysis projected net income which was discounted back to present with a discount rate of 12%. The expected life was determined using historical runoff rates experienced by ICA before acquisition which were less than 5% per year. Thus far the actual runoff since acquisition has been lower than 5% per year.

      The value placed on the non-compete agreement is $200,000 which will be amortized over a 10 year period. The monthly amortization for this expense equates to $1,700 per month. These amortization expenses will be recorded in non-interest expenses on a monthly basis. The goodwill of $657,100 that was created in the transaction will not be amortized but tested annually for impairment. Any future payments made under the earn-out agreement will be added to goodwill.

      The purchase was paid for with cash of $1,028,000 plus a note payable
      (debt) of $1,357,000 and a non-compete liability (balance to be paid over the next nine years) of $180,000.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      To further expand the Bank's penetration throughout Northern Michigan, the Bank purchased two branches from a local financial institution. The branches were located in Mancelona and Alanson. As part of the transaction, the Bank acquired deposits of $12,100,000, fixed assets including the land, buildings and equipment of $299,000, cash and loans of $114,000. The premium paid and the costs associated with the purchase of the two branches acquired in 2004 were approximately $160,000. Of this amount approximately $121,000 was allocated to property acquired based on a third party appraisal and the remaining $39,000 was recorded as Core Deposit Intangible. The intangible is being amortized on a straight line basis over 10 years. The transaction closed on May 21, 2004.

      PLAN OF CONVERSION - On November 12, 2004, the respective Boards of Directors of Alpena Bancshares, M.H.C. (the "Mutual Holding Company"), Alpena Bancshares, Inc. and First Federal of Northern Michigan (the "Bank") adopted a plan of conversion to convert from the mutual holding company form of organization to a fully public holding company structure. The Mutual Holding Company will merge into the Bank, and will no longer exist. Alpena Bancshares, Inc. will be succeeded by a new Maryland corporation with the name First Federal of Northern Michigan Bancorp, Inc. Shares of common stock of Alpena Bancshares, Inc. representing the ownership interest of the Mutual Holding Company will be offered for sale in a subscription offering and possibly a community offering, the net proceeds of which will result in additional capital for First Federal of Northern Michigan Bancorp, Inc. Shares of common stock of Alpena Bancshares, Inc. owned by public shareholders (shareholders other than the Mutual Holding Company) will be converted into the right to receive new shares of First Federal of Northern Michigan Bancorp, Inc. common stock determined pursuant to an exchange ratio. On December 7, 2004, the respective Boards of Directors of the Mutual Holding Company, Alpena Bancshares, Inc. and the Bank amended the plan of conversion to establish a charitable foundation in connection with the conversion. Pursuant to the establishment of the foundation, First Federal of Northern Michigan Bancorp, Inc. intends to make an initial contribution to the foundation of up to 37,500 shares of First Federal of Northern Michigan Bancorp, Inc. common stock and up to $375,000 of cash. The charitable foundation is subject to the approval of the majority of the members of the Mutual Holding Company and a majority of the public shareholders of Alpena Bancshares, Inc. Except for the effect of the issuance of shares to the charitable foundation, the exchange ratio will ensure that immediately after the conversion and exchange of existing shares of Alpena Bancshares, Inc. for new shares, the public shareholders will own the same aggregate percentage of First Federal of Northern Michigan Bancorp, Inc. common stock that they owned immediately prior to the conversion, excluding any shares purchased in the offering.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The plan of conversion provides for the establishment, upon the completion of the conversion, of a special "liquidation account" for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as those terms are defined in the plan of conversion) in an amount equal to the greater of (a) the percentage of the outstanding shares of the common stock of Alpena Bancshares, Inc. owned by the Mutual Holding Company multiplied by Alpena Bancshares, Inc.'s total stockholders' equity as reflected in the latest statement of financial condition contained in the final Prospectus used in the conversion, or (b) the retained earnings of the Bank as of the latest financial statements set forth in the prospectus used in connection with the Bank's initial mutual holding company reorganization and minority stock offering. Each Eligible Account Holder and Supplemental Eligible Account Holder who continues to maintain his or her deposit account at the Bank would be entitled, in the event of a complete liquidation of the Bank after the conversion, to a pro rata interest in the liquidation account prior to any payment to the stockholders of Alpena Bancshares, Inc. The liquidation account will be reduced annually on December 31 to the extent that Eligible Account Holders and Supplemental Eligible Account Holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore such account holder's interest in the liquidation account. Subsequent to the conversion, the Bank may not pay cash dividends or make other capital distributions if the effect thereof would be to reduce its stockholder's equity below the amount of the liquidation account.

      The conversion and related transactions will be accounted for at historical cost, with no resulting change in the historical carrying amounts of assets and liabilities. Costs related to the conversion and offering will be netted against the gross proceeds from the sale of common stock; if the offering is not completed, the costs would be charged to expense. Costs incurred through December 31, 2004 were $135,000.

      CASH AND CASH EQUIVALENTS - For presentation purposes on both the consolidated statement of financial condition and the consolidated statement of cash flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      SECURITIES - Securities classified as available for sale are reported at quoted market value or market value for comparable securities which represents fair value, with unrealized gains and losses, net of related deferred income taxes, included in equity as a component of accumulated other comprehensive income. Gains or losses on the sale of securities and the amount reclassified out of accumulated other comprehensive income are computed based on the adjusted cost of the specific security sold. Mortgage backed securities are all issued by government sponsored agencies such as Freddie Mac and Fannie Mae. Securities classified as held to maturity are carried at cost. Federal Home Loan Bank stock is considered restricted investment security and is carried at cost.

      SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's activities are with customers located within Michigan. Note 2 discusses the types of securities in which the Company invests. Note 3 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

      LOANS - The Company grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual life of the loan.

      The accrual of interest on loans is discontinued at the time the loan is 90 days' delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

      All interest accrued but not collected, for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The allowance consists of specific, general and unallocated components. The specific components relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

      LOANS HELD FOR SALE - The Bank routinely sells to investors its long-term fixed rate residential mortgages. These loans are identified as held for sale and are accounted for at the lower of cost or market on an aggregate basis. The lower of cost or market allowance for loans held for sale was $0 at December 31, 2004 and 2003.

      FORECLOSED ASSETS - Assets acquired in settlement of loans are recorded at the lower of the loan balance or fair value, minus estimated costs to sell, plus capital improvements made thereafter to facilitate sale. Adjustments are made to reflect declines, if any, in the fair value below the recorded amounts. Costs of holding real estate acquired in settlement of loans are reflected in income currently.

      REAL ESTATE HELD FOR SALE - Real estate held for sale is comprised of developed vacant residential lots and completed condominiums in a subdivision located in Alpena, Michigan. For reporting purposes, these properties are included in the Banking segment. These properties are considered "impaired" under the definition in SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the properties are recorded at the lower of its cost or fair value less cost to sell. Costs to sell are the incremental direct costs to transact a sale, that is, the costs that result directly from and are essential to a sale transaction and that would not have been incurred by the entity had the decision to sell not been made. Those costs include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

      Quarterly, management uses recent sales of comparable property to determine estimated future cash flows. The estimated future cash flows are used as the "fair value". The fair value, less costs to sell, is compared to the net carrying amount. If the fair value less cost to sell exceeds the recorded amount, a loss is recognized. Losses recognized for the initial and subsequent write-down to fair value less cost to sell are recognized in the gain (loss) on the sale of real estate line in the statement of income. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of the property is recognized at the date of sale.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT - These assets are recorded at cost, less accumulated depreciation. The Bank uses the straight-line method of recording depreciation for financial reporting. The depreciable lives used by the company are: land improvements 7-10 years, buildings 7-40 years and equipment 3-10 years. Maintenance and repairs are charged to expense and improvements are capitalized.

      CORE DEPOSIT INTANGIBLE - In connection with the purchase of certain branches, the excess of purchase price over fair value of net assets acquired has been allocated to intangible assets. The expected life for core deposit intangibles is based on the type of products acquired in an acquisition. The amortization periods range from 10 to 15 years and are based on the expected life of the products. The expected life was determined based on an analysis of the life of similar products within the Company and local competition in the markets where the branches were acquired. The core deposit intangibles are amortized on a straight line basis. The core deposit intangible is quarterly analyzed for impairment.

      INCOME TAXES - The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      INSURANCE AND BROKERAGE COMMISSIONS - Insurance and brokerage commissions received are recognized over the life of the related insurance contracts as premiums are paid and commissions are earned.

      SERVICING - Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment quarterly based on the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based on discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      OFF BALANCE SHEET INSTRUMENTS - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit.

      In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation has been applied on a prospective basis to guarantees issued or modified after December 31,

      2002. However, the value of such guarantees is immaterial and the adoption of this Standard did not have a material effect on the Corporation's financial statements.

      OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the consolidated statement of financial condition. Such items, along with net income, are components of comprehensive income.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of goodwill, mortgage servicing rights and other intangible assets.

      STOCK COMPENSATION PLAN - The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      There were no options granted in 2004 and 2003.

      The Company's as reported and pro forma information, including stock based compensation expense as if the fair value based method had been applied:

                                                        December 31,
                                                   ----------------------
                                                      2004        2003
                                                   ----------   ---------
As reported net income available to                $      404   $   1,209
  common shareholders
Less: stock-based compensation expense
  determined under fair value method, net of tax            1           1
                                                   ----------   ---------

Pro forma net income                               $      403   $   1,208
                                                   ==========   =========

As reported earnings per share                     $     0.24   $    0.73
Proforma earnings per share                        $     0.24   $    0.73
As reported earnings per diluted share             $     0.24   $    0.73
Pro forma earnings per diluted share               $     0.24   $    0.73

      EARNINGS PER COMMON SHARE - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

      Earnings per common share have been computed based on the following:

                                                December 31,
                                          -----------------------
                                            2004          2003
                                          ----------   ----------
Net income                                $      404   $    1,209
                                          ==========   ==========
Average number of common shares
  outstanding                              1,658,991    1,650,919
Effect of dilutive options                    12,099       10,729
                                          ----------   ----------
Average number of common shares
  outstanding used to calculate diluted
  earnings per common share                1,671,090    1,661,648
                                          ==========   ==========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the Securities and Exchange Commission determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This standard will not have a material effect on our financial condition or results of operations.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of Statement No. 123R includes the recognition and retention plan and the stock option plan we expect to adopt following the stock offering. For shares awarded under the recognition and retention plan, we will recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting required prior to Statement No. 123R. For options granted under the stock option plan, we will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by Statement No. 123R, we will estimate the fair value of our stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. Statement No. 123R did not change existing accounting principles applicable to employee stock ownership plans. The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows, although the effect is not expected to be material.

      RECLASSIFICATIONS - Certain items from December 2003 have been reclassified to conform to the December 31, 2004 presentation.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 2 - INVESTMENT SECURITIES

      Investment securities have been classified according to management's intent. The carrying value and estimated fair value of securities are as follows:

                                                           December 31, 2004
                                             ---------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized   Market
                                                Cost        Gains       Losses      Value
                                             ---------   ----------   ----------   -------
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                            $27,954        $ 51         $143       27,862
  Municipal notes                              4,194          20           72        4,142
  Mortgage-backed securities                   8,125          17           97        8,045
  Other securities                                 2         182            -          184
                                             -------        ----         ----      -------
     Total                                   $40,275        $270         $312      $40,233
                                             =======        ====         ====      =======

SECURITIES HELD TO MATURITY
  Municipal notes                            $ 1,800        $ 33         $  -      $ 1,833
                                             =======        ====         ====      =======

                                                           December 31, 2003
                                             ---------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized   Market
                                                Cost        Gains       Losses      Value
                                             ---------   ----------   ----------   -------
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                            $16,700      $367          $ -         17,067
  Municipal notes                              3,900        60            -          3,960
  Corporation securities                       6,163         -           16          6,147
  Mortgage-backed securities                   7,443         -          108          7,335
  Other securities                                17       144            -            161
                                             -------      ----         ----        -------
         Total                               $34,223      $571         $124        $34,670
                                             =======      ====         ====        =======

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and estimated market value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                         December 31, 2004
                                        -------------------
                                        Amortized   Market
                                          Cost      Value
                                        ---------   -------
AVAILABLE FOR SALE:

Due in one year or less                  $ 4,535    $ 4,564
Due after one year through five years     27,613     27,439
                                         -------    -------
      Subtotal                            32,148     32,003

Equity securities                              2        184
Mortgage-backed securities                 8,125      8,046
                                         -------    -------
      Total                              $40,275    $40,233
                                         =======    =======

HELD TO MATURITY
Due in one year or less                  $    25    $    25
Due after one year through five years        150        153
Due after five years                       1,625      1,655
                                         -------    -------
      Total                              $ 1,800    $ 1,833
                                         =======    =======


      At December 31, 2004 and 2003, securities with a carrying value and fair value of $8,931,000 and $3,611,000, respectively, were pledged to secure certain deposit accounts and FHLB advances.

      Gross proceeds from the sale of available-for-sale securities for the years ended December 31, 2004 and 2003 were $19,213,000 and $11,982,000, respectively, resulting in gross gains of $178,000 and $320,000, respectively and gross losses of $75,000 and $0, respectively.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

      The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of December 31, 2004 and 2003:

                                                     December 31, 2004                               December 31, 2003
                                          --------------------------------------------  --------------------------------------------
                                                                 Unrealized                                   Unrealized
                                                                   Losses                                       Losses
                                                      --------------------------------              --------------------------------
                                                           < 12            > 12                          < 12             > 12
                                          Fair Value       months         months        Fair Value      months           months
                                          ----------  --------------  -------------     ----------  --------------  ----------------
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                            $12,812         $143          $  -            $      -       $   -             $ -
Corporate and other securities                   -            -             -               3,699          41               -
Municipal notes                              3,782           45            27               1,441          13               -
Mortgage-backed securities                   6,137            4            93               5,669          70               -
                                           -------         ----          ----            --------       -----             ---
        Total                              $22,731         $192          $120            $ 10,809       $ 124             $ -
                                           =======         ====          ====            ========       =====             ===


      The Company does not believe that the unrealized losses as of December 31, 2004 and 2003 represent other-than-temporarily impairment. The unrealized losses reported for the above securities relate primarily to changes in interest rates. Individually, the losses were less than 3.0% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the investment securities contained in the previous table for a time necessary to recover the amortized cost.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 3 - LOANS

      Loans at December 31, 2004 and 2003 are summarized as follows:

                                                                      December 31
                                                             ----------------------------
                                                                2004               2003
                                                             ---------          ---------
Real estate loans - One- to four-family residential          $ 110,402          $ 100,895

Commercial loans:
   Secured by real estate                                       30,794             29,452
   Other                                                        30,174             13,495
                                                             ---------          ---------
        Total commercial loans                                  60,968             42,947
Consumer loans                                                  25,544             20,895
                                                             ---------          ---------
        Total gross loans                                      196,914            164,737
Less net deferred fees (costs)                                     312                241
Less allowance for loan losses                                   1,214              1,036
                                                             ---------          ---------
        Total loans - Net                                    $ 195,388          $ 163,460
                                                             =========          =========

      Final loan maturities and rate sensitivity of the loan portfolio are as follows:

                                                           December 31, 2004
                                        ------------------------------------------------------
                                                        One Year         After
                                        Less Than       to Five          Five
                                        One Year         Years           Years         Total
                                        --------       ---------       --------      ---------
Loans at fixed interest rates           $ 20,542       $  79,092       $ 52,052      $ 151,686
Loans at variable interest rates          16,020          25,721          3,487         45,228
                                        --------       ---------       --------      ---------
        Total                           $ 36,562       $ 104,813       $ 55,539      $ 196,914
                                        ========       =========       ========      =========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 3 - LOANS (CONTINUED)

      Certain directors and executive officers of the Company were loan customers during 2004 and 2003. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. An analysis of aggregate loans outstanding to directors and executive officers for the years ended December 31, 2004 and 2003 is as follows:

                                                     December 31
                                               ----------------------
                                                 2004           2003
                                               -------        -------
Aggregate balance - Beginning of Period        $ 1,832        $   981

New loans                                          381          3,655
Repayments                                        (145)        (2,804)
                                               -------        -------
Aggregate balance - End of Period              $ 2,068        $ 1,832
                                               =======        =======

      An analysis of the allowance for loan losses is as follows:

                                               Year Ended December 31
                                               ----------------------
                                                 2004          2003
                                               -------        -------
Balance - Beginning of period                  $ 1,036        $   922

Provision for losses                               323            267
Loans - Charged off                               (191)          (215)
Recoveries                                          46             62
                                               -------        -------
Balance - End of period                        $ 1,214        $ 1,036
                                               =======        =======

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 3 - LOANS (CONTINUED)

      The following is a summary of information pertaining to impaired, non-accrual and delinquent loans:

                                                                       December 31
                                                                   --------------------
                                                                    2004         2003
                                                                   -------      -------
Impaired loans without a valuation allowance                       $     -      $     -
Impaired loans with a valuation
   allowance                                                           441        1,040
                                                                   -------      -------
Total impaired loans                                               $   441      $ 1,040
                                                                   =======      =======
Valuation allowance related to impaired loans                      $    51      $   120
Total non-accrual loans                                            $   478      $ 1,291
Total loans past-due ninety days or more and still accruing        $ 1,240      $   828


                                    Year Ended December 31
                                    ----------------------
                                     2004             2003
                                    -----            -----
Average investment in
   impaired loans                   $ 965            $ 829
                                    =====            =====
Interest income recognized
   on impaired loans                $   -            $   -
                                    =====            =====
Interest income recognized on
   a cash basis on impaired loans   $   -            $   -
                                    =====            =====

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 4 - REAL ESTATE HELD FOR SALE

      Management is actively marketing the real estate by using local real estate agents to facilitate the sale of these properties. The real estate held for sale is determined to be impaired and is recorded at the lower of cost or fair value less costs to sell. The valuation allowance on this project was determined based on recent sales of comparable real estate and existing real estate listings. Losses recognized for the initial and subsequent write-down to fair value less cost to sell are recognized in the "gain (loss) on the sale of real estate" line in the statement of income. The activity in the allowance is as follows:

                                     Year Ended December 31
                                     ----------------------
                                      2004             2003
                                     ------           -----
Valuation allowances:
   Balance at beginning of year      $  121           $ 102
   Additions                              -              19
   Reductions                             -               -
                                          -               -
                                     ------           -----
   Balance at end of year            $  121           $ 121
                                     ======           =====

NOTE 5 - PROPERTY AND EQUIPMENT

      A summary of property and equipment is as follows:

                                                 December 31
                                           -----------------------
                                            2004             2003
                                           -------         -------
Land                                       $ 1,251         $   878
Land improvements                              121              62
Buildings                                    4,495           4,504
Equipment                                    3,867           3,187
                                           -------          -----
      Total property and equipment           9,734           8,631
Less accumulated depreciation                2,940           2,814
                                           -------         -------
      Net property and equipment           $ 6,794         $ 5,817
                                           =======         =======

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 6 - SERVICING

      Loans serviced for others are not included in the accompanying consolidated statement of financial condition. The unpaid principal balances of mortgage and other loans serviced for others were approximately $139,304,000 and $141,340,000 at December 31, 2004 and 2003,
      respectively.

      The balance of capitalized servicing rights, net of valuation allowance, is included in other assets at December 31, 2004 and 2003.

      The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

                                                     December 31,
                                                  ------------------
                                                   2004         2003
                                                  -----        -----
Annual constant prepayment speed (CPR)            11.91%       13.89%
Weighted average life (in months)                    52           48
Discount rate                                      7.50%        7.25%

      The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

                                                             December 31
                                                         ------------------
                                                          2004         2003
                                                         -----        -----
Carrying amount - Beginning of year                      $ 984        $ 869
Originated mortgage servicing rights capitalized           196          656
Amortization of mortgage servicing rights                 (320)        (541)
                                                         -----        -----
           Subtotal                                        860          984

Valuation allowances:
    Balance at beginning of year                             -            -
    Additions                                                -           29
    Reductions                                               -          (29)
    Write-downs                                              -            -
                                                         -----        -----
    Balance at end of year                               $ 860        $ 984
                                                         =====        =====

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 7 - INTANGIBLE ASSETS

      Intangible assets of the Company are summarized as follows:

                                                   December 31, 2004
                                  -------------------------------------------------
                                  Gross Carrying      Accumulated      Net Carrying
                                      Amount          Amortization        Amount
                                  --------------      ------------     ------------
Amortized intangible assets:
        Customer list                $   890             $    82         $   808
        Customer contract                597                  55             542
        Core deposit                   3,081               1,739           1,342
        Non-compete covenant             200                  36             164
                                     -------             -------         -------
        Total                        $ 4,768             $ 1,912         $ 2,856
                                     =======             =======         =======

                                                   December 31, 2004
                                  -------------------------------------------------
                                  Gross Carrying      Accumulated      Net Carrying
                                      Amount          Amortization        Amount
                                  --------------      ------------     ------------
Amortized intangible assets:
        Customer list                $    890            $    37         $   853
        Customer contract                 597                 25             572
        Core deposit                    3,034              1,541           1,493
        Non-compete covenant             200                  16             184
                                     --------            -------         -------
        Total                        $  4,721            $ 1,619         $ 3,102
                                     ========            =======         =======

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 7 - INTANGIBLE ASSETS (CONTINUED)

      Amortization periods for the major classes of intangible assets and in total are as follows as of December 31, 2004.

                              Amortizable Period
Amortizable Intangible            (In years)
----------------------        ------------------
Customer list                         18.1
Customer contract                     18.1
Core deposit                           7.3
Non-compete covenant                   8.1
                                      ----
                                      12.5
                                      ====

      The amortization expense related to intangibles as of December 31, 2004 is as follows:

Year Ended December 31       Annual Amortization
----------------------       -------------------
2005                               $ 287
2006                                 287
2007                                 281
2008                                 278
2009                                 278

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 8 - DEPOSITS

      Deposit accounts, by type and range of rates, consist of the following:

                                              December 31
                                      --------------------------
                                        2004              2003
                                      --------          --------
     Account Type

NOW accounts and MMDA                 $ 36,501          $ 25,209
Regular savings accounts                28,186            28,838
                                      --------          --------
Total                                   64,687            54,047

Certificate of Deposit Rates

0.50 percent to 1.99 percent            22,980            26,192
2.00 percent to 2.99 percent            24,924            14,384
3.00 percent to 3.99 percent            33,124            15,349
4.00 percent to 4.99 percent            10,227            12,498
5.00 percent to 6.99 percent            12,869            18,768
7.00 percent to 8.99 percent             2,749             3,183
                                      --------         ---------
Total certificate of deposits          106,873            90,374
                                      --------         ---------

Total deposits                        $171,560         $ 144,421
                                      ========         =========

      Certificates of deposit $100,000 or greater at December 31, 2004 and 2003 were $23,417,000 and $17,391,000, respectively. The amounts is excess of $100,000 are not federally insured.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 8 - DEPOSITS (CONTINUED)

      The following table sets forth the amount and maturities of certificates of deposit:

                                                   December 31, 2004
                      ----------------------------------------------------------------------------------
                                                      Amount Due
                      ----------------------------------------------------------------------------------
                      Less than         1-2             2-3           3-5       Greater than
      Rate              1 Year         Years           Years         Years         5 Years        Total
---------------       ---------       --------       --------       -------     ------------    --------
0.50 percent to
   1.99 percent        $ 18,239       $  4,687       $     54       $     -       $     -       $ 22,980
2.00 percent to
   2.99 percent           4,591         18,270            528         1,362           173         24,924
3.00 percent to
   3.99 percent           5,452         12,964         11,627         2,904           177         33,124
4.00 percent to
   4.99 percent             595          8,126          1,204            23           279         10,227
5.00 percent to
   6.99 percent           3,019          3,901            709         2,663         2,577         12,869
7.00 percent to
   8.99 percent           1,334              -            137             -         1,278          2,749
                       --------       --------       --------       -------       -------       --------
Total                  $ 33,230       $ 47,948       $ 14,259       $ 6,952       $ 4,484       $106,873
                       ========       ========       ========       =======       =======       ========

      Interest expense on deposits is summarized as follows:

                              Year Ended December 31
                              ----------------------
                                2004         2003
                              -------       -------
NOW and MMDAs                 $   256       $   190
Regular savings                    66           119
Certificates of deposit         3,294         3,410
                              -------       -------

Total                         $ 3,616       $ 3,719
                              =======       =======

      Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $371,000 and $558,000, respectively.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

      Advances outstanding from the Federal Home Loan Bank (FHLB) bear interest that is payable monthly. Pursuant to blanket collateral agreements with the FHLB, advances are collateralized by one- to four-family whole mortgage loans, government agency securities, and highly rated private mortgage-backed securities. The FHLB requires eligible collateral to have a market value equal to 145 percent of advances. The carrying value of loans pledged to secure these advances was approximately $91,101,000 and $101,365,000 at December 31, 2004 and 2003, respectively.

      The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future maturities of the advances are as follows:

             December 31, 2004                               December 31, 2003
--------------------------------------------     ----------------------------------------------
Years Ending                     Average         Years Ending                       Average
December 31        Amount      Interest Rate      December 31        Amount       Interest Rate
------------      --------     -------------     ------------      ---------      ------------
    2005          $ 22,250         4.04             2004           $   8,052          4.20
    2006             6,000         2.89             2005              12,250          5.74
    2008             7,500         4.78             2006               2,000          2.84
    2009             1,000         3.40             2008               6,500          5.40
    2010            18,000         5.49             2010              17,000          5.59
                  --------                                         ---------
Total             $ 54,750         4.48            Total           $  45,802          5.24
                  ========                                         =========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 10 - NOTE PAYABLE

      In connection with the purchase of ICA, a note payable was issued to an individual, payable in annual installments of $180,000, including interest at 5.5 percent. Future maturities of the note are as follows:

      December 31, 2004
---------------------------
 Years Ending
  December 31        Amount
-------------        ------
   2005              $  111
   2006                 117
   2007                 124
   2008                 130
   2009                 138
Thereafter              631
                     ------
  Total              $1,251
                     ======

NOTE 11 - FEDERAL INCOME TAX

      The analysis of the consolidated provision for federal income tax is as follows:

                                  Year Ended December 31
                                  ----------------------
                                   2004            2003
                                  -----           -----
Current provision                 $ 204           $ 318
Deferred provision (credit)           -             200
                                  -----           -----
        Total                     $ 204           $ 518
                                  =====           =====

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 11 - FEDERAL INCOME TAX (CONTINUED)

      A reconciliation of the federal income tax expense and the amount computed by applying the statutory federal income tax rate (34 percent) to income before federal income tax is as follows:

                             Year Ended December 31
                             ----------------------
                              2004             2003
                             ------           -----
Tax at statutory rate        $  207           $  587
Nontaxable dividend             (18)             (22)
Tax-exempt interest             (11)             (20)
Other                            26              (27)
                             ------           ------
   Federal income tax        $  204           $  518
                             ======           ======
Effective Tax Rate             33.6%            30.0%
                             ======           ======

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 11 - FEDERAL INCOME TAX (CONTINUED)

      The net deferred tax liability was comprised of the following temporary differences:

                                                                     December 31
                                                              ------------------------
                                                               2004              2003
                                                              ------            ------
Deferred tax assets:
    Allowance for loan losses                                 $  358            $  311
    Valuation allowance for real estate held for sale             41                41
    Unrealized loss on available-for-sale securities              14                 -
    Other                                                         98                45
    Directors' benefit plan                                      222               152
                                                              ------            ------
        Total deferred tax assets                                733               549

Valuation allowance for deferred tax assets                        -                 -

Deferred tax liabilities:
    Mortgage servicing rights                                    293               334
    Partnership losses                                            74                65
    Depreciation                                                 579               502
    Other                                                        140                15
    Unrealized gains on available-for-sale securities              -               152
                                                              ------            ------
        Total deferred tax liabilities                         1,086             1,068
                                                              ------            ------
        Net deferred tax liability                            $  353            $  519
                                                              ======            ======

      For tax years beginning prior to January 1, 1996, a qualified thrift institution was allowed a bad debt deduction for tax purposes based on a percentage of taxable income or on actual experience. The Bank used the percentage of taxable income method through December 31, 1995.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 11 - FEDERAL INCOME TAX (CONTINUED)

      A deferred tax liability has not been recognized for the tax bad debt base year reserves of the Bank. The base year reserves are the balance of reserves as of December 31, 1987. At December 31 2004 and 2003, the amount of those reserves was approximately $60,000. The amount of the unrecognized deferred tax liability at December 31, 2004 and 2003 was approximately $20,000.

NOTE 12 - OFF BALANCE SHEET RISK COMMITMENTS AND CONTINGENCIES

      CREDIT-RELATED FINANCIAL INSTRUMENTS - The Company is a party to credit-related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition.

      The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

      The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                        December 31
                                                 -----------------------
                                                   2004           2003
                                                 --------       --------
Commitments to grant loans                       $ 25,710       $ 35,868
Unfunded commitments under lines of credit         16,641         11,499
Commercial and standby letters of credit               35             35

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 12 - OFF BALANCE SHEET RISK COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and may not be drawn upon to the total extent to which the Company is committed.

      Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Company generally holds collateral supporting those commitments if deemed necessary.

      COLLATERAL REQUIREMENTS - To reduce credit risk related to the use of credit-related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Company's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

      If the counterparty does not have the right and ability to redeem the collateral or if the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral in its statement of financial condition at fair value with a corresponding obligation to return it.

NOTE 13 - STOCKHOLDERS' EQUITY

      Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitation on payment of dividends, the Bank's results of operations and financial condition, tax considerations, and general economic conditions.

      The Bank filed a notice with the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Company (FDIC) requesting approval to waive payment of cash dividends to Alpena Bancshares M.H.C. (the "M.H.C.") (majority stockholder of the Company). The OTS and FDIC did not object to the dividend waiver request subject to the following conditions:

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

      (1) For as long as the Company and the Bank are controlled by the M.H.C., the amount of dividends waived by the M.H.C. must be segregated and considered as a restriction on retained earnings of the Company;

      (2) The amount of the dividend waived by the M.H.C. shall be available for declaration as a dividend solely to the M.H.C.; and

      (3) The amount of the dividend waived by the M.H.C. must be considered as having been paid by the Company in evaluating any proposed dividend.

      In addition, the OTS may rescind its non-objection to the waiver of dividends for subsequent periods if, based on subsequent developments, the proposed waivers are determined to be detrimental to the safe and sound operation of the Bank.

      If management determines that it is probable that the waived dividends will be paid, it will be necessary to record a liability in accordance with Statement of Financial Accounting Standards No. 5. In management's opinion, it is not probable that the waived dividends will be paid; therefore, a liability has not been recorded in the financial statements of the Company.

      The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet certain capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk-weightings, and other factors.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

      During the most recent regulatory examination, the OTS categorized the Bank as "well-capitalized" per definition of 12 CFR Section 565.4(b)(1). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk based, and tangible equity ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categorization. Consolidated data has not been disclosed as the amounts and ratios are not significantly different.

                                                                                        To be Categorized as
                                                                                       Well-Capitalized Under
                                                                   For Capital           Prompt Corrective
                                            Actual              Adequacy Purposes        Action Provisions
                                    --------------------      --------------------     ----------------------
                                     Amount        Ratio       Amount        Ratio      Amount         Ratio
                                    --------       -----      --------       -----     --------       -------
                                                             (Dollars in Thousands)
December 31, 2004:
   Total capital (to risk-
      weighted assets)              $ 18,436       10.68%     $ 13,806       8.00%     $ 17,258       10.00%
   Tier 1 capital (to risk-
      weighted assets)              $ 17,140        9.93%     $  6,903       4.00%     $ 10,355        6.00%
   Tangible capital (to
      tangible assets)              $ 17,140        6.64%     $  3,873       1.50%     $  5,164        2.00%

December 31, 2003:
   Total capital (to risk-
      weighted assets)              $ 18,119       11.96%     $ 12,116       8.00%     $ 15,146       10.00%
   Tier 1 capital (to risk-
      weighted assets)              $ 17,019       11.24%     $  6,058       4.00%     $  9,087        6.00%
   Tangible capital (to
      tangible assets)              $ 17,019        7.78%     $  3,283       1.50%     $  4,377        2.00%

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

Reconciliation of GAAP to Regulatory Capital

                                                       December 31
                                                 -----------------------
                                                   2004           2003
                                                 --------       --------
GAAP Capital                                     $ 21,777       $ 21,951
Reconciling items:
Less: Investment in and advances to
   nonincludable subsidaries                          759            786
Less: Goodwill and other intangible assets          3,905          3,851
   Unrealized (gain) loss on securities
      available for sale                               27           (295)
   Disallowed mortgage servicing rights                 -              -
                                                 --------       --------
      Tangible and core capital                    17,140         17,019
      Allowable unrealized (gain) loss on
        securities available for sale                  82             64
   General valuation allowance                      1,214          1,036
                                                 --------       --------
  Risk Based Capital                             $ 18,436       $ 18,119
                                                 ========       ========

NOTE 14 - EMPLOYEE BENEFIT PLANS

      RETIREMENT PLANS

      The Bank is a participant in the multiemployer Financial Institutions Retirement Fund (FIRF or the "Plan"), which covers substantially all of its officers and employees. The defined benefit plan covers all employees who have completed one year of service, attained age 21, and worked at least 1,000 hours during the year. Normal retirement age is 65, with reduced benefits available at age 55. The Bank's contributions are determined by FIRF and generally represent the normal cost of the Plan. Specific Plan assets and accumulated benefit information for the Bank's portion of the Plan are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Bank was fully funded in the Plan as of December 31, 2004 and 2003. The expense of the Plan allocated to the Bank for the years ended December 31, 2004 and 2003 was $392,000 and $263,000, respectively.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

      The Bank has a Section 401(k) savings plan covering substantially all of its employees who meet certain age and service requirements. Under the plan, the Bank matches 50 percent of participant contributions up to 3 percent of each participant's compensation during the year. This contribution is dependent upon availability of sufficient net earnings from current or prior years. Additional contributions may be made as approved by the Board of Directors. The expense under the plan for the years ended December 31, 2004 and 2003 was $71,000 and $65,000, respectively.

      The Bank has a nonqualified deferred compensation plan for its directors. Through 1998, each director could voluntarily defer all or part of his or her director's fees to participate in the program. The plan is currently unfunded and amounts deferred are unsecured and remain subject to claims of the Bank's general creditors. Directors are paid once they reach normal retirement age or sooner for reason of death, total disability, or termination. The Bank may terminate the plan at any time. The amount recorded under the plan totaled approximately $654,000 and $617,000 at December 31, 2004 and 2003, respectively. The expense under the plan for the years ended December 31, 2004 and 2003 was $59,000 and $87,000, respectively.

      EMPLOYEE STOCK OWNERSHIP PLAN

      Effective January 1, 1994, the Bank implemented an employee stock ownership plan (ESOP). The ESOP covers substantially all employees who have completed one year of service, attained age 21, and worked at least 1,000 hours during the year. To fund the ESOP, the Bank borrowed $480,000 from an outside party to purchase 48,000 shares of the Company's common stock at $10 per share. The ESOP note was payable quarterly with interest at the prime rate and was retired in 1999. All shares were allocated as of December 31, 1999. Compensation expense is measured by the fair value of ESOP shares allocated to participants during a fiscal year. There was no compensation expense for the years ended December 31, 2004 and 2003.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

      STOCK AWARD PLAN

      The 1996 Recognition and Retention Plan for employees and outside directors authorized the issuance of authorized, but unissued shares of common stock of the Company in an aggregate amount of 27,600 shares of common stock, of which 17,940 shares were available to be awarded to employees and 9,660 shares were available to be awarded to non-employee directors. Restricted stock awards are nontransferable and non-assignable. Awards to non-employee directors vest at the rate of 20 percent of the amount awarded commencing one year from the date of the award, which was April 17, 1996. Awards to executive officers and employees would become fully vested upon termination of employment or service due to death, disability, or normal retirement. Upon termination of employment or service for any other reason, unvested shares are forfeited. The expense under the plan for the years ended December 31, 2004 and 2003 was $0 and $3,000, respectively.

      A summary of shares remaining in the Recognition and Retention Plan are as follows:

Outstanding - January 1, 2003            242
   Vested in 2003                          -
   Forfeited in 2003                       -
   Granted in 2003                      (200)
                                        ----
Outstanding - December 31, 2003           42
   Vested in 2004                          -
   Forfeited in 2004                       -
   Granted in 2004                         -
                                           -
                                        ----
Outstanding - December 31, 2004           42
                                        ====

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

          STOCK OPTION PLAN

          The 1996 stock option plan for certain employees and nonemployee directors authorized the grant of stock options to purchase 69,000 shares of common stock of the Company. Pursuant to the stock option plan, grants may be made of incentive stock options and nonstatutory stock options. Simultaneously with the grant of stock options, the Company may grant limited rights. The limited rights may be exercised only in the event of a change in control. The Company has not issued limited rights under this plan and and has no intention to do so under this plan. Nonemployee directors are only eligible to receive nonstatutory options. Under the terms of the plan, incentive stock options have been granted at fair market value as of the date of the grant that are exercisable any time prior to 10 years from the grant date. The incentive stock options vest ratably over a five year period. Nonstatutory fully vested stock options have been granted at fair market value on the date the option is granted and are exercisable prior to 10 years from the date of grant.

          The following is a summary of activity for stock options:

                                               December 31,
                              ----------------------------------------------
                                      2004                      2003
                              --------------------    ----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                              Number of   Exercise    Numbers of    Exercise
                                Shares     Price        Shares       Price
                              ---------   --------    ----------    --------
Options outstanding at
  beginning of period          29,011      $ 10.57      41,033      $ 10.35
Options granted                     -            -           -            -
Options exercised              (2,000)       10.66     (12,022)        9.81
Options forfeited                (600)       13.75           -            -
                               ------                  -------

Options outstanding at
  end of period                26,411        10.51      29,011        10.57
                               ======                  =======

Exercisable at end of
  period                       24,011        10.18      25,011        10.06

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

          Information pertaining to options outstanding is as follows:

                                                           December 31, 2004
                       ------------------------------------------   -----------------------------------------
                                   Options Outstanding                        Options Exerciseable
                       ------------------------------------------   -----------------------------------------
                                         Weighted-                                  Weighted-
                                          Average       Weighted-                    Average        Weighted-
                                         Remaining       Average                    Remaining        Average
                          Number        Contractual     Exercise      Number       Contractual      Exercise
Exercise Prices ($)    Outstanding    Life (in years)     Price     Exercisable   Life (in years)     Price
--------------------   ------------   ---------------   ---------   -----------   ---------------   ---------
       9.625               4,300           1.44           $ 9.63        4,300          1.44          $  9.63
       10.00              18,111           1.29            10.00       18,111          1.29            10.00
       13.75               4,000           7.24            13.75        1,600          7.24            13.75
                          ------                                       ------

          Total           26,411           2.22          $ 10.51       24,011          1.71          $ 10.18
                          ======                                       ======

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

          CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

          SECURITIES - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

          LOANS HELD FOR SALE - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

          LOANS RECEIVABLE - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits

          LONG-TERM BORROWINGS - The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          The estimated fair values and related carrying or notional amounts of the Company's financial instruments are as follows:

                                                  December 31, 2004                December 31, 2003
                                           ----------------------------      ----------------------------
                                             Carrying        Estimated         Carrying        Estimated
                                             Amounts         Fair Value         Amounts        Fair Value
                                           -----------      -----------      -----------      -----------
Financial assets:
   Cash and cash equivalents               $     4,739      $     4,739      $     6,706      $     6,706
   Securities                                   42,033           42,066           34,670           34,670
   Loans and loans held for sale - Net         196,484          196,416          164,391          165,114
   Federal Home Loan Bank stock                  4,666            4,666            4,460            4,460
   Accrued interest receivable                   1,035            1,035            1,066            1,066

Financial liabilities:
   Customer deposits                           182,489          183,774          151,702          153,572
   Advances from borrowers for
     taxes and insurance                            45               45               96               96
   Federal Home Loan Bank advances              54,750           54,286           45,802           50,925
   Note payable                                  1,251            1,249            1,357            1,357
   Accrued interest payable                        481              481              368              368

NOTE 16 - RESTRICTIONS ON DIVIDENDS

          OTS regulations impose limitations upon all capital distributions including cash dividends. The total amount of dividends that may be paid is generally limited to the sum of the net profits of the bank for the preceding three years. An application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution. In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2004 and 2003, the Bank's retained earnings available for the payment of dividends totaled $1,038,000 and $2,191,000, respectively.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 17 - PARENT-ONLY FINANCIAL STATEMENTS

          The following represents the condensed financial statements of Alpena Bancshares, Inc. ("Parent") only. The Parent-only financial information should be read in conjunction with the Company's consolidated financial statements.

          The condensed balance sheet is as follows:

                                                                  December 31
                                                         ---------------------------
                                                           2004               2003
                                                         ---------          --------
                      ASSETS

Cash at subsidiary bank                                  $     128          $    148
Investment in subsidiary                                    21,470            21,746
Other assets                                                   179                76
                                                         ---------          --------

  Total assets                                           $  21,777          $ 21,970
                                                         =========          ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                              $       -          $     19
Stockholders' equity                                        21,777            21,951
                                                         ---------          --------

  Total liabilities and stockholders' equity             $  21,777          $ 21,970
                                                         =========          ========

          The condensed statement of operations are as follows:

                                                              December 31
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
Operating income                                         $    411      $    350
Operating expense                                              89            60
                                                         --------      --------

Income before income taxes and equity in
   undistributed net income of subsidiary                     322           290

Income tax benefit                                             30            18
                                                         --------      --------

Income before equity in undistributed net income of
   subsidiary                                                 352           308

Equity in undistributed net income of subsidiary               52           901
                                                         --------      --------

Net income                                               $    404      $  1,209
                                                         ========      ========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 17 - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)

          The condensed statement of cash flows is as follows:

                                                                      December 31
                                                                -----------------------
                                                                   2004          2003
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $     404     $   1,209
   Adjustments to reconcile net income to net cash
      from operating activities:
         Equity in undistributed net income of subsidiary             (52)         (901)
         Net change in other assets                                  (135)           13
         Net change in other liabilities                               19           (27)
                                                                ---------     ---------

           Net cash provided by operating activities                  236           294

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of stock options                             21           131
   Dividends paid                                                    (277)         (367)
                                                                ---------     ---------

           Net cash used in financing activities                     (256)         (236)
                                                                ---------     ---------

   NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS              (20)           58

   CASH AND CASH EQUIVALENTS - Beginning of year                      148            90
                                                                ---------     ---------

   CASH AND CASH EQUIVALENTS - End of year                      $     128     $     148
                                                                =========     =========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 18 - SEGMENT REPORTING

          The Company's principal activities include banking and the sale of insurance products through its wholly owned subsidiary, ICA, purchased in 2003. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA received commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.

          The financial information for each operating segment is reported on the basis used internally to evaluate performance and allocate resources. The allocations have been consistently applied for all periods presented. Revenues and expenses between affiliates have been transacted at rates that unaffiliated parties would pay. The only transaction between the segments thus far relates to a deposit on behalf of the ICA included in the Bank. The interest income and interest expense for this transaction has been eliminated. All other transactions are with external customers. The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segment's financial condition and results of operations if they were independent entities.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 18 - SEGMENT REPORTING (CONTINUED)

                                                                                 For Year Ended
                                                                                December 31, 2004
                                                             -------------------------------------------------------
                                                                Bank           ICA        Eliminations       Total
                                                             ----------     ----------     ----------     ----------
INTEREST INCOME                                              $   13,278     $        9     $       (9)    $   13,278
INTEREST EXPENSE                                                  6,211              -             (9)         6,202
                                                             ----------     ----------     ----------     ----------
NET INTEREST INCOME - Before provision for loan losses            7,067              9              -          7,076
PROVISION FOR LOAN LOSSES                                           323              -              -            323
                                                             ----------     ----------     ----------     ----------
NET INTEREST INCOME - After provision for loan losses             6,744              9              -          6,753
OTHER INCOME                                                      1,733          2,978              -          4,711
OPERATING EXPENSES                                                8,071          2,785              -         10,856
                                                             ----------     ----------     ----------     ----------
INCOME - Before federal income tax                                  406            202              -            608
FEDERAL INCOME TAX                                                  136             68              -            204
                                                             ----------     ----------     ----------     ----------
NET INCOME                                                   $      270     $      134     $        -     $      404
                                                             ==========     ==========     ==========     ==========

DEPRECIATION AND AMORTIZATION                                $      641     $      125     $        -     $      766
                                                             ==========     ==========     ==========     ==========
ASSETS                                                       $  259,858     $    3,677     $     (735)    $  262,800
                                                             ==========     ==========     ==========     ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
  Goodwill                                                   $        -     $      300     $        -     $      300
  Intangible assets                                                  47              -              -             47
  Property and equipment                                          1,294             41              -          1,335
                                                             ----------     ----------     ----------     ----------
     TOTAL                                                   $    1,341     $      341     $        -     $    1,682
                                                             ==========     ==========     ==========     ==========

                                                                                 For Year Ended
                                                                                December 31, 2003
                                                             -------------------------------------------------------
                                                                Bank           ICA        Eliminations       Total
                                                             ----------     ----------     ----------     ----------
INTEREST INCOME                                              $   13,350     $        1     $       (1)    $   13,350
INTEREST EXPENSE                                                  6,456              -             (1)         6,455
                                                             ----------     ----------     ----------     ----------
NET INTEREST INCOME - Before provision for loan losses            6,894              1              -          6,895
PROVISION FOR LOAN LOSSES                                           267              -              -            267
                                                             ----------     ----------     ----------     ----------
NET INTEREST INCOME - After provision for loan losses             6,627              1              -          6,628
OTHER INCOME                                                      2,946          2,480              -          5,426
OPERATING EXPENSES                                                8,050          2,277              -         10,327
                                                             ----------     ----------     ----------     ----------
INCOME - Before federal income tax                                1,523            204              -          1,727
FEDERAL INCOME TAX                                                  457             61              -            518
                                                             ----------     ----------     ----------     ----------
NET INCOME                                                   $    1,066     $      143     $        -     $    1,209
                                                             ==========     ==========     ==========     ==========

DEPRECIATION AND AMORTIZATION                                $      661     $      121     $        -     $      782
                                                             ==========     ==========     ==========     ==========
ASSETS                                                       $  220,824     $    3,100     $       (1)    $  223,923
                                                             ==========     ==========     ==========     ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
  Goodwill                                                   $        -     $      749     $        -     $      749
  Intangible assets                                                   -          1,687              -          1,687
  Property and equipment                                          1,101             13              -          1,114
                                                             ----------     ----------     ----------     ----------
     TOTAL                                                   $    1,101     $    2,449     $        -     $    3,550
                                                             ==========     ==========     ==========     ==========

ALPENA BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2004 AND 2003
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The following tables summarize the Company's quarterly results for the fiscal years ended December 31, 2004 and 2003:

                                                                     For the Three-Month Period Ending
                                                       ----------------------------------------------------------
                                                        March 31,        June 30,    September 30,   December 31,
                                                          2004             2004          2004            2004
                                                       -----------     -----------   -------------   ------------
Interest income                                        $     3,091     $     3,261    $     3,446    $     3,480
Interest expense                                             1,445           1,504          1,622          1,631
                                                       -----------     -----------    -----------    -----------

Net interest income                                          1,646           1,757          1,824          1,849
Provision for losses on loans                                   81              65             68            109
Other income                                                 1,138           1,209          1,252          1,112
Other expenses                                               2,724           2,748          2,641          2,743
                                                       -----------     -----------    -----------    -----------

Income - Before income taxes                                   (21)            153            367            109
Federal income taxes                                            (7)             51            123             37
                                                       -----------     -----------    -----------    -----------

Net income                                             $       (14)    $       102    $       244    $        72
                                                       ===========     ===========    ===========    ===========

Basic earnings per share                               $     (0.01)    $      0.06    $      0.15    $      0.04

Fully diluted earnings per share                       $     (0.01)    $      0.06    $      0.15    $      0.04
Weighted average number of shares outstanding                1,659           1,659          1,659          1,659
Weighted average number of shares outstanding,
   including dilutive stock options                          1,671           1,672          1,671          1,672
Cash dividends declared per common share               $     0.125     $     0.050    $     0.100    $     0.100

                                                                    For the Three-Month Period Ending
                                                       ----------------------------------------------------------
                                                        March 31,        June 30,    September 30,   December 31,
                                                          2003             2003          2003            2003
                                                       -----------     -----------   -------------   ------------
Interest income                                        $     3,400     $     3,311    $     3,414    $     3,225
Interest expense                                             1,702           1,652          1,576          1,525
                                                       -----------     -----------    -----------    -----------

Net interest income                                          1,698           1,659          1,838          1,700
Provision for losses on loans                                  162              65             11             29
Other income                                                   582           1,943          1,367          1,534
Other expenses                                               1,994           2,896          2,774          2,663
                                                       -----------     -----------    -----------    -----------

Income - Before income taxes                                   124             641            420            542
Federal income taxes                                            38             215            140            125
                                                       -----------     -----------    -----------    -----------

Net income                                             $        86     $       426    $       280    $       417
                                                       ===========     ===========    ===========    ===========

Basic earnings per share                               $      0.05     $      0.26    $      0.17    $      0.25

Fully diluted earnings per share                       $      0.05     $      0.26    $      0.17    $      0.25
Weighted average number of shares outstanding                1,646           1,646          1,654          1,645
Weighted average number of shares outstanding,
   including dilutive stock options                          1,657           1,659          1,663          1,654
Cash dividends declared per common share               $     0.125     $     0.125    $     0.125    $     0.125

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

      There has been no change in the Company's internal control over the financial reporting during the Company's fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information concerning directors and executive officers is incorporated herein by reference from the Proxy Statement, specifically the Section captioned "Proposal I - Election of Directors".

ITEM 10. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the Section captioned "Proposal I - Election of Directors."

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the Section captioned "Proposal I - Election of Directors."

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

(a)(1)   Financial Statements

            -     Report of Independent Registered Public Accounting Firm

            -     Consolidated Statement of Financial Condition,
                      December 31, 2004 and 2003

            -     Consolidated Statement of Income,
                     Years Ended December 31, 2004 and 2003

      -     Consolidated Statement of Changes in Stockholder Equity,
                  Years Ended December 31, 2004 and 2003

      -     Consolidated Statement of Cash Flows,
                Years Ended December 31, 2004 and 2003

      -     Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedules

         No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)   Exhibits

      3.1 Federal Stock Charter of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K as filed on November 15, 2000)

      3.2   Bylaws of Alpena Bancshares, Inc. (Incorporated by reference to
            Exhibit 3.2 to the Company's 8-K filed on November 15, 2000)

      4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-K as filed on November 15,
            2000)

      10.2 Employment Contract with Ralph Stepaniak (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 30,
            2004)

      10.3 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc., filed on December 10, 2004.)

      10.4  1996 Recognition and Retention Plan (Incorporated by reference to
            Exhibit 10.3 of the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc., filed on December 10, 2004.)

      14 Code of Ethics (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 30, 2004)

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

      Information concerning principal accountant fees and services is incorporated herein by reference to the Proxy Statement , specifically the section captioned "Proposal II - Ratification of Appointment of Auditors."

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALPENA BANCSHARES, INC.

                                   By: /s/ Martin A. Thomson
                                       ----------------------------------------
                                       Martin A. Thomson
                                       President and Chief Executive Officer

                                       Date:  March 30, 2005

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Martin A. Thomson                         By: /s/ Amy E. Essex
    -------------------------------------------       -------------------------------------------------
    Martin A. Thomson, Director, President and        Amy E. Essex, Chief Financial Officer
       Chief Executive Officer                        (Principal Financial and Accounting Officer)
    (Principal Executive Officer)

Date:  March 30, 2005                                 Date:  March 30, 2005

By: /s/ James Rapin                               By: /s/ Keith Wallace
    ------------------------------------------        -------------------------------------------------
    James Rapin, Chairman                             Keith Wallace, Director

Date:  March 30, 2005                                 Date:  March 30, 2005

By: /s/ GaryVanMassenhove                         By: /s/ Thomas R. Townsend
    ------------------------------------------        -------------------------------------------------
    Gary VanMassenhove, Director                      Thomas R. Townsend, Director

Date:  March 30, 2005                                 Date:  March 30, 2005

                                 EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------
      3.1 Federal Stock Charter of Alpena Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K as filed on November 15, 2000)

      3.2   Bylaws of Alpena Bancshares, Inc. (Incorporated by reference to
            Exhibit 3.2 to the Company's 8-K filed on November 15, 2000)

      4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-K as filed on November 15,
            2000)

      10.2 Employment Contract with Ralph Stepaniak (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 30,
            2004)

      10.3 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc., filed on December 10, 2004.)

      10.4  1996 Recognition and Retention Plan (Incorporated by reference to
            Exhibit 10.3 of the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc., filed on December 10, 2004.)

      14 Code of Ethics (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 30, 2004)

      21    Subsidiaries of the Registrant

      23    Consent of Accountants

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1  Section 1350 Certification by Chief Executive Officer

      32.2  Section 1350 Certification by Chief Financial Officer