Form 10QSB
period 2005-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2005-05-16
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        --------------     ----------------

                        Commission File Number 000-31957

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     MARYLAND                               32-0135202
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


Common Stock, Par Value $0.01                 Outstanding at May 9, 2005
      (Title of Class)                              3,100,191 shares

Transitional Small Business Disclosure Format:       Yes         No   X
                                                         -----      -----

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                      INDEX


                            PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of
Regulation S-K is included in this Form 10-QSB as referenced below:

ITEM 1  -  UNAUDITED FINANCIAL STATEMENTS                                         PAGE
                                                                                  ----
             Consolidated Balance Sheet at
               March 31, 2005 and December 31, 2004 ...........................    3
             Consolidated Statements of Income for the Three Months
               Ended March 31, 2005 and March 31, 2004 ........................    4
             Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2005 ......................    5
             Consolidated Statements of Cash Flow for the Three Months Ended
               March 31, 2005 and March 31, 2004 ..............................    6
             Notes to Unaudited Consolidated Financial Statements .............    7
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION .......................   13
ITEM 3  -  CONTROLS AND PROCEDURES ............................................   18

                              PART II - OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS ..................................................   19
ITEM 2 -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ........   19
ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES ....................................   19
ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................   19
ITEM 5 -   OTHER INFORMATION ..................................................   19
ITEM 6 -   EXHIBITS
           Section 302 Certifications .........................................   22
           Section 906 Certifications .........................................   24

When used in this Form 10-QSB or future filings by First Federal of Northern Michigan Bancorp, Inc. (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                               March 31, 2005      December 31, 2004
                                                                               ---------------     -----------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................................     $     2,923,645      $     4,685,913
Overnight deposits with FHLB .............................................             567,678               52,646
                                                                               ---------------      ---------------
Total cash and cash equivalents ..........................................           3,491,323            4,738,559
Securities AFS ...........................................................          39,514,829           40,233,035
Securities HTM ...........................................................           1,800,000            1,800,000
Loans held for sale ......................................................              71,000            1,095,660
Loans receivable, net of allowance for loan losses of $1,296,246 and
  $1,213,938 as of March 31, 2005 and December 31, 2004, respectively ....         198,687,336          195,387,937
Foreclosed real estate and other repossessed assets ......................             196,467               28,907
Real estate held for investment ..........................................             538,898              562,758
Federal Home Loan Bank stock, at cost ....................................           4,715,800            4,666,100
Premises and equipment ...................................................           7,023,201            6,793,998
Accrued interest receivable ..............................................           1,435,682            1,034,695
Intangible assets ........................................................           3,834,841            3,905,422
Goodwill .................................................................           1,049,854            1,049,854
Other assets .............................................................           2,230,845            1,503,209
                                                                               ---------------      ---------------
Total assets .............................................................     $   264,590,076      $   262,800,134
                                                                               ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................     $   178,482,180      $   182,489,148
Advances from borrowers for taxes and insurance ..........................             203,929               44,590
Federal Home Loan Bank advances & Note Payable ...........................          47,051,396           56,001,396
Accrued expenses and other liabilities ...................................          17,271,404            2,488,711
                                                                               ---------------      ---------------

Total liabilities ........................................................         243,008,909          241,023,845
                                                                               ---------------      ---------------

Commitments and contingencies ............................................                  --                   --

Stockholders' equity:
Common stock ($1.00 par value, 20,000,000 shares authorized, 1,659,480 and
1,659,480 shares issued and outstanding at
March 31, 2005 and December 31, 2004 respectively) .......................           1,659,480            1,659,480
Additional paid-in capital ...............................................           5,356,782            5,356,782
Retained earnings, restricted ............................................           5,244,000            5,152,000
Retained earnings ........................................................           9,611,643            9,635,580
Accumulated other comprehensive loss .....................................            (290,738)             (27,553)
                                                                               ---------------      ---------------
Total stockholders' equity ...............................................          21,581,167           21,776,289
                                                                               ---------------      ---------------

Total liabilities and stockholders' equity ...............................     $   264,590,076      $   262,800,134
                                                                               ===============      ===============

-------------------------------------------------------------------------------------------------------------------

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                --------------------------------
                                                                   2005                2004
                                                                -------------      -------------
                                                                           (Unaudited)
Interest income:
Interest and fees on loans ................................     $   3,096,727      $   2,674,279
Interest and dividends on investments .....................           341,644            356,667
Interest on mortgage-backed securities ....................            66,717             60,224
                                                                -------------      -------------
Total interest income .....................................         3,505,088          3,091,170
                                                                -------------      -------------
Interest expense:
Interest on deposits ......................................           980,938            813,407
Interest on borrowings ....................................           617,976            631,206
                                                                -------------      -------------
Total interest expense ....................................         1,598,914          1,444,613
                                                                -------------      -------------

Net interest income .......................................         1,906,174          1,646,557
Provision for loan losses .................................            79,258             81,000
                                                                -------------      -------------
Net interest income after provision for loan losses .......         1,826,916          1,565,557
                                                                -------------      -------------
Non Interest income:
Service charges and other fees ............................           231,421            243,062
Mortgage banking activities ...............................           118,688            143,326
Gain on sale of available-for-sale investments ............                --                 --
Net gain on sale of premises and equipment,
 real estate owned and other repossessed assets ............           (4,907)           (22,885)
Other (See Note 5) ........................................            22,067             20,257
Insurance & Brokerage Commissions .........................           732,054            753,924
                                                                -------------      -------------
Total other income ........................................         1,099,323          1,137,684
                                                                -------------      -------------
Non interest expenses:
Compensation and employee benefits ........................         1,564,284          1,488,698
SAIF Insurance Premiums ...................................             6,489              5,872
Advertising ...............................................            39,857             56,168
Occupancy .................................................           315,000            326,143
Amortization of intangible assets .........................            70,581             77,363
Service Bureau Charges ....................................            89,963             83,164
Insurance & Brokerage Commission Expense ..................           280,499            315,561
Professional Services .....................................            58,656             76,553
Other (See Note 6) ........................................           286,853            294,602
                                                                -------------      -------------
Other expenses ............................................         2,712,182          2,724,124
                                                                -------------      -------------

Income before income tax expense ..........................           214,057            (20,883)
Income tax expense ........................................            72,046             (6,479)
                                                                -------------      -------------
Net income ................................................     $     142,011      $     (14,404)
                                                                =============      =============

-------------------------------------------------------------------------------------------------
Per share data:
Basic earnings per share ..................................     $        0.09      $       (0.01)
Weighted average number of shares outstanding .............         1,659,480          1,658,554

Diluted earnings per share ................................     $        0.08      $       (0.01)
Weighted average number of shares outstanding,
including dilutive stock options ..........................         1,672,366          1,659,854
See accompanying notes to consolidated financial statements
Dividends per common share ................................     $       0.100      $       0.125
-------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005



                                                                                         Accumulated
                                                       Additional                           Other
                                      Common            Paid-in          Retained       Comprehensive
                                       Stock            Capital          Earnings        Income (loss)         Total
                                     ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2004 ...     $  1,659,480     $  5,356,782     $ 14,787,580      $    (27,553)       21,776,289

Net income for the period ......               --               --          142,011                --           142,011

Changes in unrealized gain
 on available-for-sale securities              --               --               --          (263,185)         (263,185)

Total comprehensive income .....               --               --               --                --          (121,174)

Dividends declared .............               --               --          (73,948)               --           (73,948)
                                     ------------     ------------     ------------      ------------      ------------
Balance at March 31, 2005 ......     $  1,659,480     $  5,356,782     $ 14,855,643      $   (290,738)     $ 21,581,167
                                     ============     ============     ============      ============      ============

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------


ALPENA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     For Three Months Ended
                                                                                           March 31,
                                                                               ----------------------------------
                                                                                   2005                2004
                                                                               --------------      --------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income ...............................................................     $      142,011      $      (14,404)
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization ........................................            192,123             215,542
    Provision for Loan Loss ..............................................             79,258              81,000
    Amortization and accretion on securities .............................             50,648              89,121
    Originations of loans held for sale ..................................         (5,002,410)         (5,677,445)
    Principal amount of loans sold .......................................          6,027,070           5,309,970
    Purchase of real estate held for sale ................................                 --             (44,671)
    Proceeds from sale of real estate ....................................             23,860                  --
    Change in accrued interest receivable ................................           (400,987)            (25,387)
    Change in other assets ...............................................           (727,636)                 --
    Change in accrued expenses and other liabilities .....................         14,918,272            (972,145)
    Change in deferred income taxes ......................................                 --                  --
                                                                               --------------      --------------
Net cash provided by (used in) operating activities ......................         15,302,209          (1,038,419)
                                                                               --------------      --------------

Net (Increase) decrease in loans .........................................         (3,378,657)         (1,574,391)
  Proceeds from maturity of available-for-sale securities ................            268,794           2,052,291
  Purchase of securities available for sale ..............................                 --          (5,254,675)
  Purchase of Federal Home Loan Bank Stock ...............................            (49,700)            (56,000)
  Purchase of InsuranCenter of Alpena
  Purchase of premises and equipment .....................................           (518,305)             96,202
                                                                               --------------      --------------
Net cash provided by (used in) investing activities ......................         (3,677,868)         (4,736,573)
                                                                               --------------      --------------

  Net Increase (decrease) in deposits ....................................         (4,006,968)            904,694
  Dividend paid on common stock ..........................................            (73,948)            (92,348)
  Net increase (decrease) in advances from borrowers .....................            159,339             179,033
  Additions to advances  from Federal Home Loan Bank and Notes Payable ...                 --           3,000,000
  Repayments of Federal Home Loan Bank advances and Notes Payable ........         (8,950,000)                 --
  Proceeds from exercise of stock options ................................                 --              12,513
                                                                               --------------      --------------
 Net cash provided by (used in) financing activities .....................        (12,871,577)          4,003,892
                                                                               --------------      --------------

 Net increase (decrease) in cash and cash equivalents ....................         (1,247,236)         (1,771,100)
 Cash and cash equivalents at beginning of period ........................          4,738,559           6,705,125
                                                                               --------------      --------------
 Cash and cash equivalents at end of period ..............................     $    3,491,323      $    4,934,025
                                                                               ==============      ==============

 Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes ............................     $      131,712      $      133,485
                                                                               ==============      ==============
 Cash paid during the period for interest ................................     $    1,589,824      $    1,372,416
                                                                               ==============      ==============

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of Alpena Bancshares, Inc. (the "Company"), the predecessor company to First Federal of Northern Michigan Bancorp, Inc., and its wholly-owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.

         These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2005 and 2004, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2004. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

         We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate.

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

         Mortgage Servicing Rights. In 2000, we began selling to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2005, we were servicing loans sold to others totaling $139.1 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at March 31, 2005 included the following:


         Annual constant prepayment speed (CPR):                    9.03%
         Weighted average life remaining (in months):                 58
         Discount rate used:                                        7.50%

         At the March 31, 2005, we calculated the value of our mortgage servicing rights to be $1.7 million. The book value of our mortgage servicing rights as of March 31, 2005 was $830,000 which was $870,000 less than the independent valuation. Because the fair value exceeded the book value, there was no need to establish a valuation allowance. The book value of the Mortgage Servicing Rights on March 31, 2005 is $830,000 which is $30,000 lower than the December 31, 2004 value.

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

         A significant portion of our intangible assets, including goodwill, relates to the acquisition premiums recorded with the purchase of the InsuranCenter of Alpena ("ICA") and certain branches over the last several years. Intangible assets are reviewed periodically for impairment by comparing the fair value of the intangible asset to the book value of the intangible asset. If the book value is in excess of the fair value, impairment is indicated and the intangibles must be written down to their fair value.

         In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. We are amortizing the value assigned to the customer list and the contract over 20 years. Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of March 31, 2005, and December 31, 2004 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. Based upon managements' review on March 31, 2005, it was determined that there was no impairment of the customer list, the Blue Cross contract or to the true goodwill. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third party contract, then we may need to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

NOTE 2--REORGANIZATION.

         In February 2005, the Company received final regulatory approval to consummate the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in the Company were sold to investors. As a result of the conversion and stock offering, Alpena Bancshares, M.H.C. ceased to exist and the Company was succeeded by First Federal of Northern Michigan Bancorp, Inc., a Maryland corporation and new holding company for First Federal of Northern Michigan. As a result, First Federal of Northern Michigan Bancorp, Inc. has become wholly owned by public stockholders. The transactions were consummated as of the close of business on April 1, 2005.

         The plan of conversion and reorganization of Alpena Bancshares, M.H.C. and the issuance and contribution of cash and common stock to First Federal Community Foundation, a charitable foundation established by the Company, were approved by the stockholders of the Company and the members of Alpena Bancshares, M.H.C. on March 23, 2005.

         First Federal of Northern Michigan Bancorp, Inc. accepted orders to purchase 1,699,869 shares of common stock at a purchase price of $10.00 per share. As a part of the conversion, public stockholders of the Company as of the consummation date received 1.8477 shares of First Federal of Northern Michigan Bancorp, Inc. common stock in exchange for each of their existing shares of Company common stock. Cash was issued in lieu of any fractional shares. The share exchange occurred on April 1, 2005.

         As a result of the consummation of the offering, the existing publicly traded shares of the predecessor company, Alpena Bancshares, Inc., have ceased trading. First Federal of Northern Michigan Bancorp, Inc.'s common stock began trading on the Nasdaq National Market under the symbol "FFNM" on April 4, 2005.

NOTE 3--DIVIDENDS.

         Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. The M.H.C. (the majority shareholder of the Company) filed a notice with the Office of Thrift Supervision (the "OTS") requesting approval to waive receipt of cash dividends from the Company for each quarterly dividend to be paid for the year ending December 31, 2005. In a letter dated March 11, 2005, the OTS did not object to the dividend waiver request for the four quarters ending December 31, 2005.

         On March 15, 2005, the Company declared a cash dividend on its common stock, payable on, or about April 22, 2005, to shareholders of record as of March 31, 2005, equal to $0.10 per share. The dividend on all shares outstanding totaled $165,948, of which $73,948 was paid to shareholders other than the M.H.C. Because the OTS has agreed to allow the M.H.C. to waive receipt of its dividend (amounting to $92,000), this dividend was not paid.

         On April 1, 2005 the Company completed its stock offering and second-step conversion of Alpena Bancshares, M.H.C., its mutual holding company. Accordingly, any future dividends if and when declared and paid by First Federal of Northern Michigan Bancorp, Inc., the successor company to Alpena Bancshares, Inc., will be paid to all public stockholders.


NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

         At March 31, 2005 and December 31, 2004 the Company had outstanding stock options for 26,411 shares with a weighted exercise price of $10.51. During the three months ended March 31, 2005, the Board of Directors granted no options nor where there any options for shares exercised. At March 31, 2005, options had exercise prices ranging between $9.625 - $13.75 per share and a weighted average remaining contractual life of 1.65 years.

         During the three months ended March 31, 2005 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but un-issued shares or reacquired shares held by the Company as treasury stock.

         For the quarter ended March 31, 2005, options for 800 shares were vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148.

NOTE 5 - OTHER EXPENSES

         At March 31, 2005 other expenses totaled $435,472. This is comprised of several larger expenses for the quarter including service bureau charges for the bank operating system of $90,000, and professional services including audit, legal, and regulatory fees of $59,000. The balance of the total is comprised of expenses lower than $40,000.

NOTE 6 - SEGMENT REPORTING

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

                                                                                  For the Three Months
                                                                                     March 31, 2005
                                                                 -------------------------------------------------------
                                                                    Bank           ICA        Eliminations      Total
                                                                 ----------     ----------    ------------    ----------
INTEREST INCOME                                                  $    3,505     $        3     $       (3)    $    3,505
INTEREST EXPENSE                                                      1,602             --             (3)         1,599
                                                                 ----------     ----------     ----------     ----------
NET INTEREST INCOME - Before provision for loan losses                1,903              3             --          1,906
PROVISION FOR LOAN LOSSES                                                79             --             --             79
                                                                 ----------     ----------     ----------     ----------
NET INTEREST INCOME - After provision for loan losses                 1,824              3             --          1,827
OTHER INCOME                                                            365            734             --          1,099
OPERATING EXPENSES                                                    2,006            706             --          2,712
                                                                 ----------     ----------     ----------     ----------
INCOME - Before federal income tax                                      183             31             --            214
FEDERAL INCOME TAX                                                       61             11             --             72
                                                                 ----------     ----------     ----------     ----------
NET INCOME                                                       $      122     $       20     $       --     $      142
                                                                 ==========     ==========     ==========     ==========

DEPRECIATION AND AMORTIZATION                                    $      160     $       32     $       --     $      192
                                                                 ==========     ==========     ==========     ==========
ASSETS                                                           $  261,397     $    3,478     $     (285)    $  264,590
                                                                 ==========     ==========     ==========     ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                      $       --     $       --     $       --     $       --
   Intangible assets                                                     --             --             --             --
   Property and equipment                                               340              9             --            349
                                                                 ----------     ----------     ----------     ----------
     TOTAL                                                       $      340     $        9     $       --     $      349
                                                                 ==========     ==========     ==========     ==========


                                                                                  For the Three Months
                                                                                     March 31, 2004
                                                                 -------------------------------------------------------
                                                                    Bank           ICA        Eliminations      Total
                                                                 ----------     ----------    ------------    ----------
INTEREST INCOME                                                  $    3,091      $        2     $       (2)    $    3,091
INTEREST EXPENSE                                                      1,447              --             (2)         1,445
                                                                 ----------      ----------     ----------     ----------
NET INTEREST INCOME - Before provision for loan losses                1,644               2             --          1,646
PROVISION FOR LOAN LOSSES                                                81              --             --             81
                                                                 ----------      ----------     ----------     ----------
NET INTEREST INCOME - After provision for loan losses                 1,563               2             --          1,565
OTHER INCOME                                                            384             754             --          1,138
OPERATING EXPENSES                                                    2,050             674             --          2,724
                                                                 ----------      ----------     ----------     ----------
INCOME - Before federal income tax                                     (103)             82             --            (21)
FEDERAL INCOME TAX                                                      (34)             27             --             (7)
                                                                 ----------      ----------     ----------     ----------
NET INCOME                                                       $      (69)     $       55     $       --     $      (14)
                                                                 ==========      ==========     ==========     ==========

DEPRECIATION AND AMORTIZATION                                    $      131      $       31     $       --     $      162
                                                                 ==========      ==========     ==========     ==========
ASSETS                                                           $  224,158      $    3,461     $     (567)    $  227,052
                                                                 ==========      ==========     ==========     ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                      $       --      $       --     $       --     $       --
   Intangible assets                                                     --              --             --             --
   Property and equipment                                               140               6             --            146
                                                                 ----------      ----------     ----------     ----------
     TOTAL                                                       $      140      $        6     $       --     $      146
                                                                 ==========      ==========     ==========     ==========


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

SUBSEQUENT EVENTS -

         Stock Offering. SEE NOTE 2 - REORGANIZATION.

         Community Foundation. As part of the stock offering and second-step conversion, members of the M.H.C. and the shareholders of Alpena Bancshares, Inc. approved the funding of First Federal Community Foundation, a Delaware non-stock, nonprofit corporation. Upon consummation of the stock transaction, on April 1, 2005, First Federal Community Foundation was funded with cash in the amount of $339,970 and 33,997 shares of stock of the Company. The Company believes that funding the Foundation with shares of the Company will allow the communities in which the Bank operates to share in the long-term growth of the Company. First Federal Community Foundation will be dedicated completely to community activities and the promotion of charitable causes.

         Retirement Plan. On April 29, 2005 the Board of Directors voted to freeze the Retirement Plan as to current participants and excluded from the plan any new employees hired after July 1, 2004. This change takes place effective July 1, 2005.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at March 31, 2005 and December 31, 2004, and the results of operations for the three month periods ended March 31, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

         For the quarter ended March 31, 2005, the Company's earnings (loss) were $142.0 thousand compared to earnings (loss) of ($14.4) thousand one year earlier, an increase of $156,400 for the quarter. The Bank's Return on Average Assets (ROA) for the twelve months ended March 31, 2005 was 25 basis points compared to 51 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The appreciation in earnings can be broken down into a couple of key areas: the increase in Net Interest Margin (NIM) and the growth in loan portfolios.

         NET INTEREST MARGIN - The Company's Net Interest Margin (NIM), which represents net interest income divided by average interest earning assets, increased from 3.06% for the quarter ended March 31, 2004 to 3.12% for the quarter ended March 31, 2005, a 6 basis point increase. The increase is primarily a result of lower cost of funds associated with FHLB advances. Through the first quarter of 2005, the Bank was able to reduce the overall cost of funds from 2.96% as of March 31, 2004 to 2.86% as of March 31, 2005, a reduction in the cost of funds of 10 basis points. While the cost of funds decreased, the Bank also saw the yield on interest earning assets decline from 5.81% at March 31, 2004 to 5.76% at March 31, 2005, a 5 basis point decline in the overall yield to the Bank. This decline can be attributed to the yield on the mortgage portfolio which fell 50 basis points from 6.63% at March 31, 2004 to 6.13% on March 31, 2005. Compared to the quarter ended March 31, 2004, the Bank saw an increase in average interest earning assets of $24.8 million. Since the reduction in the cost of funds exceeded the reduction in yield, the NIM increased when compared to the same period one year earlier.

         MORTGAGE BANKING - The Company generated lower income from mortgage banking activity in the first quarter of 2005 when compared to the same quarter of 2004. The volume of mortgage loan originations declined from $12.7 million for the first quarter of 2004, of which $6.7 million were sold to $11.4 million for the first quarter of 2005, of which $5 million were sold. This decrease in mortgage loans sold contributed to an overall decrease of $24,638 in mortgage banking activities from $143,326 for the first quarter 2004 to $118,688 for the first quarter 2005.

FINANCIAL CONDITION

ASSETS: Total assets increased $1.8 million, or .68%, to $264.6 million at March 31, 2005 from $262.8 million at December 31, 2004. Cash and cash equivalents decreased by $1.2 million, or 26.3%, to $3.5 million at March 31, 2005 from $4.7 million at December 31, 2004. Investment securities available for sale decreased $718,000, or 1.8% in the first three months. The decrease in bonds beyond premium amortizations and discounts accretions was the result $399,000 of unrealized loss on available for sale securities and $269,000 of MBS payments received. Net loans receivable increased $3.3 million, or 1.7%, to $198.7 million at March 31, 2005 from $195.4 million at December 31, 2004. The growth of Net loans was attributable primarily to growth in the commercial loan portfolios. The mortgage portfolio saw a slight increase of $1.4 million or 1.2%.

LIABILITIES: Deposits decreased $4.0 million or 2.2% to $178.5 million at March 31, 2005 from $182.5 million at December 31, 2004. This decrease was a result of a $1.0 million brokered CD which matured and a decrease of $4.4 million in DDA accounts. These decreases were offset by an increase in CD balances of $1.4 million. Borrowings in the form of Federal Home Loan Bank advances decreased $9.0 million, or 16%, to $47.0 million at March 31, 2005 from $56.0 million at December 31, 2004 reflecting use of the proceeds of our stock offering.

EQUITY: Stockholders' equity decreased by $195,000, or .9%, to $21.6 million at March 31, 2005 from $21.8 million at December 31, 2004. The slight decrease in stockholders' equity was due to a dividend declaration of $73,948 and a loss in value of available for sale securities of $263,185, which were offset by net income for the quarter of $142,011.

RESULTS OF OPERATIONS

GENERAL: Net income increased by $156,400 to a profit of $142,000 for the three months ended March 31, 2005 from a loss of $14,000 for the same period ended March 31, 2004. The profit for the three month period was primarily due to an increase in interest and fees on loans. While net interest income was stronger than the same quarter one year earlier, non-interest income was weaker as the volume of mortgage refinance deals continue to slow.

INTEREST INCOME: Interest income was $3.5 million for the three months ended March 31, 2005, compared to $3.1 million for the comparable period in 2004. The increase in interest income for the three month period over the prior year was due to an increase in average balances of commercial loans, and an increase in yield in adjustable rate loans. The average balance of fixed-rate commercial loans increased by $9.5 million from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 resulting in an additional $174,176 in interest income for the quarter ended March 31, 2005. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $118,329 in interest income for the quarter ended March 31, 2005 as compared to the same quarter a year ago, due in part to an increase in average balance of $5.8 million and in part to an increase in prime rate of 175 basis points from 4.0% at March 31, 2004 to 5.75% at March 31, 2005. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and HELOCs also contributed to the increase in interest income for the quarter ended March 31, 2005 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $1.6 million for the three month period ended March 31, 2005, compared to $1.4 million for the same period in 2004. The 10.7% increase in interest expense was attributable to higher average balances and an increased cost of funds on interest bearing deposits for the period ended March 31, 2005 compared to March 31, 2004. The average balance of interest bearing deposits increased by $24.1 million or 16.7% when compared to March 31, 2004 and the cost of those deposits increased by 9 basis points. While the average balance of FHLB borrowings increased from $49.5 million for the period ended March 31, 2004 to $56.4 million for the period ended March 31, 2005, the cost of those borrowings decreased by 67 basis points, due primarily to maturing advances which were replaced by lower cost of funds advances.

NET INTEREST INCOME: Net interest income increased to $1.9 million for the three month period ended March 31, 2005 compared to $1.65 million for the same period in 2004. For the three months ended March 31, 2005, average interest-earning assets increased $34.8 million, or 16.5% when compared to the same period in 2004.

Average interest-bearing liabilities decreased $31.1 million, or 16% for the same period. The yield on average interest-earning assets declined to 5.76% for the three month period ended March 31, 2005 from 4.81% for the same period ended in 2004 while the cost of average interest-bearing liabilities declined to 2.86% from 2.96% for the three month period ended March 31, 2005 and March 31, 2004, respectively. Since the decrease in asset yields was less than the decrease in the cost of funds, the net interest rate margin increased to 3.12% for the three month period ended March 31, 2005, from 3.06% for same period in 2004.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

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


                                                             MARCH 31,     DECEMBER 31,
                                                               2005           2004
                                                             ---------     -----------
Total non-accrual loans (3) ............................     $     552     $      478
                                                             ---------     ----------

Accrual loans delinquent 90 days or more:
  One- to four-family residential ......................         1,323            960
  Other real estate loans ..............................            --             --
  Consumer/Commercial ..................................           634            280
                                                             ---------     ----------
     Total accrual loans delinquent 90 days or more ....     $   1,957     $    1,240
                                                             ---------     ----------

Total nonperforming loans (1) ..........................         2,509          1,718
Total real estate owned-Residential Mortgages (2) ......           189              9
Total real estate owned-Consumer and other (2) .........             7             20
                                                             =========     ==========
Total nonperforming assets .............................     $   2,516     $    1,747
                                                             =========     ==========

Total nonperforming loans to loans receivable ..........          1.25%          0.87%
Total nonperforming assets to total assets .............          0.95%          0.66%

(1) All the Bank's loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

(3) For the three months ended March 31, 2005 and the twelve months ended December 31, 2004, the interest that would have been reported was $12,808 and $75,307, respectively, were these loans not in non-accrual status.



PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $79,000 for the three month period ended March 31, 2005 and $81,000 for the comparable period in 2004. The decrease in the provision reflects a change in loan portfolio composition to include a greater percentage of commercial loans for which the Bank has a relatively low experience of delinquencies and non-performing loans as compared to the Bank's other loan portfolios. At March 31, 2005, the percent of nonperforming loans increased to 125 basis points from 87 basis points at

December 31, 2004. As a percent of total assets, nonperforming loans increased to 95 basis points at March 31, 2005 from 66 basis points at December 31, 2004.

NONINTEREST INCOME: Other income was $1.1 million for the three month period ended March 31, 2005, a decrease of $38,000 or 3.37% from the same period in 2004. The primary reasons for the decrease were slight reductions in net earnings of ICA and mortgage banking activities.

NONINTEREST EXPENSE: Other expenses were $2.7 million for the three month period ended March 31, 2005, a $12,000 or .44% decrease from the same period in 2004. The decrease was primarily due to a decrease in ICA insurance and brokerage commission expense of $35,000.

INCOME TAXES: Federal income taxes increased to $72,000 for the three month period ended March 31, 2005 compared to ($6,500) for the same period in 2004. The increase for the three month period was attributable to the higher pre-tax income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of March 31, 2005 was $83.4 million, or 47.6%, compared to $76.4 million, or 40.02% at December 31, 2004. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of March 31, 2005, the Bank had unused borrowing capacity totaling $48.0 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2005 the Company originated $11.4 million in residential mortgage loans, of which $6.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $12.7 million in originations during the first three months of 2004 of which $6.0 million were retained in portfolio. The Company also originated $5.9 million of commercial loans and $2.7 million of consumer loans in the first three months of 2005 compared to $4.6 million of commercial loans and $3.6 million of consumer loans for the same period in 2004. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 55.8% and 56.1%, commercial loans 31.5% and 31.0% and consumer loans 12.7 % and 13.0% at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the Company had outstanding loan commitments of $47 million. These commitments included $12.7 million for permanent one-to-four family dwellings, $12.1 million for non-residential loans, $1.6 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.6 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines and $9.8 million of unused commercial lines of credit, $1.2 million of undisbursed, Commercial construction and $35,000 of unused Letters of Credit.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2005 deposits funded 67.5% of the Company's total assets compared to 69.4% at December 31, 2004. Certificates of deposit scheduled to mature in less than one year at March 31, 2005 totaled $42.1 million.

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

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2005 the Company had $45.8 million in FHLB advances. Total borrowings as a percentage of total assets were 17.3% at March 31, 2005 as compared to 20.8% at December 31, 2004. The Company has sufficient available collateral to obtain additional advances of $17.9 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $48 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2005 was $21.1 million, or 8.0% of total assets, compared to $21.5 million, or 8.17% of total assets, at December 31, 2004 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2005. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2005:


                                                                                      Minimum
                                                           Regulatory               To Be Well
                                    Actual                   Minimum                Capitalized
                              --------------------     --------------------     --------------------
                              Amount        Ratio      Amount        Ratio      Amount        Ratio
                              -------       -----      -------       -----      -------       -----
                                                   (Dollars in Thousands)
Capital Requirements:
Tangible equity capital       $16,801        6.47%     $ 3,895        1.50%     $ 5,194        2.00%

Tier 1 (Core) capital         $16,801        6.47%     $10,387        4.00%     $12,984        5.00%
Total risk-based capital      $18,125       10.22%     $14,194        8.00%     $17,742       10.00%
Tier 1 risk-based capital     $16,801        9.47%     $ 7,097        4.00%     $10,645        6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                         PART I - FINANCIAL INFORMATION

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

There has been no change in the Company's internal control over the financial reporting during the Company's first quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005


                           PART II - OTHER INFORMATION


Item 1 -   Legal Proceedings:
             Not applicable.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:
             Not applicable.

Item 3 -   Defaults upon Senior Securities:
             Not applicable.

Item 4 -   Submission of Matters to a Vote of Security Holders:

         A special meeting of stockholders was held on March 23, 2005. The meeting was conducted for the purpose of considering and acting upon the approval of the plan of conversion and reorganization of Alpena Bancshares M.H.C. and the approval of the issuance of shares of common stock of First Federal of Northern Michigan Bancorp, Inc. and the contribution of cash to First Federal Community Foundation. The votes on the proposals were as follows:


MATTERS CONSIDERED                                                     FOR       AGAINST, ABSTAIN OR NOT VOTED
------------------                                                   --------    -----------------------------

The Plan of Conversion and Reorganization of
Alpena Bancshares, M.H.C., by which Alpena
Bancshares, M.H.C. will convert from the mutual
Form of organization to the stock form of
Organization, and First Federal of Northern
Michigan Bancorp, Inc. will issue shares of
common stock in a stock offering.                                    1,395,891                263,589

The issuance by First Federal of Northern Michigan
Bancorp, Inc. of (i) cash in an amount Equal to the
value of 2% of the shares of First Federal of Northern
Michigan Bancorp, Inc.'s Common stock sold in the
offering, provided that The cash contribution does
not exceed $375,999, And (ii) First Federal of Northern
Michigan Bancorp, Inc. common stock equal to 2% of the
Shares of common stock sold in the offering, provided
that the common stock contribution does not exceed 37,500 shares.    1,355,393                304,087


Item 5 -   Other Information:
             Not applicable

Item 6 -   Exhibits

           Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.


                             By:  /s/Martin A. Thomson
                                  ---------------------------------------------
                                  Martin A. Thomson
                                  President and Chief Executive Officer

                                  Date:  May 16, 2005




                             By:  /s/Amy E. Essex
                                  ---------------------------------------------
                                  Amy E. Essex, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                                  Date:  May 16, 2005

                                  EXHIBIT INDEX


Exhibit No
----------

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
