Form 10QSB
period 2005-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2005-08-15
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________________to ________________

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

Common Stock, Par Value $0.01                  Outstanding at August 8, 2005
      (Title of Class)                               3,100,021 shares

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                                       PAGE
                                                                                                       ----
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

           Consolidated Balance Sheet at
              June 30, 2005 and December 31, 2004..............................................          4
           Consolidated Statements of Income for the Three and Six Months
              Ended June 30, 2005 and June 30, 2004............................................          5
           Consolidated Statement of Changes in Stockholders' Equity
              for the Six Months Ended June 30, 2005...........................................          6
           Consolidated Statements of Cash Flow for the Six Months Ended
              June 30, 2005 and June 30, 2004..................................................          7
           Notes to Unaudited Consolidated Financial Statements................................          8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION..........................................         15

ITEM 3 - CONTROLS AND PROCEDURES...............................................................         21

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.....................................................................         22
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........................         22
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................................................         22
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................         22
ITEM 5 - OTHER INFORMATION.....................................................................         22
ITEM 6 - EXHIBITS .............................................................................         22
         Section 302 Certifications
         Section 906 Certifications

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                    June 30, 2005          December 31, 2004
                                                                                    -------------          -----------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ................................................    $   4,119,737          $       4,685,913
Overnight deposits with FHLB ...................................................          445,554                     52,646
                                                                                    -------------          -----------------
Total cash and cash equivalents ................................................        4,565,291                  4,738,559
Securities AFS  ................................................................       43,909,279                 40,233,035
Securities HTM .................................................................        1,800,000                  1,800,000
Loans held for sale ............................................................        1,403,899                  1,095,660
Loans receivable, net of allowance for loan losses of $1,362,223 and
  $1,213,938 as of June 30, 2005 and December 31, 2004, respectively ...........      204,795,111                195,387,937
Foreclosed real estate and other repossessed assets ............................          245,264                     28,907
Real estate held for investment ................................................          344,941                    562,758
Federal Home Loan Bank stock, at cost ..........................................        4,765,000                  4,666,100
Premises and equipment .........................................................        7,125,593                  6,793,998
Accrued interest receivable ....................................................        1,319,107                  1,034,695
Intangible assets ..............................................................        2,704,682                  2,855,568
Goodwill .......................................................................        1,049,854                  1,049,854
Other assets ...................................................................        2,500,365                  2,553,063
                                                                                    -------------          -----------------
Total assets ...................................................................    $ 276,528,386          $     262,800,134
                                                                                    =============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................    $ 182,747,919          $     182,489,148
Advances from borrowers for taxes and insurance ................................          342,848                     44,590
Federal Home Loan Bank advances & Note Payable .................................       54,175,223                 56,001,396
Accrued expenses and other liabilities .........................................        2,873,320                  2,488,711
                                                                                    -------------          -----------------

Total liabilities ..............................................................      240,139,310                241,023,845
                                                                                    -------------          -----------------

Commitments and contingencies ..................................................                -                          -

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized and $1.00 par value
  20,000,000 authorized, respectively; 3,100,021 and 1,659,480 shares issued
  and outstanding, respectively)................................................           31,000                  1,659,480
Additional paid-in capital .....................................................       23,490,134                  5,356,782
Retained earnings, restricted ..................................................                -                  5,152,000
Retained earnings  .............................................................       14,400,336                  9,635,580
Unallocated ESOP ...............................................................       (1,356,270)                         -
Accumulated other comprehensive loss............................................         (176,124)                   (27,553)
                                                                                    -------------          -----------------
Total stockholders' equity .....................................................       36,389,076                 21,776,289
                                                                                    -------------          -----------------

Total liabilities and stockholders' equity .....................................    $ 276,528,386          $     262,800,134
                                                                                    =============          =================

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                           For the Three Months       For the Six Months
                                                                              Ended June 30,             Ended June 30,
                                                                          -----------------------  -------------------------
                                                                             2005         2004        2005           2004
                                                                          -----------  ----------  -----------    ----------
                                                                                (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ...........................................    $ 3,255,421  $2,776,110  $ 6,352,148    $5,450,389
Interest and dividends on investments ................................        404,016     432,009      745,660       788,676
Interest on mortgage-backed securities ...............................         63,386      53,278      130,103       113,502
                                                                          -----------  ----------  -----------    ----------
Total interest income ................................................      3,722,823   3,261,397    7,227,911     6,352,567
                                                                          -----------  ----------  -----------    ----------

Interest expense:
Interest on deposits .................................................      1,026,234     845,945    2,007,172     1,659,352
Interest on borrowings ...............................................        617,737     658,415    1,235,713     1,289,621
                                                                          -----------  ----------  -----------    ----------
Total interest expense ...............................................      1,643,971   1,504,360    3,242,885     2,948,973
                                                                          -----------  ----------  -----------    ----------

Net interest income ..................................................      2,078,852   1,757,037    3,985,026     3,403,594
Provision for loan losses ............................................        183,000      65,000      262,258       146,000
                                                                          -----------  ----------  -----------    ----------
Net interest income after provision for loan losses ..................      1,895,852   1,692,037    3,722,768     3,257,594
                                                                          -----------  ----------  -----------    ----------

Non Interest income:
Service charges and other fees .......................................        253,903     245,662      485,324       488,724
Mortgage banking activities ..........................................        108,999     106,529      227,687       249,855
Gain on sale of available-for-sale investments .......................         13,127      95,669       13,127        95,669
Net gain on sale of premises and equipment,
  real estate owned and other repossessed assets .....................        (13,958)     16,556      (18,865)       (6,329)
Other ................................................................        (11,910)     29,843       10,157        50,100
Insurance & Brokerage Commissions ....................................        748,477     715,126    1,480,531     1,469,050
                                                                          -----------  ----------  -----------    ----------
Total other income ...................................................      1,098,638   1,209,385    2,197,961     2,347,069
                                                                          -----------  ----------  -----------    ----------

Non interest expenses:
Compensation and employee benefits ...................................      1,569,472   1,497,284    3,133,756     2,985,982
SAIF Insurance Premiums ..............................................          6,408       9,090       12,897        14,962
Advertising ..........................................................         34,927      68,574       74,784       124,742
Occupancy ............................................................        311,651     331,061      626,651       657,204
Amortization of intangible assets ....................................         80,305      77,824      150,886       155,187
Service Bureau Charges ...............................................         84,753      78,845      174,716       162,009
Insurance & Brokerage Commission Expense .............................        317,704     318,852      598,203       634,413
Professional Services ................................................         81,260      43,146      139,916       119,699
Donation to First Federal Community Foundation .......................        679,940           -      679,940             -
Other  ...............................................................        280,295     323,158      567,148       617,760
                                                                          -----------  ----------  -----------    ----------
Other expenses .......................................................      3,446,715   2,747,834    6,158,897     5,471,958
                                                                          -----------  ----------  -----------    ----------

Income before income tax expense .....................................       (452,225)    153,588     (238,168)      132,705
Income tax expense ...................................................       (151,919)     51,084      (79,873)       44,605
                                                                          -----------  ----------  -----------    ----------
Net income ...........................................................    $  (300,306) $  102,504  $  (158,295)   $   88,100
                                                                          ===========  ==========  ===========    ==========

Per share data:

Basic earnings per share .............................................    $     (0.09) $     0.03  $     (0.06)   $     0.03
Weighted average number of shares outstanding ........................      3,100,021   3,065,203    2,379,751     3,064,858

Diluted earnings per share ...........................................    $     (0.09) $     0.03  $     (0.06)   $     0.03
Weighted average number of shares outstanding, including dilutive
  stock options ......................................................      3,114,215   3,090,025    2,407,168     3,089,149

Dividends per common share ...........................................    $     0.050  $    0.027  $     0.055    $    0.095

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                                  Accumulated
                                                         Additional                                  Other
                                            Common        Paid-in      Retained     Unallocated  Comprehensive
                                             Stock        Capital      Earnings        ESOP          Income        Total
Balance at December 31, 2004              $ 1,659,480  $   5,356,782  $14,787,580  $          -  $     (27,553) $21,776,289

Merger of Alpena Bancshares, MHC
     pursuant to reorganization
     (920,000 shares)                        (920,000)     1,127,769            -             -              -      207,769

Exchange of common stock pursuant
     to reorganization (739,480
     shares ($1.00 par) for
     1,366,155 shares ($0.01 par)            (725,819)       723,997            -             -              -       (1,822)

Proceeds from stock offering, net of
     related expenses of $1,036,653
     and issuance of 1,699,869 shares
     of common stock ($0.01 par)               16,999     15,945,038            -             -              -   15,962,037

Stock donated to First Federal
     Community Foundation pursuant
     to conversion (33,997 shares)                340        339,630            -             -              -      339,970

Purchase of shares for ESOP
     (138,709 shares)                               -              -            -    (1,387,090)             -   (1,387,090)

Common stock held by ESOP
     committed to be released
     (3,082 shares)                                 -         (3,082)           -        30,820              -       27,738

Net loss for the period                             -              -     (158,295)            -              -     (158,295)

Changes in unrealized gain
        on available-for-sale securities
        of subsidiary                               -              -            -             -       (148,571)    (148,571)

Total comprehensive income                          -              -            -             -              -     (306,866)

Dividends declared                                  -              -     (228,949)            -              -     (228,949)
                                          -----------  -------------  -----------  ------------  -------------  -----------

Balance                                   $    31,000  $  23,490,134  $14,400,336  $ (1,356,270) $    (176,124) $36,389,076
                                          ===========  =============  ===========  ============  =============  ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         For Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                       2005                2004
                                                                                   ------------        ------------
                                                                                   (Unaudited)
Cash flows from operating activities:

Net income .....................................................................   $   (158,295)       $    185,049
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization...............................................        398,214             377,301
    Provision for Loan Loss.....................................................        262,258             146,000
    Amortization and accretion on securities....................................         79,998             207,552
    Originations of loans held for sale ........................................     (9,096,285)        (11,231,391)
    Principal amount of loans sold..............................................      8,788,046          11,628,116
    Purchase of real estate held for sale.......................................        (30,416)                  -
    Proceeds from sale of real estate...........................................        246,340                   -
    Loss on sale of real estate held for investment.............................          1,893                   -
    Change in accrued interest receivable.......................................       (284,412)            (28,238)
    Change in other assets......................................................         52,698                   -
    Change in accrued expenses and other liabilities............................        461,146            (810,943)
    Stock donated to charitable foundation......................................        339,970                   -
    Shares held by ESOP committed to be released................................         27,738                   -
                                                                                   ------------        ------------

Net cash provided by (used in) operating activities ............................      1,088,893             473,446
                                                                                   ------------        ------------

Net (Increase) decrease in loans ...............................................     (9,669,432)        (22,486,704)
  Proceeds from maturity of available-for-sale securities.......................      5,545,075          12,776,041
  Proceeds from sale of real estate owned, other repossessed assets.............       (216,357)            167,672
  Purchase of securities available for sale.....................................     (9,526,425)        (26,530,690)
  Purchase of Federal Home Loan Bank Stock......................................        (98,900)           (106,300)
  Purchase of InsuranCenter of Alpena...........................................       (111,173)           (111,563)
  Purchase of premises and equipment ...........................................       (578,923)           (874,532)
                                                                                   ------------        ------------
Net cash provided by (used in) investing activities ............................    (14,656,135)        (37,166,076)
                                                                                   ------------        ------------

  Net Increase (decrease) in deposits ..........................................        258,771          17,474,248
  Dividend paid on common stock ................................................       (228,949)           (129,307)
  Net increase (decrease) in advances from borrowers............................        298,258             298,695
  Additions to advances  from Federal Home Loan Bank and Notes Payable..........      6,500,000                   -
  Repayments of Federal Home Loan Bank advances and Notes Payable...............     (8,215,000)         16,144,623
  Proceeds from exercise of stock options ......................................              -              18,013
  Net proceeds from stock offering..............................................     15,962,037                   -
  Merger of Alpena Bancshares, MHC..............................................        207,769                   -
  Cash paid for fractional shares in conversion.................................         (1,822)                  -
  Purchase of shares for ESOP...................................................     (1,387,090)                  -
                                                                                   ------------        ------------
Net cash provided by (used in) financing activities ............................     13,393,974          33,806,272
                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents............................       (173,268)         (2,886,358)
Cash and cash equivalents at beginning of period................................      4,738,559           6,705,125
                                                                                   ------------        ------------
Cash and cash equivalents at end of period......................................   $  4,565,291        $  3,818,767
                                                                                   ============        ============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes ...................................   $          -        $     17,785
                                                                                   ============        ============
Cash paid during the period for interest .......................................   $  3,249,174        $  2,879,942
                                                                                   ============        ============

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of First Federal of Northern Michigan Bancorp, Inc., and its wholly owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.

      These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2005, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2004. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

      We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate

      The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.

      Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2005, we were servicing loans sold to others totaling $138.2 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at June 30, 2005 included the following:

Annual constant prepayment speed (CPR):                9.99%
Weighted average life remaining (in months):           46.4
Discount rate used:                                    8.00%

      At the June 30, 2005, we calculated the value of our mortgage servicing rights to be $1.6 million. The book value of our mortgage servicing rights as of June 30, 2005 was $796,000 which was $804,000 less than the independent valuation and $64,000 lower than the December 31, 2004 value. Because the fair value exceeded the book value, there was no need to establish a valuation allowance.

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

      In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and contract over a period of 20 years. On May 1, 2005 the former owner of ICA resigned, however the Bank has entered into a 10 year consulting contract with the former owner. As a result, the amortization period for these intangible assets was reduced to a 10 year period beginning May 1, 2005. Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of June 30, 2005 and December 31, 2004 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. Based upon managements' review on June 30, 2005, it was determined that there was no impairment of the customer list, the Blue Cross contract or to the true goodwill. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third party contract, then we may need to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

      In connection with branch offices that were acquired over the last decade, we assigned the excess of the purchase price over the fair value of the assets acquired to a core deposit intangible. The core deposit intangible is tested periodically for impairment. Our original estimates related to the expected life of the deposits have proven to be relatively accurate as evidenced by the fact that no impairment has been recorded. If we determine through testing that a significant portion of the acquired customers no longer do business with us, then the asset would be deemed to be impaired thereby requiring a charge to earnings to the extent appropriate given all of the known factors. We amortize core deposit intangibles over a period of between 10 and 15 years.

NOTE 2--REORGANIZATION.

      On April 1, 2005, the Company completed the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in the Company were sold to investors. As a result of the conversion and stock offering, Alpena Bancshares, M.H.C. ceased to exist and its net assets of $207,000 were transferred into First Federal of Northern Michigan. The Company was succeeded by First Federal of Northern Michigan Bancorp, Inc., a Maryland corporation and new holding company for First Federal of Northern Michigan. As a result, First Federal of Northern Michigan Bancorp, Inc. became wholly owned by public stockholders.

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

      As a result of the consummation of the offering, the existing publicly traded shares of the predecessor company, Alpena Bancshares, Inc., have ceased trading. First Federal of Northern Michigan Bancorp, Inc.'s common stock began trading on the Nasdaq National Market under the symbol "FFNM" on April 4, 2005. All references to the number of shares outstanding for purposes of calculating per share amounts are revised to give retroactive recognition to the exchange ratio applied in the conversion.

NOTE 3--DIVIDENDS.

      Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

      On June 14, 2005, the Company declared a cash dividend on its common stock, payable on or about July 22, 2005, to shareholders of record as of June 30, 2005, equal to $0.05 per share. The dividend on all shares outstanding totaled $155,001.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

      As a result of the completion of the second-step conversion and the 1.8477 share exchange ratio in connection with the stock offering, at June 30, 2005 the Company had outstanding stock options for 48,800 shares with a weighted exercise price of $5.69 compared to outstanding options for 23,711 shares at a weighted exercise price of $10.60 at December 31, 2004. During the six months ended June 30, 2005, the Board of Directors granted no options nor were there any options for shares exercised. At June 30, 2005, options had exercise prices ranging between $5.21 - $7.44 per share and a weighted average remaining contractual life of 1.22 years.

      For the six months ended June 30, 2005, options for 1,848 shares (after application of the 1.8477 share exchange ratio as a result of the stock conversion) were vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148.

      During the six months ended June 30, 2005 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares of common stock granted under the RRP and shares of common stock issued pursuant to the exercise of stock options under the stock option plan may be acquired by the Company through open market purchases, from authorized but unissued shares of common stock or from reacquired shares held by the Company as treasury stock.

NOTE 5 - SEGMENT REPORTING

      The Company's principal activities include banking through its wholly owned subsidiary, First Federal of Northern Michigan (the Bank), and the sale of insurance products through its indirect wholly owned subsidiary, ICA, purchased in 2003. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA received commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.

      The financial information for each operating segment is reported on the basis used internally to evaluate performance and allocate resources. The allocations have been consistently applied for all periods presented. Revenues and expenses between affiliates have been transacted at rates that unaffiliated parties would pay. The only transaction between the segments thus far relates to a deposit on behalf of ICA included in the Bank. The interest income and interest expense for this transaction has been eliminated. All other transactions are with external customers. The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segment's financial condition and results of operations if they were independent entities.

                                                                     For the Three Months Ended
                                                                            June 30, 2005
                                                           ------------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   -------    ------------   ----------
INTEREST INCOME                                            $   3,723   $     1    $         (1)  $    3,723
INTEREST EXPENSE                                               1,645         -              (1)       1,644
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - Before provision for loan losses         2,078         1               -        2,079
PROVISION FOR LOAN LOSSES                                        183         -               -          183
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - After provision for loan losses          1,895         1               -        1,896
OTHER INCOME                                                     349       750               -        1,099
OPERATING EXPENSES                                             2,729       718               -        3,447
                                                           ---------   -------    ------------   ----------
INCOME - Before federal income tax                              (485)       33               -         (452)
FEDERAL INCOME TAX                                              (162)       10               -         (152)
                                                           ---------   -------    ------------   ----------
NET INCOME                                                 $    (323)  $    23    $          -   $     (300)
                                                           =========   =======    ============   ==========

DEPRECIATION AND AMORTIZATION                              $     164   $    32    $          -   $      196
                                                           =========   =======    ============   ==========
ASSETS                                                     $ 273,344   $ 3,533    $       (349)  $  276,528
                                                           =========   =======    ============   ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                $       -   $     -    $          -   $        -
   Intangible assets                                               -         -               -            -
   Property and equipment                                        249         -               -          249
                                                           ---------   -------    ------------   ----------
    TOTAL                                                  $     249   $     -    $          -   $      249
                                                           =========   =======    ============   ==========

                                                                     For the Three Months Ended
                                                                            June 30, 2004
                                                           ------------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   -------    ------------   ----------
INTEREST INCOME                                            $   3,262   $     1    $         (1)  $    3,262
INTEREST EXPENSE                                               1,505         -              (1)       1,504
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - Before provision for loan losses         1,757         1               -        1,758
PROVISION FOR LOAN LOSSES                                         65         -               -           65
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - After provision for loan losses          1,692         1               -        1,693
OTHER INCOME                                                     485       723               -        1,208
OPERATING EXPENSES                                             2,082       666               -        2,748
                                                           ---------   -------    ------------   ----------
INCOME - Before federal income tax                                95        58               -          153
FEDERAL INCOME TAX                                                31        20               -           51
                                                           ---------   -------    ------------   ----------
NET INCOME                                                 $      64   $    38    $          -   $      102
                                                           =========   =======    ============   ==========

DEPRECIATION AND AMORTIZATION                              $     226   $    31    $          -   $      257
                                                           =========   =======    ============   ==========
ASSETS                                                     $ 253,196   $ 3,452    $       (616)  $  256,032
                                                           =========   =======    ============   ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                $       -   $     -    $          -   $        -
   Intangible assets                                              47         -               -           47
   Property and equipment                                        794        13               -          807
                                                           ---------   -------    ------------   ----------
    TOTAL                                                  $     841   $    13    $          -   $      854
                                                           =========   =======    ============   ==========

                                                                       For the Six Months Ended
                                                                             June 30, 2005
                                                           ------------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   -------    ------------   ----------
INTEREST INCOME                                            $   7,228   $     4    $         (4)  $    7,228
INTEREST EXPENSE                                               3,247         -              (4)       3,243
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - Before provision for loan losses         3,981         4               -        3,985
PROVISION FOR LOAN LOSSES                                        262         -               -          262
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - After provision for loan losses          3,719         4               -        3,723
OTHER INCOME                                                     714     1,484               -        2,198
OPERATING EXPENSES                                             4,735     1,424               -        6,159
                                                           ---------   -------    ------------   ----------
INCOME - Before federal income tax                              (302)       64               -         (238)
FEDERAL INCOME TAX                                              (101)       21               -          (80)
                                                           ---------   -------    ------------   ----------
NET INCOME                                                 $    (201)  $    43    $          -   $     (158)
                                                           =========   =======    ============   ==========

DEPRECIATION AND AMORTIZATION                              $     324   $    64    $          -   $      388
                                                           =========   =======    ============   ==========
ASSETS                                                     $ 273,317   $ 3,533    $       (349)  $  276,528
                                                           =========   =======    ============   ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                $       -   $     -    $          -   $        -
   Intangible assets                                               -         -               -            -
   Property and equipment                                        589         9               -          598
                                                           ---------   -------    ------------   ----------
    TOTAL                                                  $     589   $     9    $          -   $      598
                                                           =========   =======    ============   ==========

                                                                       For the Six Months Ended
                                                                             June 30, 2005
                                                           ------------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   -------    ------------   ----------
INTEREST INCOME                                            $   6,353   $     3    $         (3)  $    6,353
INTEREST EXPENSE                                               2,952         -              (3)       2,949
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - Before provision for loan losses         3,401         3               -        3,404
PROVISION FOR LOAN LOSSES                                        146         -               -          146
                                                           ---------   -------    ------------   ----------
NET INTEREST INCOME - After provision for loan losses          3,255         3               -        3,258
OTHER INCOME                                                     869     1,477               -        2,346
OPERATING EXPENSES                                             4,132     1,340               -        5,472
                                                           ---------   -------    ------------   ----------
INCOME - Before federal income tax                                (8)      140               -          132
FEDERAL INCOME TAX                                                (3)       47               -           44
                                                           ---------   -------    ------------   ----------
NET INCOME                                                 $      (5)  $    93    $          -   $       88
                                                           =========   =======    ============   ==========

DEPRECIATION AND AMORTIZATION                              $     357   $    62    $          -   $      419
                                                           =========   =======    ============   ==========
ASSETS                                                     $ 253,196   $ 3,452    $       (616)  $  256,032
                                                           =========   =======    ============   ==========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                $       -   $     -    $          -   $        -
   Intangible assets                                              47         -               -           47
   Property and equipment                                        934        19               -          953
                                                           ---------   -------    ------------   ----------
    TOTAL                                                  $     981   $    19    $          -   $    1,000
                                                           =========   =======    ============   ==========

RECENT ACCOUNTING PRONOUNCEMENTS -

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the Securities and Exchange Commission determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This standard did not have a material effect on our financial condition or results of operations.

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

SUBSEQUENT EVENTS -

      Frozen Pension Plan. On April 29, 2005 the Board of Directors voted to freeze the defined contribution retirement plan as to current participants and excluded from the plan any new employees hired after July 1, 2004. This change took place effective July 1, 2005 and is expected to save the Company in excess of $139,000 for the remaining 6 months of calendar year 2005.

      Discretionary Profit Sharing Contribution. In lieu of the retirement benefit from the frozen pension plan, the Company has announced that it will implement a discretionary profit sharing contribution of 4% of July 1, 2005 - December 31, 2005 wages for each employee as of December 1, 2005. For calendar year 2005 this benefit is expected to cost the Company an estimated $68,000.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART E - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2005 and December 31, 2004, and the results of operations for the three and six month periods ended June 30, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

      Operating results decreased by $402,800 to a net loss of $300,300 for the quarter ended June 30, 2005, from net income of $102,500 for the quarter ended June 30, 2004. The Bank's return on average assets (ROA) for the twelve months ended June 30, 2005 was 25 basis points compared to 36 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The depreciation in earnings are primarily a result of our contribution of cash and stock to First Federal Community Foundation, a reduction in income generated from mortgage banking activities, and the increase in provision for loan losses.

      CONTRIBUTION TO FIRST FEDERAL COMMUNITY FOUNDATION - On April 1, 2005 the Company made a one-time contribution of cash and common stock to First Federal Community Foundation totaling $679,940. This contribution was pursuant to the plan of conversion and reorganization which was approved on March 23, 2005.

      MORTGAGE BANKING - The Company generated lower income from mortgage banking activity for the six month period ended June 30, 2005 when compared to the same period in 2004. The volume of mortgage loan originations declined from $31.2 million through the second quarter of 2004, of which $13.5 million were sold, to $27.6 million through the second quarter of 2005, of which $10.4 million were sold. This decrease in mortgage loans sold contributed to an overall decrease of $22,000 in mortgage banking activities from $250,000 through the second quarter 2004 to $228,000 through the second quarter 2005.

      PROVISION FOR LOAN LOSSES - The Bank's provision for loan losses increased $118,000 from $65,000 for the quarter ended June 30, 2004 to $183,000 for the quarter ended June 30, 2005.

      During the quarter ended June 30, 2005, the Company's net interest margin
(NIM), which represents net interest income divided by average interest earning assets, increased from 3.05% for the quarter ended June 30, 2004 to 3.21% for the quarter ended June 30, 2005, a 16 basis point increase. The increase is primarily a result of lower cost of funds associated with FHLB advances. Through the second quarter of 2005, the Bank was able to reduce the overall cost of funds from 2.90% as of June 30, 2004 to 2.87% as of June 30, 2005, a reduction in the cost of funds of 3 basis points. As the cost of funds decreased, the Bank also saw the yield on interest earning assets increase from 5.73% at June 30, 2004 to 5.81% at June 30, 2005, an 8 basis point increase in the overall yield to the Bank. This increase can be attributed to the net effect of 2 items: the yield on the non-mortgage portfolio which increased 56 basis points from 6.11% at June 30, 2004 to 6.67% at June 30, 2005, and the yield on the mortgage loan portfolio which decreased 46 basis points from 6.60% at June 30, 2004 to 6.14% at June 30 2005. Compared to the quarter ended June 30, 2004, the Bank saw an increase in average interest earning assets of $30.9 million.

FINANCIAL CONDITION

ASSETS: Total assets increased $13.7 million, or 5.2%, to $276.5 million at June 30, 2005 from $262.8 million at December 31, 2004. Cash and cash equivalents decreased by $173,000, or 3.7%, to $4.6 million at June 30, 2005 from $4.7 million at December 31, 2004. Investment securities available for sale increased $3.7 million, or 8.7%, in the first six months of 2005. The increase in bonds beyond premium amortizations and discount accretions was the result $225,000 of unrealized loss on available for sale securities, $655,000 of mortgage-backed securities payments received, and net investing activities of $4.7 million in agency securities. Net loans receivable increased $9.4 million, or 4.8%, to $204.8 million at June 30, 2005 from $195.4 million at December 31, 2004. The growth of net loans was attributable primarily to growth in the commercial loan portfolios. The mortgage portfolio saw a slight increase of $2.2 million or 2.0%.

LIABILITIES: Deposits increased $259,000, or .01%, to $182.7 million at June 30, 2005 from $182.5 million at December 31, 2004. Borrowings, consisting mainly of Federal Home Loan Bank advances, decreased $1.8 million, or 3.0%, to $54.2 million at June 30, 2005 from $56.0 million at December 31, 2004. The Bank, through an infusion of capital of $11.5 million from the Company, paid down overnight advances as a temporary alternative to purchasing low-yielding investment securities, but also borrowed as needed to fund the $9.4 million loan growth experienced for the quarter ended June 30, 2005, resulting in the net decrease of borrowed funds of $1.8 million for the first six months of 2005.

EQUITY: Stockholders' equity increased by $14.6 million, or 67.1%, to $36.4 million at June 30, 2005 from $21.8 million at December 31, 2004. The increase in stockholders' equity reflects the issuance of 1,699,869 new shares at $10.00 per share in the second step conversion of stock and reorganization, less costs of conversion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

GENERAL: Net income decreased by $499,800 to a loss of $300,300 for the three months ended June 30, 2005 from a profit of $199,500 for the same period ended June 30, 2004. The loss for the three month period was primarily due to the one-time contribution of cash and stock to First Federal Community Foundation, the increase in net interest margin (NIM), the decrease in mortgage banking activities, and the increase in provision for loan loss.

INTEREST INCOME: Interest income was $3.7 million for the three months ended June 30, 2005, compared to $3.2 million for the comparable period in 2004. The increase in interest income for the three month period over the prior year was due to an increase in average balances of commercial loans, and an increase in yield in adjustable rate loans. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $105,000 in interest income for the quarter ended June 30, 2005 as compared to the same quarter a year ago, due in part to an increase in average balance of $2.9 million and in part to an increase in the prime rate of 225 basis points from 4.00% at June 30, 2004 to 6.25% at June 30, 2005. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and home equity line of credit (HELOC) loans also contributed to the increase in interest income for the quarter ended June 30, 2005 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $1.6 million for the three month period ended June 30, 2005, compared to $1.5 million for the same period in 2004. The 9.3% increase in interest expense was attributable to an increased cost of funds on interest-bearing deposits for the period ended June 30, 2005 compared to June 30, 2004. The average balance of interest-bearing deposits increased by $23.6 million or 15.6% when compared to June 30, 2004 and the cost of those deposits increased by 11 basis points. While the average balance of FHLB borrowings decreased from $57.3 million for the period ended June 30, 2004 to $51.0 million for the period ended June 30, 2005, the cost of those borrowings increased by 24 basis points, due primarily to rate increases which were offset in part by maturing long-term advances which were replaced by relatively lower cost of funds advances.

NET INTEREST INCOME: Net interest income increased to $2.1 million for the three month period ended June 30, 2005 compared to $1.7 million for the same period in 2004. For the three months ended June 30, 2005, average interest-earning assets increased $26.9 million, or 11.8%, when compared to the same period in 2004. Average interest-bearing liabilities increased $17.2 million, or 8.2%, for the same period. The yield on average interest-earning assets increased to 5.86% for the three month period ended June 30, 2005 from 5.67% for the same period ended in 2004 as the cost of average interest-bearing liabilities increased to 2.88% from 2.85% for the three month period ended June 30, 2005 and June 30, 2004, respectively. The increase in yields on interest earning assets exceeded the impact of the increase in the cost of funds creating an increase in the net interest margin of 25 basis points to 3.28% for the three month period ended June 30, 2005, from 3.05% for same period in 2004.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $183,000 for the three month period ended June 30, 2005 and $65,000 for the comparable period in 2004. The increase in the provision is the result of a specific charge-off of a portion of a commercial loan. Historically, the Bank has had a relatively low experience of delinquencies and non-performing commercial loans as compared to the Bank's other loan portfolios. This first commercial charge-off resulted in an increase to the delinquency factors applied to the entire commercial loan portfolio.

NON INTEREST INCOME: Other income was $1.1 million for the three month period ended June 30, 2005, a decrease of $110,800 or 9.2%, from the same period in 2004. The primary reason for the decrease was an $82,500 decrease in gain on sale of available for sale securities from the three month period ended June 30, 2004 to the same period in 2005.

NON INTEREST EXPENSE: Other expenses were $3.4 million for the three month period ended June 30, 2005, a $698,900 or 25.4% increase from the same period in 2004. The increase was primarily due to the $679,940 one-time contribution to the First Federal Community Foundation.

INCOME TAXES: Federal income taxes decreased to a benefit of $152,000 for the three month period ended June 30, 2005 compared to an expense of $51,000 for the same period in 2004. The decrease for the three month period was attributable to a decline in pre-tax income.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

GENERAL: Net income decreased $246,400 to a loss of $158,300 for the six months ended June 30, 2005 from a profit of $88,100 for the same period ended June 30, 2004. While net interest income was higher than the same period one year earlier by $465,200, non-interest income was lower by $149,100. Non-interest expense increased $687,000 primarily due to the $679,940 one-time contribution to the First Federal Community Foundation. The income tax expense for the six months ended June 30, 2005 decreased by $124,500 as compared to the same period in 2004.

INTEREST INCOME: Interest income was $7.2 million for the six months ended June 30, 2005, compared to $6.4 million for the comparable period in 2004. The increase of $875,000, or 13.8%, in interest income for the six month period from the prior year was due to an increase in average balances of commercial loans, and an increase in yield in adjustable rate loans. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $235,900 in interest income for the period ended June 30, 2005 as compared to the same period a year ago, due in part to an increase in average balance of $4.65 million and in part to an increase in prime rate of 225 basis points from 4.0% at June 30, 2004 to 6.25% at June 30, 2005. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and home equity line of credit loans also contributed to the increase in interest income for the quarter ended June 30, 2005 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $3.2 million for the six month period ended June 30, 2005 compared to $2.9 million for the same period in 2004. The 9.97% increase in interest expense was attributable to an increased cost of funds on interest-bearing deposits for the period ended June 30, 2005 compared to June 30, 2004. The average balance of interest-bearing deposits increased by $23.9 million or 16.1% when compared to June 30, 2004 and the cost of those deposits increased by 10 basis points. The average balance of FHLB borrowings increased from $52.7 million for the period ended June 30, 2004 to $53.1 million for the period ended June 30, 2005, while the cost of those borrowings decreased by 19 basis points, due primarily to maturing advances which were replaced by lower cost of funds advances.

NET INTEREST INCOME: Net interest income increased by $581,400 for the six month period ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, average interest-earning assets increased $30.9 million, or 14.1% when compared to the same period in 2004. Average interest-bearing liabilities increased $24.2 million, or 11.9% for the same period. The yield on average interest-earning assets increased to 5.81% for the six month period ended June 30, 2005 from 5.73% for the same period ended in 2004 while the cost of average interest-bearing liabilities declined to 2.87% from 2.90% for the six month period ended June 30, 2005 and June 30, 2004, respectively. The net result of the 8 basis point increase in asset yields and 3 basis point decrease in the cost of funds was a net interest rate margin increase of 16 basis points to 3.21% for the six month period ended June 30, 2005, from 3.05% for same period in 2004.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2005               2004
                                                                                --------         ------------
                                                                                   (Dollars in thousands)
Total non-accrual loans (1) ................................................    $  1,051         $        478
                                                                                --------         ------------

Accrual loans delinquent 90 days or more:
  One- to four-family residential ..........................................       1,114                  960
  Other real estate loans ..................................................         106                    -
  Consumer/Commercial ......................................................         320                  280
                                                                                --------         ------------
     Total accrual loans delinquent 90 days or more ........................    $  1,540         $      1,240
                                                                                --------         ------------

Total nonperforming loans (2) ..............................................       2,591                1,718
Total real estate owned-Residential Mortgages (3) ..........................         183                    9
Total real estate owned-Consumer and other (3) .............................          62                   20
                                                                                ========         ============
Total nonperforming assets .................................................    $  2,836         $      1,747
                                                                                ========         ============

Total nonperforming loans to loans receivable ..............................        1.27%                0.87%
Total nonperforming assets to total assets .................................        1.03%                0.66%

(1) For the Six months ended June 30, 2005 and the twelve months ended December 31, 2004, the interest that would have been reported was $ 36,877 and $75,307 respectively were these loans not in non-accrual status.

(2) All the Bank's loans delinquent more than 90 days are classified as nonperforming.

(3) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $262,300 for the six month period ended June 30, 2005 and $146,000 for the comparable period in 2004. At June 30, 2005, the percent of nonperforming loans increased to 127 basis points from 87 basis points at December 31, 2004. As a percent of total assets, nonperforming loans increased to 103 basis points at June 30, 2005 from 66 basis points at December 31, 2004.

NON INTEREST EXPENSE: Non interest expense was $6.2 million for the six month period ended June 30, 2005, a $687,000 or 12.55% increase from the same period in 2004. The increase was primarily due to the $679,940 one-time contribution to the First Federal Community Foundation.

INCOME TAXES: Federal income taxes decreased to a benefit of $79,900 for the six month period ended June 30, 2005 compared to an expense of $44,600 for the same period in 2004. The decrease for the six month period was attributable to a decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of June 30, 2005 was $82.2 million, or 42.4%, compared to $83.4 million, or 47.6% at December 31, 2004. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of June 30, 2005, the Bank had unused borrowing capacity totaling $41.8 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Company will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2005 the Company originated $27.6 million in residential mortgage loans, of which $17.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $31.3 million in originations during the first six months of 2004 of which $17.8 million were retained in portfolio. The Company also originated $19.2 million of commercial loans and $6.1 million of consumer loans in the first six months of 2005 compared to $16.6 million of commercial loans and $9.5 million of consumer loans for the same period in 2004. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 54.5% and 56.1%, commercial loans 33.0% and 31.0% and consumer loans 12.5 % and 13.0% at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005, the Company had outstanding loan commitments of $51.9 million. These commitments included $14.5 million for permanent one-to-four family dwellings, $8.5 million for non-residential loans, $2.6 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.5 million of undisbursed lines of credit on home equity loans, $1.4 million of unused credit card lines and $12.4 million of unused commercial lines of credit, $2.2 million of undisbursed, Commercial construction, $105,000 of unused Letters of Credit and $1.7 million in unused bounce protection.

Deposits are a primary source of ; funds for use in lending and for other general business purposes. At June 30, 2005 deposits funded 66.1% of the Company's total assets compared to 69.4% at December 31, 2004. Certificates of deposit scheduled to mature in less than one year at June 30, 2005 totaled $60.9 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2005 the Company had $53.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 19.2% at June 30, 2005 as compared to 20.8% at December 31, 2004. The Company has sufficient available collateral to obtain additional advances of $6.2 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $41.8 million in advances from the FHLB.

Stockholders' equity at June 30, 2005 was $36.4 million, or 13.2% of total assets, compared to $21.8 million, or 8.3% of total assets, at December 31, 2004 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2005. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2005:

                                                                                                       Minimum
                                                                           Regulatory                To Be Well
                                                    Actual                   Minimum                 Capitalized
                                               ---------------       ----------------------      -------------------
                                                Amount   Ratio         Amount      Ratio         Amount       Ratio
                                               -------   -----        -------   -----------      -------      ------
                                                                     (Dollars in Thousands)
Capital Requirements:
Tangible equity capital                        $31,921   11.70%       $ 4,094        1.50%       $ 5,458        2.00%
Tier 1 (Core) capital                          $31,921   11.70%       $10,916        4.00%       $13,645        5.00%
Total risk-based capital                       $33,355   17.91%       $14,895        8.00%       $18,619       10.00%
Tier 1 risk-based capital                      $31,921   17.14%       $ 7,448        4.00%       $11,171        6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

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

There has been no change in the Company's internal control over the financial reporting during the Company's second quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings:

             There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business,

Item 2 -     Unregistered Sales of Equity Securities and Use of Proceeds:

             No equity securities were sold during the quarter ended June 30, 2005 that were not registered under the Securities Act. No repurchases of common stock were made during the quarter.

             Of the net proceeds of approximately $16.0 million from the sale of common stock $4.5 million were invested in federal agency obligations, $8.4 million were used to fund loans and deposit withdrawals, and the remaining $3.1 million were used to pay down variable rate FHLB advances until the proceeds could be more effectively deployed.

Item 3 -     Defaults upon Senior Securities:
              Not applicable.

Item 4 -     Submission of Matters to a Vote of Security Holders:
              Not applicable

Item 5 -     Other Information:
              Not applicable

Item 6 -     Exhibits and Reports on Form 8-K

             Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

                              By:  /a/Martin A. Thomson
                                   ---------------------------------------------
                                   Martin A. Thomson
                                   President and Chief Executive Officer

                                   Date:  August 12, 2005

                              By: /s/Amy E. Essex
                                  ----------------------------------------------
                                    Amy E. Essex, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date: August 12, 2005

                                 EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------
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