Form 10QSB
period 2005-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2005-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X  .
                                                -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                    Outstanding at November 8, 2005
       (Title of Class)                                  3,111,176 shares

Transitional Small Business Disclosure Format: Yes       No   X  .
                                                   -----    -----

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            PAGE
                                                                            ----
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at September 30, 2005 and
               December 31, 2004.........................................     4
            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2005 and September 30, 2004....     5
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2005 .............     6
            Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2005 and September 30, 2004...........     7
            Notes to Unaudited Consolidated Financial Statements.........     8
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION........................................    15
ITEM 3 - CONTROLS AND PROCEDURES.........................................    21

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..............................................     22
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    22
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................    22
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    22
ITEM 5 - OTHER INFORMATION...............................................    22
ITEM 6 - EXHIBITS........................................................    22
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                    September 30, 2005   December 31, 2004
                                                                                    ------------------   -----------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks .................................................      $  6,626,036        $  4,685,913
Overnight deposits with FHLB ....................................................           451,782              52,646
                                                                                       ------------        ------------
Total cash and cash equivalents .................................................         7,077,818           4,738,559
Securities AFS ..................................................................        47,175,328          40,233,035
Securities HTM ..................................................................         1,800,000           1,800,000
Loans held for sale .............................................................           196,500           1,095,660
Loans receivable, net of allowance for loan losses of $1,345,977 and
   $1,213,938 as of September 30, 2005 and December 31, 2004, respectively ......       200,078,441         195,387,937
Foreclosed real estate and other repossessed assets .............................           463,019              28,907
Real estate held for investment .................................................           375,121             562,758
Federal Home Loan Bank stock, at cost ...........................................         4,765,000           4,666,100
Premises and equipment ..........................................................         7,124,629           6,793,998
Accrued interest receivable .....................................................         1,583,070           1,034,695
Intangible assets ...............................................................         2,619,534           2,855,568
Goodwill ........................................................................         1,049,854           1,049,854
Other assets ....................................................................         2,539,523           2,553,063
                                                                                       ------------        ------------
Total assets ....................................................................      $276,847,837        $262,800,134
                                                                                       ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ........................................................................      $194,103,422        $182,489,148
Advances from borrowers for taxes and insurance .................................           215,166              44,590
Federal Home Loan Bank advances & Note Payable ..................................        42,890,222          56,001,396
Accrued expenses and other liabilities ..........................................         3,066,855           2,488,711
                                                                                       ------------        ------------
Total liabilities ...............................................................       240,275,665         241,023,845
                                                                                       ------------        ------------
Commitments and contingencies ...................................................                --                  --
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized and $1.00 par value
   20,000,000 authorized, respectively; 3,111,176 and 1,659,480 shares issued
   and outstanding, respectively)  ..............................................            31,112           1,659,480
Additional paid-in capital ......................................................        23,545,034           5,356,782
Retained earnings, restricted ...................................................                --           5,152,000
Retained earnings ...............................................................        14,608,122           9,635,580
Unallocated ESOP ................................................................        (1,325,450)                 --
Accumulated other comprehensive loss ............................................          (286,646)            (27,553)
                                                                                       ------------        ------------
Total stockholders' equity ......................................................        36,572,172          21,776,289
                                                                                       ------------        ------------
Total liabilities and stockholders' equity ......................................      $276,847,837        $262,800,134
                                                                                       ============        ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                           For the Three Months       For the Nine Months
                                                           Ended September 30,        Ended September 30,
                                                         -----------------------   ------------------------
                                                            2005         2004          2005         2004
                                                         ----------   ----------   -----------   ----------
                                                               (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ...........................   $3,395,050   $2,996,936   $ 9,747,198   $8,447,329
Interest and dividends on investments ................      444,203      396,283     1,189,863    1,184,959
Interest on mortgage-backed securities ...............       59,803       52,593       189,906      166,095
                                                         ----------   ----------   -----------   ----------
Total interest income ................................    3,899,056    3,445,812    11,126,967    9,798,383
                                                         ----------   ----------   -----------   ----------
Interest expense:
Interest on deposits .................................    1,127,496      961,131     3,134,668    2,620,483
Interest on borrowings ...............................      555,162      661,266     1,790,875    1,950,887
                                                         ----------   ----------   -----------   ----------
Total interest expense ...............................    1,682,658    1,622,397     4,925,543    4,571,370
                                                         ----------   ----------   -----------   ----------
Net interest income ..................................    2,216,398    1,823,415     6,201,424    5,227,013
Provision for loan losses ............................        3,800       67,600       266,058      213,600
                                                         ----------   ----------   -----------   ----------
Net interest income after provision for loan losses ..    2,212,598    1,755,815     5,935,366    5,013,413
                                                         ----------   ----------   -----------   ----------
Non Interest income:
Service charges and other fees .......................      262,239      259,934       747,563      748,658
Mortgage banking activities ..........................      155,811      210,836       383,498      460,691
Gain on sale of available-for-sale investments .......           --        6,968        13,127      102,637
Net gain on sale of premises and equipment,
   real estate owned and other repossessed assets ....       (7,746)     (13,370)      (26,611)     (19,699)
Other ................................................       20,555       23,176        30,712       73,276
Insurance & Brokerage Commissions ....................      724,993      764,557     2,205,524    2,233,607
                                                         ----------   ----------   -----------   ----------
Total other income ...................................    1,155,852    1,252,101     3,353,813    3,599,170
                                                         ----------   ----------   -----------   ----------
Non interest expenses:
Compensation and employee benefits ...................    1,571,682    1,474,165     4,705,438    4,460,147
SAIF Insurance Premiums ..............................        5,913        5,618        18,810       20,580
Advertising ..........................................       58,635       52,643       133,419      177,385
Occupancy ............................................      340,841      309,664       967,492      966,868
Amortization of intangible assets ....................       85,149       74,922       236,035      230,109
Service Bureau Charges ...............................       87,348       88,326       262,064      250,335
Insurance & Brokerage Commission Expense .............      290,261      335,876       888,464      970,289
Professional Services ................................       40,845       35,728       180,761      155,427
Donation to First Federal Community Foundation .......           --           --       679,940           --
Other ................................................      341,708      264,649       908,856      882,409
                                                         ----------   ----------   -----------   ----------
Other expenses .......................................    2,822,382    2,641,591     8,981,279    8,113,549
                                                         ----------   ----------   -----------   ----------
Income before income tax expense .....................      546,068      366,325       307,900      499,034
Income tax expense ...................................      182,723      122,455       102,850      167,060
                                                         ----------   ----------   -----------   ----------
Net income ...........................................   $  363,345   $  243,870   $   205,050   $  331,974
                                                         ==========   ==========   ===========   ==========
Per share data:
Basic earnings per share .............................   $     0.12   $     0.08   $      0.07   $     0.11
Weighted average number of shares outstanding ........    3,100,511    3,065,667     3,088,961    3,065,129
Diluted earnings per share ...........................   $     0.07   $     0.08   $      0.07   $     0.11
Weighted average number of shares outstanding,
   including dilutive stock options ..................    3,110,617    3,087,906     3,106,686    3,088,735
Dividends per common share ...........................   $    0.050   $    0.054   $     0.154   $    0.149

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Nine months Ended September 30, 2005

                                                                                                  Accumulated
                                                        Additional                                   Other
                                            Common       Paid-in      Retained     Unallocated   Comprehensive
                                             Stock       Capital      Earnings         ESOP          Income         Total
                                          ----------   -----------   -----------   -----------   -------------   -----------
Balance at December 31, 2004 ..........   $1,659,480   $ 5,356,782  $14,787,580   $        --       $(27,553)    $21,776,289

Merger of Alpena Bancshares, MHC
   pursuant to reorganization
   (920,000 shares) ...................     (920,000)    1,127,769            --            --            --         207,769

Exchange of common stock pursuant
   to reorganization (739,480
   shares ($1.00 par) for
   1,366,155 shares ($0.01 par) .......     (725,819)      723,996            --            --            --          (1,823)

Proceeds from stock offering, net of
   related expenses of $1,038,928
   and issuance of 1,699,869 shares
   of common stock ($0.01 par) ........       16,999    15,942,763            --            --            --      15,959,762

Stock donated to First Federal
   Community Foundation pursuant
   to conversion (33,997 shares) ......          340       339,630            --            --            --         339,970

Stock options exercised (11,155
   shares) ............................          112        60,258            --            --            --          60,370

Forfeiture of shares in connection
   with RRP stock .....................           --                          --            --            --              --

Unallocated ESOP ......................           --            --            --    (1,387,090)           --      (1,387,090)

Common Stock held by ESOP
   committed to be released ...........                     (6,164)           --        61,640            --          55,476

Net income for the period .............           --            --       205,050            --            --         205,050
Subsidiary retained earnings ..........           --            --            --            --            --              --

Changes in unrealized gain
   on available-for-sale securities
   of subsidiary ......................           --            --            --            --      (259,093)       (259,093)

Total comprehensive income ............           --            --            --            --            --         (54,043)

Dividends declared ....................           --            --      (384,508)           --            --        (384,508)
                                          ----------   -----------   -----------   -----------     ---------     -----------
Balance at September 30, 2005 .........   $   31,112   $23,545,034   $14,608,122   $(1,325,450)    $(286,646)    $36,572,172
                                          ==========   ===========   ===========   ===========     =========     ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2005           2004
                                                                                ------------   ------------
                                                                                 (Unaudited)
Cash flows from operating activities:
Net income ..................................................................   $    205,050   $    331,974
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ............................................        619,541        627,211
   Provision for Loan Loss ..................................................        266,058        213,600
   Amortization and accretion on securities .................................        127,058        308,244
   Gain on sale of investment securities ....................................        (13,128)      (103,000)
   Originations of loans held for sale ......................................    (16,538,548)   (19,246,947)
   Principal amount of loans sold ...........................................     17,437,708     19,521,972
   Purchase of real estate held for sale ....................................        (61,504)      (123,252)
   Proceeds from sale of real estate held for sale ..........................        246,340        197,281
   Loss on sale of real estate held for investment ..........................          2,801             --
   Proceeds from sale of premises and equipment .............................          6,500             --
   Gain (loss) on sale of premises and equipment ............................         25,717             --
   Change in accrued interest receivable & other assets .....................       (968,947)      (436,403)
   Change in accrued expenses and other liabilities .........................        600,442       (416,543)
   Stock donated to charitable foundation ...................................        339,970             --
   ESOP shares committed to be released .....................................         55,476             --
                                                                                ------------   ------------
Net cash provided by (used in) operating activities .........................      2,350,534        874,137
                                                                                ------------   ------------
Net (Increase) decrease in loans ............................................     (4,956,562)   (23,835,975)
   Proceeds from maturity & sale of available-for-sale securities ...........      6,068,772     29,356,390
   Purchase of securities available for sale ................................    (13,517,560)   (36,188,000)
   Purchase of securities held to maturity ..................................             --     (1,800,000)
   Purchase of Federal Home Loan Bank Stock .................................        (98,900)      (157,200)
   Purchase of premises and equipment .......................................       (746,355)    (1,012,273)
                                                                                ------------   ------------
Net cash provided by (used in) investing activities .........................    (13,250,605)   (33,637,058)
                                                                                ------------   ------------
   Net Increase (decrease) in deposits ......................................     11,614,274     30,725,968
   Dividend paid on common stock ............................................       (384,508)      (203,225)
   Net increase (decrease) in advances from borrowers .......................        170,576        195,950
   Additions to advances  from Federal Home Loan Bank and Notes Payable .....      6,500,000      5,000,000
   Repayments of Federal Home Loan Bank advances and Notes Payable ..........    (19,500,000)    (4,855,377)
   Proceeds from exercise of stock options ..................................         60,370         18,012
   Net proceeds from stock offering .........................................     15,959,762             --
   Merger of Alpena Bancshares, MHC .........................................        207,769             --
   Cash paid for fractional shares in conversion ............................         (1,823)            --
   Purchase of shares for ESOP ..............................................     (1,387,090)            --
                                                                                ------------   ------------
Net cash provided by (used in) financing activities .........................     13,239,330     30,881,328
                                                                                ------------   ------------
Net increase (decrease) in cash and cash equivalents ........................      2,339,259     (1,881,593)
Cash and cash equivalents at beginning of period ............................      4,738,559      6,705,125
                                                                                ------------   ------------
Cash and cash equivalents at end of period ..................................   $  7,077,818   $  4,823,532
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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2005, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2004. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2005, we were servicing loans sold to others totaling $138.2 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at September 30, 2005 included the following:

Annual constant prepayment speed (CPR):                                8.74%
Weighted average life remaining of the underlying loans (in months):    251
Discount rate used:                                                    8.00%

     At September 30, 2005, we calculated the value of our mortgage servicing rights to be $1.7 million and the weighted average life remaining of those rights was 58 months. The book value of our mortgage servicing rights as of September 30, 2005 was $775,000 which was $925,000 less than the independent valuation and $85,000 lower than the December 31, 2004 value. Because the fair value exceeded the book value, there was no need to establish a valuation allowance.

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

     In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and contract over a period of 20 years. On May 1, 2005 the former owner of ICA resigned, however the Bank entered into a 10 year consulting contract with the former owner. As a result, the amortization period for these intangible assets was reduced to a 10 year period beginning May 1, 2005. Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of September 30, 2005 and December 31, 2004 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. Based upon managements' review on September 30, 2005, it was determined that there was no impairment of the customer list, the third-party contract or to the true goodwill. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third-party contract, then we may determine to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

     In connection with branch office acquisitions, we assigned the excess of the purchase price over the fair value of the assets acquired to a core deposit intangible. The core deposit intangible is tested periodically for impairment. Our original estimates for the expected life of the deposits have proven to be relatively accurate as evidenced by the fact that no impairment has been recorded. If we determine through testing that a significant portion of the acquired customers no longer do business with us, then the asset would be deemed to be impaired thereby requiring a charge to earnings to the extent appropriate given all of the known factors. We amortize core deposit intangibles over a period of between 10 and 15 years.

NOTE 2--REORGANIZATION.

     On April 1, 2005, Alpena Bancshares, Inc. the Company's predecessor, completed the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in Alpena Bancshares, Inc. were sold to investors. As a result of the conversion and stock offering, Alpena Bancshares, M.H.C. ceased to exist, its net assets of $207,000 were transferred into First Federal of Northern Michigan, and First Federal of Northern Michigan Bancorp, Inc. became the new holding company for First Federal of Northern Michigan. As a result, First Federal of Northern Michigan Bancorp, Inc. became wholly owned by public stockholders.

     The plan of conversion and reorganization of Alpena Bancshares, M.H.C. and the issuance and contribution of cash and common stock to First Federal Community Foundation, a charitable foundation established by the Company, were approved by the stockholders of Alpena Bancshares, Inc. and the members of Alpena Bancshares, M.H.C. on March 23, 2005.

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

     On September 13, 2005, the Company declared a cash dividend on its common stock, payable on or about October 21, 2005, to shareholders of record as of September 30, 2005, equal to $0.05 per share. The dividend on all shares outstanding totaled $155,559.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

     As a result of the completion of the second-step conversion and the 1.8477 share exchange ratio in connection with the stock offering, at September 30, 2005 the Company had outstanding stock options for 37,645 shares with a weighted exercise price of $5.76 compared to outstanding options for 23,711 shares at a weighted exercise price of $10.60 at December 31, 2004. During the nine months ended September 30, 2005, the Board of Directors granted no options. On September 26, 2005 options were exercised for 11,155 shares. At September 30, 2005, options had exercise prices ranging between $5.21 - $7.44 per share and a weighted average remaining contractual life of 1.11 years.

     For the nine months ended September 30, 2005, options for 1,848 shares (after application of the 1.8477 share exchange ratio as a result of the stock conversion) were vested. The expense associated with those vested options would have been $1,040 had the Company elected to adopt FAS 148.

     During the nine months ended September 30, 2005 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares of common stock granted under the RRP and shares of common stock issued pursuant to the exercise of stock options under the stock option plan may be acquired by the Company through open market purchases, from authorized but unissued shares of common stock or from reacquired shares held by the Company as treasury stock.

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

                                                                 For the Three Months September 30, 2005
                                                               -------------------------------------------
                                                                 Bank       ICA    Eliminations     Total
                                                               --------   ------   ------------   --------
INTEREST INCOME                                                $  3,899   $    3      $  (3)      $  3,899
INTEREST EXPENSE                                                  1,686       --         (3)         1,683
                                                               --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses            2,213        3         --          2,216
PROVISION FOR LOAN LOSSES                                             4       --         --              4
                                                               --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses             2,209        3         --          2,212
OTHER INCOME                                                        430      726         --          1,156
OPERATING EXPENSES                                                2,125      697         --          2,822
                                                               --------   ------      -----       --------
INCOME - Before federal income tax                                  514       32         --            546
FEDERAL INCOME TAX                                                  172       11         --            183
                                                               --------   ------      -----       --------
NET INCOME                                                     $    342   $   21      $  --       $    363
                                                               ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                                  $    176   $   56      $  --       $    232
                                                               ========   ======      =====       ========
ASSETS                                                         $273,782   $3,542      $(476)      $276,848
                                                               ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                    $     --   $   --      $  --       $     --
   Intangible assets                                                 --       --         --             --
   Property and equipment                                           146        2         --            148
                                                               --------   ------      -----       --------
      TOTAL                                                    $    146   $    2      $  --       $    148
                                                               ========   ======      =====       ========

                                                                 For the Three Months September 30, 2004
                                                               -------------------------------------------
                                                                 Bank       ICA    Eliminations     Total
                                                               --------   ------   ------------   --------
INTEREST INCOME                                                $  3,445   $    2       $(2)       $  3,445
INTEREST EXPENSE                                                  1,624       --        (2)          1,622
                                                               --------   ------       ---        --------
NET INTEREST INCOME - Before provision for loan losses            1,821        2        --           1,823
PROVISION FOR LOAN LOSSES                                            68       --        --              68
                                                               --------   ------       ---        --------
NET INTEREST INCOME - After provision for loan losses             1,753        2        --           1,755
OTHER INCOME                                                        487      766        --           1,253
OPERATING EXPENSES                                                1,916      725        --           2,641
                                                               --------   ------       ---        --------
INCOME - Before federal income tax                                  324       43        --             367
FEDERAL INCOME TAX                                                  111       12        --             123
                                                               --------   ------       ---        --------
NET INCOME                                                     $    213   $   31       $--        $    244
                                                               ========   ======       ===        ========
DEPRECIATION AND AMORTIZATION                                  $    169   $   39       $--        $    208
                                                               ========   ======       ===        ========
ASSETS                                                         $251,153   $3,328       $(5)       $254,476
                                                               ========   ======       ===        ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                    $     --   $   --       $--        $     --
   Intangible assets                                                 --       --        --              --
   Property and equipment                                            37       22        --              59
                                                               --------   ------       ---        --------
      TOTAL                                                    $     37   $   22       $--        $     59
                                                               ========   ======       ===        ========

                                                                  For the Nine Months September 30, 2005
                                                               -------------------------------------------
                                                                 Bank      ICA     Eliminations     Total
                                                               --------   ------   ------------   --------
INTEREST INCOME                                                $ 11,127   $    7      $  (7)      $ 11,127
INTEREST EXPENSE                                                  4,933       --         (7)         4,926
                                                               --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses            6,194        7         --          6,201
PROVISION FOR LOAN LOSSES                                           266       --         --            266
                                                               --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses             5,928        7         --          5,935
OTHER INCOME                                                      1,144    2,210         --          3,354
OPERATING EXPENSES                                                6,860    2,121         --          8,981
                                                               --------   ------      -----       --------
INCOME - Before federal income tax                                  212       96         --            308
FEDERAL INCOME TAX                                                   71       32         --            103
                                                               --------   ------      -----       --------
NET INCOME                                                     $    141   $   64      $  --       $    205
                                                               ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                                  $    500   $  120      $  --       $    620
                                                               ========   ======      =====       ========
ASSETS                                                         $273,782   $3,542      $(476)      $276,848
                                                               ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                    $     --   $   --      $  --       $     --
   Intangible assets                                                 --       --         --             --
   Property and equipment                                           735       11         --            746
                                                               --------   ------      -----       --------
      TOTAL                                                    $    735   $   11      $  --       $    746
                                                               ========   ======      =====       ========

                                                                  For the Nine Months September 30, 2004
                                                               -------------------------------------------
                                                                 Bank       ICA    Eliminations     Total
                                                               --------   ------   ------------   --------
INTEREST INCOME                                                $  9,798   $    5       $(5)       $  9,798
INTEREST EXPENSE                                                  4,576       --        (5)          4,571
                                                               --------   ------       ---        --------
NET INTEREST INCOME - Before provision for loan losses            5,222        5        --           5,227
PROVISION FOR LOAN LOSSES                                           214       --        --             214
                                                               --------   ------       ---        --------
NET INTEREST INCOME - After provision for loan losses             5,008        5        --           5,013
OTHER INCOME                                                      1,356    2,243        --           3,599
OPERATING EXPENSES                                                6,048    2,065        --           8,113
                                                               --------   ------       ---        --------
INCOME - Before federal income tax                                  316      183        --             499
FEDERAL INCOME TAX                                                  108       59        --             167
                                                               --------   ------       ---        --------
NET INCOME                                                     $    208   $  124       $--        $    332
                                                               ========   ======       ===        ========
DEPRECIATION AND AMORTIZATION                                  $    526   $  101       $--        $    627
                                                               ========   ======       ===        ========
ASSETS                                                         $251,153   $3,328       $(5)       $254,476
                                                               ========   ======       ===        ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                    $     --   $   --       $--        $     --
   Intangible assets                                                 47       --        --              47
   Property and equipment                                           971       41        --           1,012
                                                               --------   ------       ---        --------
      TOTAL                                                    $  1,018   $   41       $--        $  1,059
                                                               ========   ======       ===        ========

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of Statement No. 123R includes the recognition and retention plan and the stock option plan we expect to adopt in 2006. For shares awarded under the recognition and retention plan, we will recognize the grant-date fair value of the shares as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting required prior to Statement No. 123R. For options granted under the stock option plan, we will recognize the grant-date fair value of the options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by Statement No. 123R, we will estimate the fair value of our stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. Statement No. 123R did not change existing accounting principles applicable to employee stock ownership plans. The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows, although the effect is not expected to be material.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2005 and December 31, 2004, and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

OPERATING RESULTS: Operating results increased by $119,000 to $363,000 for the quarter ended September 30, 2005, from $244,000 for the quarter ended September 30, 2004. Year to date 2005 net income was $205,000 compared to the first nine months of 2004 when net income was $332,000. The Bank's return on average assets
(ROA) for the twelve months ended September 30, 2005 was 30 basis points compared to 34 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The decline in year-to-date earnings can be broken down into two off-setting key components: our contribution of cash and stock to First Federal Community Foundation and an increase in our net interest margin.

     CONTRIBUTION TO FIRST FEDERAL COMMUNITY FOUNDATION - On April 1, 2005 the Company made a one-time contribution of cash and common stock to First Federal Community Foundation totaling $679,940. This contribution was pursuant to the plan of conversion and reorganization which was approved on March 23, 2005.

     NET INTEREST MARGIN - The Company's Net Interest Margin (N.I.M.) which represents net interest income divided by average interest earning assets increased to 3.28% for the nine months ended September 2005 from 3.10% for the nine months ended September 30, 2004. The increase was mainly due to increasing yields on variable rate loans period over period.

CAPITAL EXPENDITURES: On August 31, 2005 the Company broke ground on a new bank branch to replace an existing leased branch in Lewiston, Michigan. As of September 30, 2005 the Company had expended approximately $236,000 on the new branch, including the cost of the land. The total cost of the construction project is expected to be approximately $1,130,000. The Company believes that the new branch, which is expected to open for business in early 2006, will further enhance its expansion into the Lewiston market.

FINANCIAL CONDITION

ASSETS: Total assets increased $14.0 million, or 5.0%, to $276.8 million at September 30, 2005 from $262.8 million at December 31, 2004. Cash and cash equivalents increased by $2.3 million, or 49.4%, to $7.1 million at September 30, 2005 from $4.7 million at December 31, 2004. Investment securities available for sale increased $6.9 million, or 17.3%, in the first nine months of 2005. The increase in bonds beyond premium amortizations and discount accretions was the result of $393,000 of unrealized loss on available for sale securities, $1.2 million of mortgage-backed securities payments received, and net investing activities of $8.7 million in agency securities. Net loans receivable increased $4.7 million, or 2.4%, to $200.1 million at September 30, 2005 from $195.4 million at December 31, 2004. The growth of net loans was attributable primarily to growth in the commercial loan portfolios which grew by $6.3 million during the period from December 31, 2004 through September 30, 2005. The mortgage loan portfolio decreased $2.1 million during this same time period, while the consumer loan portfolio grew by $600,000.

LIABILITIES: Deposits increased $11.6 million, or 6.0%, to $194.1 million at September 30, 2005 from $182.5 million at December 31, 2004. Borrowings, consisting mainly of Federal Home Loan Bank advances, decreased $13.1 million, or 23.4%, to $42.9 million at September 30, 2005 from $56.0 million at December 31, 2004. The Bank, through an infusion of capital of $11.5 million from the Company in the second quarter of 2005, paid down overnight advances as a temporary alternative to purchasing low-yielding investment securities. In the quarter ended September 30, 2005, the Company was able to fund securities purchases of $4.0 million through deposit growth as well as pay down additional FHLB advances, resulting in the net decrease in borrowed funds of $13.1 million for the first nine months of 2005.

EQUITY: Stockholders' equity increased by $14.8 million, or 68.0%, to $36.6 million at September 30, 2005 from $21.8 million at December 31, 2004. The increase in stockholders' equity reflects the issuance of 1,699,869 new shares at $10.00 per share in the second step conversion and stock offering, less costs of the transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

GENERAL: Net income increased by $119,000 to $363,000 for the three months ended September 30, 2005 from $244,000 for the same period ended September 30, 2004. The increase for the three month period was attributable to an increase in net interest income after provision for loan loss of $457,000 which was partially offset by a decrease in non-interest income and an increase in non-interest expense.

INTEREST INCOME: Interest income was $3.9 million for the three months ended September 30, 2005, compared to $3.4 million for the comparable period in 2004. The increase in interest income for the three month period over the prior year was due to an increase in average balances of commercial loans, and an increase in yield on adjustable rate loans. Fixed rate commercial mortgage loans generated an additional $175,000 in interest income for the quarter ended September 30, 2005 as compared to the same period a year ago due to an increase in average balance of $7.1 million period over period. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $166,000 in interest income for the quarter ended September 30, 2005 as compared to the same quarter a year ago, due in part to an increase in average balance of $4.6 million and in part to an increase in the prime rate of 200 basis points from 4.75% at September 30, 2004 to 6.75% at September 30, 2005. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and home equity line of credit (HELOC) loans also contributed to the increase in interest income for the quarter ended September 30, 2005 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $1.7 million for the three month period ended September 30, 2005, compared to $1.6 million for the same period in 2004. The 3.7% increase in interest expense was attributable to an increased cost of funds on interest-bearing deposits for the period ended September 30, 2005 compared to September 30, 2004. The average balance of interest-bearing deposits increased by $12.5 million or 7.5% when compared to September 30, 2004 and the cost of those deposits increased by 5 basis points. The average balance of FHLB borrowings decreased from $56.7 million for the three month period ended September 30, 2004 to $47.8 million for the same period ended September 30, 2005 and the cost of those borrowings decreased by 2 basis points, due primarily to the maturity of high-cost advances.

NET INTEREST INCOME: Net interest income increased to $2.2 million for the three month period ended September 30, 2005 compared to $1.8 million for the same period in 2004. For the three months ended September 30, 2005, average interest-earning assets increased $18.7 million, or 7.8%, when compared to the same period in 2004. Average interest-bearing liabilities increased $3.6 million, or 1.6%, for the same period. The yield on average interest-earning assets increased to 6.0% for the three month period ended September 30, 2005 from 5.87% for the same period ended in 2004 as the cost of average interest-bearing liabilities increased to 2.93% from 2.88% for the three month periods ended September 30, 2005 and September 30, 2004, respectively. The increase in yields on interest earning assets exceeded the impact of the increase in the cost of funds creating an increase in the net interest margin of 24 basis points to 3.44% for the three month period ended September 30, 2005 from 3.20% for same period in 2004.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $4,000 for the three month period ended September 30, 2005 and $68,000 for the comparable period in 2004. The decrease in the provision was due to declining loan balances in the quarter ended September 30, 2005, which resulted in a lower required provision for the quarter.

NON INTEREST INCOME: Other income was $1.2 million for the three month period ended September 30, 2005, a decrease of $100,000 or 7.7%, from the same period in 2004. The primary reason for the decrease was a $55,000 decrease in mortgage banking activities for the three month period ended September 30, 2005 as compared to the same period in 2004.

NON INTEREST EXPENSE: Non interest expense was $2.8 million for the three month period ended September 30, 2005, a $181,000 or 6.8% increase from the same period in 2004. The increase was primarily due to an increase of $98,000 in compensation and employee benefits for the three month period ended September 30, 2005 as compared to the same period in 2004.

INCOME TAXES: Federal income taxes increased to $183,000 for the three month period ended September 30, 2005 compared to $122,000 for the same period in 2004. The increase for the three month period was attributable to an increase in pre-tax income.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

GENERAL: Net income decreased $127,000 to $205,000 for the nine months ended September 30, 2005 from $332,000 for the same period ended September 30, 2004. While net interest income was higher than the same period one year earlier by $974,000, non-interest income was lower by $245,000. Non-interest expense increased $868,000 primarily due to the $679,940 one-time contribution to the First Federal Community Foundation and a $245,000 increase in compensation and employee benefits period over period. The income tax expense for the nine months ended September 30, 2005 decreased by $64,000 as compared to the same period in 2004 due to the decrease in pre-tax income period over period.

INTEREST INCOME: Interest income was $11.1 million for the nine months ended September 30, 2005, compared to $9.8 million for the comparable period in 2004. This increase of $1.3 million, or 13.6%, in interest income was due to an increase in average balances of commercial loans, and an increase in yield in adjustable rate loans. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $400,000 in interest income for the nine months ended September 30, 2005 as compared to the year earlier, due in part to an increase in average balance of $4.6 million and in part to an increase in the prime rate of 200 basis points from 4.75% at September 30, 2004 to 6.75% at September 30, 2005. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and home equity line of credit loans also contributed to the increase in interest income for the nine months ended September 30, 2005 as compared to the same period one year earlier.

INTEREST EXPENSE: Interest expense was $4.9 million for the nine month period ended September 30, 2005 compared to $4.6 million for the same period in 2004. The 7.8% increase in interest expense was attributable to an increased cost of funds on interest-bearing deposits for the period ended September 30, 2005 compared to September 30, 2004. The average balance of interest-bearing deposits increased by $20.1 million or 13.0% when compared to September 30, 2004 and the cost of those deposits increased by 13 basis points. The average balance of FHLB borrowings decreased from $55.0 million for the period ended September 30, 2004 to $52.1 million for the period ended September 30, 2005, while the cost of those borrowings decreased by 1 basis point, due primarily to maturing advances which were replaced by lower cost of funds advances.

NET INTEREST INCOME: Net interest income increased by $974,000 for the nine month period ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, average interest-earning assets increased $26.8 million, or 11.9% when compared to the same period in 2004. Average interest-bearing liabilities increased $17.3 million, or 8.2% for the same period. The yield on average interest-earning assets increased to 5.87% for the nine month period ended September 30, 2005 from 5.79% for the same period ended in 2004 while the cost of average interest-bearing liabilities declined to 2.89% from 2.90% for the nine month periods ended September 30, 2005 and September 30, 2004, respectively. The net result of the 8 basis point increase in asset yields and 1 basis point decrease in the cost of funds was a net interest rate margin increase of 18 basis points to 3.28% for the nine month period ended September 30, 2005, from 3.10% for same period in 2004.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2005            2004
                                                          -------------   ------------
                                                             (Dollars in thousands)
Total non-accrual loans (1) ...........................       $1,154         $  478
                                                              ------         ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential ....................          832            960
   Other real estate loans ............................          130             --
   Consumer/Commercial ................................          470            280
                                                              ------         ------
      Total accrual loans delinquent 90 days or more ..       $1,432         $1,240
                                                              ------         ------
Total nonperforming loans (2) .........................        2,586          1,718
Total real estate owned-residential mortgages (3) .....          385              9
Total real estate owned-Consumer and other (3) ........           78             20
                                                              ======         ======
Total nonperforming assets ............................       $3,049         $1,747
                                                              ======         ======

Total nonperforming loans to loans receivable .........         1.29%          0.87%
Total nonperforming assets to total assets ............         1.10%          0.66%

(1) For the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, the interest that would have been reported was $61,218 and $75,307 respectively were these loans not in non-accrual status.

(2) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(3) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $266,000 for the nine month period ended September 30, 2005 and $214,000 for the comparable period in 2004. At September 30, 2005, the percent of nonperforming loans increased to 129 basis points from 87 basis points at December 31, 2004. As a percent of total assets, nonperforming loans increased to 110 basis points at September 30, 2005 from 66 basis points at December 31, 2004. Although total nonperforming assets increased $1.3 million from December 31, 2004 to September 30, 2005 management believes the provision for loan loss is adequate. The two main areas of increase in nonperforming assets were non-accrual loans, the increase in which represents mostly well-collateralized mortgage loans, and total real estate owned-residential mortgages, which have been written down to the net realizable value of the collateral.

NON INTEREST EXPENSE: Non interest expense was $9.0 million for the nine month period ended September 30, 2005, an $868,000 or 10.7% increase from the same period in 2004. The increase was primarily due to the $679,940 one-time contribution to the First Federal Community Foundation and to a $ 245,000, or 5.5% increase in compensation and employee benefits from the nine month period ended September 30, 2004 to the comparable period in 2005.

INCOME TAXES: Federal income tax expense decreased to $103,000 for the nine months ended September 30, 2005 compared to $167,000 for the same period in 2004. The decrease for the nine month period was attributable to a decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Bank's deposits, FHLB advances, and proceeds from principal and interest payments and prepayments on loans and mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Bank is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Banks's objective for liquidity is to be above 20%. Liquidity as of September 30, 2005 was $83.1 million, or 43.4%, compared to $83.4 million, or 47.6% at December 31, 2004. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Bank includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of September 30, 2005, the Bank had unused borrowing capacity totaling $53.0 million at the FHLB based on the FHLB stock ownership.

The Bank intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2005 the Bank originated $42.3 million in residential mortgage loans, of which $25.6 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $46.6 million in originations during the first nine months of 2004 of which $27.5 million were retained in portfolio. The Bank also originated $25.9 million of commercial loans and $9.8 million of consumer loans in the first nine months of 2005 compared to $26.5 million of commercial loans and $14.3 million of consumer loans for the same period in 2004. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 53.7% and 56.1%, commercial loans 33.4% and 31.0% and consumer loans 13.0 % and 13.0% at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005, the Bank had outstanding loan commitments of $53.7 million. These commitments included $11.2 million for permanent one-to-four family dwellings, $14.0 million for non-residential loans, $2.8 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.6 million of undisbursed lines of credit on home equity loans, $1.4 million of unused credit card lines and $11.7 million of unused commercial lines of credit, $2.2 million of undisbursed commercial construction, $70,000 of unused Letters of Credit and $1.7 million in unused bounce protection.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2005 deposits funded 70.1% of the Company's total assets compared to 69.4% at December 31, 2004. Certificates of deposit scheduled to mature in less than one year at September 30, 2005 totaled $61.4 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2005 the Bank had $41.8 million in FHLB advances. FHLB borrowings as a percentage of total assets were 15.1% at September 30, 2005 as compared to 20.8% at December 31, 2004. The Bank has sufficient available collateral to obtain additional advances of $5.4 million. When this is combined with current FHLB stock ownership the Bank could obtain up to an additional $53.0 million in advances from the FHLB.

Stockholders' equity at September 30, 2005 was $36.7 million, or 13.3% of total assets, compared to $21.8 million, or 8.3% of total assets, at December 31, 2004 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2005. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2005:

                                                                    Minimum
                                                 Regulatory        To Be Well
                                 Actual           Minimum         Capitalized
                            ---------------   ---------------   ---------------
                             Amount   Ratio    Amount   Ratio    Amount   Ratio
                            -------   -----   -------   -----   -------   -----
                                           (Dollars in Thousands)
Capital Requirements:
Tangible equity capital     $32,850   12.03%  $ 4,097   1.50%   $ 5,462    2.00%
Tier 1 (Core) capital       $32,850   12.03%  $10,925   4.00%   $13,656    5.00%
Total risk-based capital    $34,258   18.65%  $14,698   8.00%   $18,373   10.00%
Tier 1 risk-based capital   $32,850   17.88%  $ 7,349   4.00%   $11,024    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

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

There were no significant changes made in the Company's internal control over financial reporting or in other factors that could significantly affect the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

          No equity securities were sold during the quarter ended September 30, 2005 that were not registered under the Securities Act. No repurchases of common stock were made during the quarter.

          Of the net proceeds of approximately $16.0 million from the sale of common stock, $4.5 million were invested in federal agency obligations, $8.4 million were used to fund loans and deposit withdrawals, and the remaining $3.1 million were initially used to pay down variable rate FHLB advances, but have since been invested in additional federal agency obligations. In addition, approximately $1.1 million will be used to fund the Bank's new branch in Lewiston.

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

          Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

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

                                       FIRST FEDERAL OF NORTHERN MICHIGAN
                                       BANCORP, INC.


                                       By: /s/ Martin A. Thomson
                                           -------------------------------------
                                           Martin A. Thomson
                                           President and Chief Executive Officer

                                       Date: November 14, 2005


                                       By: /s/ Amy E. Essex
                                           -------------------------------------
                                           Amy E. Essex, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                       Date: November 14, 2005

                                  Exhibit Index

Exhibit No.                               Description
------------                              -----------
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