Form 10KSB
period 2005-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2006-03-29
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________________

                        COMMISSION FILE NUMBER: 000-31957

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                MARYLAND                                        32-0135202
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

 100 S. SECOND AVENUE, ALPENA, MICHIGAN                           49707
(Address of Principal Executive Offices)                         Zip Code

                                 (989) 356-9041
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant   COMMON STOCK, PAR VALUE $.01 PER SHARE
to Section 12(g) of the Act:     (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ].

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     1. YES   X  .   NO      .
            -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ].

     The Registrant's revenues for the year ended December 31, 2005 were $15.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 15, 2006 ($9.28 per share) was $25.9 million.

     As of March 15, 2006, there were issued and outstanding 3,120,344 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2006 Annual Meeting of Stockholders (Parts I and
     III).

2.   Annual Report to Shareholders for the Year Ended December 31, 2005 (Part
     II).

     Transitional Small Business Disclosure Format

     YES      .   NO   X  .
         -----       -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

     First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2005, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $282.8 million, deposits of $188.7 million and stockholders' equity of $36.7 million. As of December 31, 2005, First Federal of Northern Michigan Bancorp, Inc. had 3,115,510 shares of common stock issued and outstanding.

FIRST FEDERAL OF NORTHERN MICHIGAN

     First Federal of Northern Michigan is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses from ten full-service facilities located in Alpena, Antrim, Cheboygan, Emmett, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. First Federal of Northern Michigan was chartered in 1957, and reorganized into the mutual holding company structure in 1994. First Federal of Northern Michigan became the wholly owned subsidiary of Alpena Bancshares, Inc., the predecessor company to First Federal of Northern Michigan Bancorp, Inc., in November 2000.

     First Federal of Northern Michigan's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, consumer loans and in investment securities and mortgage-backed securities.

MARKET AREA AND COMPETITION

     First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its nine other branch offices in Michigan. The population of Alpena (city and township), from which the majority of our deposits is drawn, has decreased since 2000, and currently is approximately 21,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, is approximately 187,000, and increased by 2.2% from 2000 to 2004. The population of our primary market area is expected to increase by 2.1% by 2009. Per capita income in our market area was $20,386 in 2004, which was 15.4% less than the national level, and 16.7% less than the state of Michigan as a whole, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Growth in per capita income in our market area is projected to increase only modestly over the next five years. The unemployment rate in our primary market area was 6.9% at December 31, 2005, compared to 4.9% nationally and 6.7% for the state of Michigan.

     Alpena is the largest city located in the northeastern lower peninsula of Michigan. This area has long been associated with agricultural, wood and concrete industries. Tourism has also been a major industry in our primary market area. All of these industries tend to be seasonal and are strongly affected by state and national economic conditions.

     Major employers in our primary market area include various public schools and governmental agencies, Alpena Regional Medical Center, Besser Company (a manufacturer of concrete products equipment), Lafarge Corporation (a limestone mining and cement producer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties), Otsego Memorial Hospital, Community Memorial Hospital, Decorative Panels International (a hardboard manufacturer), OMNI Metalcraft Corp. (a diversified manufacturer), Great Lakes Tissue (a paper manufacturer) and various other small companies.

     As of December 31, 2005, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. We expect continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing other financial institutions. Many such institutions have greater financial and marketing resources than we have. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition for deposits has come from securities brokers. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

LENDING ACTIVITIES

     GENERAL. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgages that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2005, we had total loans of $202.6 million, of which $100.0 million, or 49.3%, were one-to four-family residential real estate mortgage loans, $40.2 million, or 19.9%, were commercial real estate loans, and $26.7 million, or 13.1%, were commercial loans. Other loans consisted primarily of consumer loan, which totaled $25.9 million, or 12.8% of total loans, and construction loans, which totaled $10.0 million or 4.9% of total loans.

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

     We make one- to four-family real estate loans with loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the total loan amount to be covered by private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

     Beginning in November 2004 we initiated a "skip pay" program for customers with seasoned loans and with an exemplary past payment history. Under this program, for a fee, the customer may choose to skip a residential mortgage payment or a home equity line of credit payment. The program generated $35,000 in fee income in 2005.

     COMMERCIAL REAL ESTATE LENDING. We also originate commercial real estate loans. At December 31, 2005, we had a total of 191 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings and motels. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2005, our commercial real estate loans totaled $40.3 million, or 19.84% of our total loans, and had an average principal balance of $210,995. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan. Our largest commercial real estate loan had a principal balance of $1.5 million and was secured by a commercial building and all corporate assets of the borrower. At December 31, 2005, this loan was performing according to its repayment terms.

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

     CONSUMER AND OTHER LOANS. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2005, consumer and other loans totaled $25.9 million, or 12.8% of our total loan portfolio. At such date, $891,500, or 3.4% of our consumer loans, were unsecured. As of December 31, 2005, home equity loans totaled $8.4 million, or 3.2% of our total loan portfolio, and automobile loans totaled $3.3 million, or 1.3% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

     COMMERCIAL LOANS. At December 31, 2005, we had $26.7 million in commercial loans which amounted to 13.1% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $4.8 million at December 31, 2005. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

     Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower's ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Many of our commercial loans have been made to borrowers whose business operations are untested, which increases our risk. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2005, our largest commercial loan was a $1.0 million loan for the borrower's working capital purposes secured by fixed assets located in our primary market area. This loan was performing according to its repayment terms at December 31, 2005.

     CONSTRUCTION LOANS. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residence. Our construction loans totaled $10.0 million, or 4.9% of our total loan portfolio, at December 31, 2005. To a lesser extent, we also originate commercial construction loans.

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

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                              At December 31,
                                       ---------------------------------------------------------------------------------------------
                                              2005              2004                2003              2002               2001
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                        Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                       --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                           (Dollars in thousands)
Real estate loans:
   Residential mortgage .............  $100,042     49.3% $102,600     52.1% $ 94,988    57.7%  $101,943    66.9%  $132,491    74.9%
   Commercial mortgage ..............    40,270     19.8%   29,690     15.1%   29,452    17.9%    20,369    13.4%    14,152     8.0%
   Construction .....................    10,030      4.9%    8,906      4.5%    5,907     3.6%     2,946     1.9%     3,036     1.7%
Non real estate loans ...............
   Commercial .......................    26,658     13.1%   30,174     15.3%   13,495     8.2%     7,528     4.9%     6,052     3.4%
   Consumer and other loans .........    25,907     12.8%   25,544     13.0%   20,895    12.7%    19,587    12.9%    21,172    12.0%
                                       --------   ------  --------   ------  --------   -----   --------   -----   --------   -----
   Total Loans ......................  $202,907   100.00% $196,914   100.00% $164,737   100.0%   152,373   100.0%  $176,903   100.0%
                                                  ======             ======             =====              =====              =====
Other items:
   Unadvanced construction loans ....        --                 --                 --                 --                 --
   Deferred loan origination costs ..        28                 37                 28                 --                 --
   Deferred loan origination fees ...      (336)              (349)              (269)              (110)               (68)
   Allowance for loan losses ........    (1,416)            (1,214)            (1,036)              (922)              (689)
                                       --------           --------           --------           --------           --------
   Total loans, net .................  $201,183           $195,388           $163,460           $151,341           $176,146
                                       ========           ========           ========           ========           ========

     LOAN MATURITY AND YIELD SCHEDULE. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

                         Residential Mortgage   Commercial Mortgage      Construction
                         --------------------   -------------------   ------------------
                                     Weighted              Weighted             Weighted
                                      Average               Average              Average
                           Amount      Rate       Amount     Rate      Amount     Rate
                          --------   --------    -------   --------   -------   --------
                                              (Dollars in thousands)
Due During the Years
   Ending December 31,
2006 ...............      $  2,138     6.59%     $ 2,685     7.43%    $10,004     7.19%
2007 ...............         3,430     6.22%       1,776     6.69%         --     0.00%
2008 ...............        12,188     5.99%       8,549     6.94%         --     0.00%
2009 to 2010 .......         6,264     6.18%      25,556     7.39%         26     7.75%
2011 to 2015 .......         6,823     6.28%       1,052     5.96%         --     0.00%
2016 to 2020 .......        17,861     5.70%         652     7.38%         --     0.00%
2020 and beyond ....        51,338     5.82%          --     0.00%         --     0.00%
                          --------     ----      -------     ----     -------     ----
   Total ...........      $100,042     5.91%     $40,270     7.23%    $10,030     7.19%
                          ========               =======              =======

                             Commercial       Consumer and Other          Total
                         ------------------   ------------------   -------------------
                                   Weighted             Weighted              Weighted
                                    Average              Average               Average
                          Amount     Rate      Amount     Rate      Amount      Rate
                         -------   --------   -------   --------   --------   --------
                                             (Dollars in thousands)
Due During the Years
   Ending December 31,
2006 ...............     $14,980     7.59%    $   850     7.04%    $ 30,657     7.36%
2007 ...............       1,241     7.20%      1,126     8.07%       7,573     6.77%
2008 ...............       5,135     6.96%      4,426     7.70%      30,298     6.67%
2009 to 2010 .......       4,165     6.72%      8,366     7.52%      44,377     7.18%
2011 to 2015 .......         659     6.90%      6,089     7.26%      14,623     6.69%
2016 to 2020 .......          --     0.00%      2,034     7.59%      20,547     5.94%
2020 and beyond ....         478     7.39%      3,016     7.43%      54,832     5.92%
                         -------     ----     -------     ----     --------     ----
   Total ...........     $26,658     7.29%    $25,907     7.49%    $202,907     6.62%
                         =======              =======              ========

     FIXED-AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2005 that are contractually due after December 31, 2006.

                             Due After December 31, 2006
                          --------------------------------
                            Fixed    Adjustable     Total
                          --------   ----------   --------
                                   (In thousands)
Residential mortgage ..   $ 57,810     $40,094    $ 97,904
Commercial mortgage ...     26,249      11,335    $ 37,584
Construction ..........         26          --    $     26
Commercial ............      7,132       4,546    $ 11,678
Consumer and other ....     24,635         422    $ 25,057
                          --------     -------    --------
   Total loans ........   $115,852     $56,397    $172,249
                          ========     =======    ========

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors and walk-in customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our lending limits vary by officer experience but range from $50,000 to $359,650. The loan committee must approve any loan from $359,650 up to $400,000, and any loan request over $400,000 must be approved by our Board of Directors. Consumer lending limits by officer range from $15,000 to $200,000. For secured commercial loans, the limit ranges from $150,000 to $400,000.

     A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2005, we had outstanding loan commitments of $36.6 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

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

     We require appraisals of real property securing loans. Appraisals are performed by independent appraisers, who are approved by our Board of Directors annually. We require fire and extended coverage insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is required for most residential mortgage loans with loan-to-value ratios greater than 80%.

     LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2005, we had $308,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $1,030,000, $1,012,000 and $801,000 the years ended December 31, 2005, 2004 and 2003, respectively.

     To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $751,000 were included in other assets at December 31, 2005.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2005       2004       2003
                                                --------   --------   --------
                                                        (In Thousands)
Loans receivable at beginning of period .....   $196,914   $164,496   $152,263
Originations:
   Real estate:
      Residential 1-4 family ................     54,767     60,361    132,146
      Commercial and Multi-family ...........     35,454     32,837     35,004
   Consumer .................................     12,569     17,901     18,176
                                                --------   --------   --------
      Total originations ....................    102,790    111,099    185,326
                                                --------   --------   --------
Loan purchases ..............................      8,149     11,715         --
                                                --------   --------   --------
Loan sales ..................................    (20,070)   (24,362)   (81,510)
Transfer of mortgage loans
   to foreclosed real estate ................       (695)       (79)      (441)
Repayments ..................................    (84,181)   (65,955)   (91,142)
                                                --------   --------   --------
   Total loans receivable at end of period ..   $202,907   $196,914   $164,496
                                                ========   ========   ========

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

     COLLECTION PROCEDURES. Our general collection procedures provide that before a mortgage, consumer or commercial loan becomes 16 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. We will generally send a "due and payable" letter upon a loan becoming 60 days delinquent. This letter grants the mortgagor 30 days to bring the account paid to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated after this 30-day period. To the extent required by regulations of the Department of Housing and Urban Development ("HUD"), generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.

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

     When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2005, we held $435,000 in properties that were classified REO/ORA.

     DELINQUENT LOANS. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                      Loan Delinquent For
                              ----------------------------------
                                 60-89 Days     90 Days and Over        Total
                              ---------------   ----------------   ---------------
                              Number   Amount    Number   Amount   Number   Amount
                              ------   ------    ------   ------   ------   ------
                                             (Dollars In Thousands)
At December 31, 2005
   Residential Mortgages ..     24     $1,375      19     $1,684     43     $3,059
   Commercial Mortgages ...     --         --       4        670      4        670
   Construction ...........      1        341      --         --      1        341
   Commercial .............      8        506       2        115     10        621
   Consumer ...............     23        197      13        185     36        382
                               ---     ------     ---     ------    ---     ------
      Total ...............     56     $2,419      38     $2,654     94     $5,073
                               ===     ======     ===     ======    ===     ======
At December 31, 2004
   Residential Mortgages ..      6     $1,045      16     $  960     22     $2,005
   Commercial Mortgages ...     --         --      --         --     --         --
   Construction ...........     --         --      --         --     --         --
   Commercial .............      2        195       1        105      3        300
   Consumer ...............      5        179      16        175     21        354
                               ---     ------     ---     ------    ---     ------
      Total ...............     13     $1,419      33     $1,240     46     $2,659
                               ===     ======     ===     ======    ===     ======
At December 31, 2003
   Residential Mortgages ..     23     $1,248      10     $  617     33     $1,865
   Commercial Mortgages ...     --         --       1         77      1         77
   Construction ...........      1         43      --         --      1         43
   Commercial .............      3        221      --         --      3        221
   Consumer ...............     12         90      11        134     23        224
                               ---     ------     ---     ------    ---     ------
      Total ...............     39     $1,602      22     $  828     61     $2,430
                               ===     ======     ===     ======    ===     ======

     NONPERFORMING ASSETS. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                       AT DECEMBER 31,
                                                          -----------------------------------------
                                                           2005     2004     2003     2002     2001
                                                          ------   ------   ------   ------   -----
                                                                    (Dollars in thousands)
Non-Accrual Loans delinquent 90 days or more:
   Residential Mortgage ...............................      308       21      245      366      --
   Commercial Mortgage ................................    1,006      442    1,040       --      --
   Construction .......................................       --       --       --       --      --
   Commercial .........................................       --       --       --       --      --
   Consumer and other .................................       39       15        6      261      --
                                                          ------   ------   ------   ------   -----
Total non-accrual loans delinquent 90 days or more ....   $1,353   $  478   $1,291   $  627   $  --
                                                          ------   ------   ------   ------   -----
Accrual loans delinquent 90 days or more:
   Residential Mortgage ...............................    1,684      960      617      566     475
   Commercial Mortgage ................................      670       --       --       --      --
   Construction .......................................       --       --       77       --      --
   Commercial .........................................      115      105       --      152      --
   Consumer and other .................................      185      175      134       89     201
                                                          ------   ------   ------   ------   -----
      Total accrual loans delinquent 90 days or more ..   $2,654   $1,240   $  828   $  807   $ 676
                                                          ------   ------   ------   ------   -----
Total nonperforming loans (1) .........................   $4,007   $1,718   $2,119   $1,434   $ 676
                                                          ======   ======   ======   ======   =====
Real Estate Owned and Other Repossessed Assets:
   Residential Mortgage ...............................      427        9      199      101     167
   Commercial Mortgage ................................       --       --       --       --      --
   Construction .......................................       --       --       --       --      --
   Commercial .........................................       --       --       --       --      --
   Consumer and other .................................        8       20       --       27      30
                                                          ------   ------   ------   ------   -----
Total real estate owned (2) ...........................   $  435   $   29   $  199   $  128   $ 197
                                                          ======   ======   ======   ======   =====
Total nonperforming assets ............................   $4,442   $1,747   $2,318   $1,562   $ 873
                                                          ======   ======   ======   ======   =====
Total nonperforming loans to net loans receivable .....     1.97%    0.87%    1.28%    0.94%   0.38%
Total nonperforming assets to total assets ............     1.57%    0.66%    1.04%    0.68%   0.36%

(1) All of our loans delinquent 90 days or more are classified as nonperforming.

(2) Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

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

     When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at December 31, 2005, classified assets consisted of substandard assets of $3.0 million, doubtful assets of $105,000 and no assets classified as loss.

     We classify our assets pursuant to criteria similar to the classification structure provided in the OTS regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

                                              AT DECEMBER 31,
                                ------------------------------------------
                                 2005     2004     2003     2002     2001
                                ------   ------   ------   ------   ------
                                              (In Thousands)
Substandard assets ..........   $3,045   $1,847   $2,295   $1,263   $2,198
Doubtful assets .............      105      105      105      370       --
Loss assets .................       --       --       --       --       --
                                ------   ------   ------   ------   ------
   Total classified assets ..   $3,150   $1,952   $2,400   $1,633   $2,198
                                ======   ======   ======   ======   ======

     Our investment in land and real estate at December 31, 2005 was classified as substandard by the Office of Thrift Supervision due to slower than expected sales of building lots and condominium units. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned condominium units located in Alpena, Michigan. At December 31, 2005, all but six of the residential lots had been developed and sold and all condominium units were completed and all but one had been sold. Management believes this is a viable project with development and sales ongoing. At December 31, 2005, our investment in these properties was approximately $352,000, which is net of an allowance of $100,000 to record the investment at the lower of cost or fair value, less costs to sell. For reporting purposes, this investment is considered "impaired" under the definition of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

     The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination

     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the activity on our allowance for loan losses for the periods indicated.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                               2005     2004     2003     2002      2001
                                                              ------   ------   ------   ------   -------
                                                                         (Dollars in thousands)
Allowance at beginning of period ..........................   $1,214   $1,036   $  922   $  689   $   649
                                                              ------   ------   ------   ------   -------
Charge-offs:
   Residential Mortgages ..................................       21       12       28       36        52
   Commercial Mortgages ...................................       --       --       --        8        --
   Construction ...........................................       --       --       --       --        --
   Commercial   ...........................................       57       --       --       --        --
   Consumer and other .....................................      171      179      187      190       237
                                                              ------   ------   ------   ------   -------
      Total charge offs ...................................      249      191      215      234       289
Recoveries:
   Residential Mortgages ..................................       --        1       --       --         8
   Commercial Mortgages ...................................       --       --       --       --        --
   Construction ...........................................       --       --       --       --        --
   Commercial   ...........................................       --       --       --       --        --
   Consumer and other .....................................       83       45       62       52        66
                                                              ------   ------   ------   ------   -------
      Total recoveries  ...................................       83       46       62       52        74
Net (charge offs) recoveries ..............................      166      145      153      182       215
Provision for loan losses .................................      368      323      267      415       255
                                                              ------   ------   ------   ------   -------
Balance at end of year ....................................   $1,416   $1,214   $1,036   $  922   $   689
                                                              ======   ======   ======   ======   =======
Ratios:
Net Charge-offs to average loans
   outstanding (annualized) ...............................     0.08%    0.07%    0.10%    0.12%     0.12%
Allowance for loan loss to non-performing
   loans at end of period .................................    35.34%   70.67%   48.90%   62.77%   101.92%
Allowance for loan losses to total
   loans at end of period .................................     0.70%    0.62%    0.63%    0.61%     0.39%

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

     Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2005, we were servicing loans sold to third parties totaling $139.1 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $751,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

INSURANCE BROKERAGE ACTIVITIES

     In March 2003, we acquired ICA, a licensed insurance agency, to increase and diversify our sources of non-interest income. ICA sells life, property, casualty and health insurance products and, to a lesser extent, non-insured investment products. All of these products are sold on an agency basis only. Unlike First Federal of Northern Michigan's net interest income and loan and deposit fee income, which are subject to and largely dependent on swings in market interest rates, the commissions earned on the sales of insurance and investment products generally are not affected by interest rate movements. As such, we expect the income contributed by ICA to add stability to our non-interest income specifically and net income generally.

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

     In recent years, approximately 75% of ICA's revenues have been derived from the sale of Blue Cross/Blue Shield health insurance products. For the twelve months ended December 31, 2005, 31% of ICA's health insurance revenues were generated through an exclusive Blue Cross/Blue Shield contract under which business members of 11 chambers of commerce in our market area use ICA as their insurance agency. ICA earns a 1.9% commission on insurance products sold to business members of the chambers of commerce, and earns a 7% commission on insurance products sold to others. ICA has been operating under this exclusive contract since 1988. The contract provides for an indefinite term, though it may be terminated by either party on 60 days notice. Blue Cross/Blue Shield may revise the schedule of commissions under the contract no more frequently than annually. Effective January 1, 2006, this exclusive contract was terminated. However, ICA will continue to receive commissions on insurance products sold through the chambers of commerce prior to the termination and can continue to sell health insurance products to non-chamber of commerce customers.

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

     ICA has operated in Alpena, Michigan since its inception in 1984 and currently employs six insurance agents. See "--Subsidiary Activity" for a further discussion of ICA. ICA also currently employs a broker that sell non-insured investment products in one of the branch offices of First Federal of Northern Michigan.

REAL ESTATE DEVELOPMENT ACTIVITIES

     On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See "--Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2005, we had sold 36 of the 43 lots comprising this property and two of the smaller lots had been combined into one lot, so that at December 31, 2005 six lots remained unsold. Our investment in land and real estate is "held for sale" and separately stated in the statement of financial condition, net of any allowance for impairment. Management is actively marketing the property by using local real estate agents to facilitate the sale of these properties. For reporting purposes, this investment is considered "impaired" under the definition in SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell, which may include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

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

     At December 31, 2005, our investment in these properties was approximately $352,000, which was net of an allowance of $100,000. At December 31, 2005, management prepared an analysis by obtaining an updated fair value, less cost to sell, on these properties. Based on the analysis, no further impairment or loss was identified and the allowance remained at $100,000.

INVESTMENT ACTIVITIES

     Our investment securities portfolio comprises U.S. Government and state agency obligations and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, corporate bonds and other investments. At December 31, 2005, we had no investments in unrated securities. At December 31, 2005, $52.1 million, or 95.2% of our investment portfolio was scheduled to mature in less than five years, and $3.8 million, or 6.8%, was scheduled to mature in over five years. At December 31, 2005, $9.2 million, or 16.7% of our investment portfolio was scheduled to mature in less than one year.

     At December 31, 2005, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $48.8 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

     We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2005, mortgage-backed securities totaled $6.3 million, or 2.2% of total assets. At December 31, 2005, 66.8% of our mortgage-backed securities were secured by balloon loans. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.

     We have interests in pools of single-family mortgages in which the principal and interest payments are passed from the mortgage originators, through intermediaries (generally government-sponsored agencies) that pool and repackage loans and sell the participation interest in the form of securities, to investors. These government-sponsored agencies include Freddie Mac, Ginnie Mae, or Fannie Mae. The underlying pool of mortgages can be comprised of either fixed-rate mortgage loans or adjustable-rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, are shared by the investors in that pool.

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

     SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2005, all of our investment securities were designated as available for sale except for a $1.8 million state municipal bond investment designated as held to maturity.

     Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                                   ---------------------------------------------------------------
                                           2005                  2004                  2003
                                   -------------------   -------------------   -------------------
                                   Amortized     Fair    Amortized     Fair    Amortized     Fair
                                     Cost       Value      Cost       Value       Cost      Value
                                   ---------   -------   ---------   -------   ---------   -------
                                                            (In Thousands)
Debt Securities:
   U.S. Government and
      agency obligations .......    $43,825    $43,260    $27,954    $27,862    $16,700    $17,067
   State agency and municipal
      obligations ..............      5,595      5,525      5,994      5,974      3,900      3,960
                                    -------    -------    -------    -------    -------    -------
   Corporate bonds and other
      obligations ..............         --         --         --         --      6,163      6,148
                                    -------    -------    -------    -------    -------    -------
Mortgage-backed securities:
   Pass-through securities:
      Fannie Mae ...............        675        634        851        824        982        942
      Freddie Mac ..............      3,698      3,559      4,722      4,666      5,940      5,855
      Ginnie Mae ...............      2,086      2,057      2,552      2,556        521        537
                                    -------    -------    -------    -------    -------    -------
   Total debt securities .......     55,879     55,035     42,073     41,882     34,206     34,509
                                    -------    -------    -------    -------    -------    -------
Marketable equity securities
   Common stock ................          2        163          2        184         17        161
                                    -------    -------    -------    -------    -------    -------
   Total equity securities .....          2        163          2        184         17        161
                                    -------    -------    -------    -------    -------    -------
   Total interest securities ...    $55,881    $55,198    $42,075    $42,066    $34,223    $34,670
                                    =======    =======    =======    =======    =======    =======

     Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                                      AT DECEMBER 31, 2005
                                               ------------------------------------------------------------------
                                                                       More than One Year    More than Five Years
                                                 One Year or Less      Through Five years      Through Ten Years
                                               --------------------   --------------------   --------------------
                                                           Weighted               Weighted               Weighted
                                               Amortized    Average   Amortized    Average   Amortized    Average
                                                  Cost       Yield       Cost       Yield       Cost       Yield
                                               ---------   --------   ---------   --------   ---------   --------
                                                                     (Dollars in Thousands)
DEBT SECURITIES:
   U.S. Government and agency
      securities ...........................     $7,509      3.49%     $36,316      5.01%       $ --       0.00%
   State agency and municipal
      obligations ..........................      1,792      2.47%       2,228      4.18%        275       3.84%
                                                 ------      ----      -------      ----        ----       ----
   Corporate bonds and other obligations ...         --      0.00%          --      0.00%         --       0.00%
                                                 ------      ----      -------      ----        ----       ----
   Mortgage-backed securities
      Fannie Mae ...........................         --      0.00%         675      3.50%         --       0.00%
      Freddie Mac ..........................         --      0.00%       3,536      3.65%        129       4.00%
      Ginnie Mae ...........................         --      0.00%          --      0.00%         37       5.38%
                                                 ------      ----      -------      ----        ----       ----
   Total debt securities ...................      9,301                 42,755                   441
                                                 ------                -------                  ----

MARKETABLE EQUITY SECURITIES:
   Common Stock ............................         --      0.00%          --      0.00%         --       0.00%
                                                 ------                -------                  ----
Total investment securities ................     $9,301                $42,755                  $441
                                                 ======                =======                  ====

                                                                AT DECEMBER 31, 2005
                                               -----------------------------------------------------

                                                More than Ten Years          Total Securities
                                               --------------------   ------------------------------
                                                           Weighted                         Weighted
                                               Amortized    Average   Amortized     Fair     Average
                                                  Cost       Yield       Cost      Value      Yield
                                               ---------   --------   ---------   -------   --------
                                                               (Dollars in Thousands)
DEBT SECURITIES:
   U.S. Government and agency
      securities ...........................     $   --      0.00%     $43,825    $43,260     3.57%
   State agency and municipal
      obligations ..........................      1,300      4.78%       5,595      5,525     3.75%
                                                 ------      ----      -------    -------
   Corporate bonds and other obligations ...         --      0.00%          --         --     0.00%
                                                 ------      ----      -------    -------     ----
   Mortgage-backed securities
      Fannie Mae ...........................         --      0.00%         675        634     3.50%
      Freddie Mac ..........................         32      4.48%       3,698      3,559     3.67%
      Ginnie Mae ...........................      2,049      3.61%       2,086      2,057     3.64%
                                                 ------      ----      -------    -------     ----
   Total debt securities ...................      3,381                 55,879     55,035
                                                 ------                -------    -------

MARKETABLE EQUITY SECURITIES:
   Common Stock ............................          2      0.00%           2        163     0.00%
                                                 ------                -------    -------     ----
Total investment securities ................     $3,383                $55,881    $55,198
                                                 ======                =======    =======

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

     DEPOSITS. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. However, at December 31, 2005, we had $600,000 of brokered deposits. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above market rates on deposit products.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                             At December 31,
                                -------------------------------------------------------------------------
                                                2005                                  2004
                                -----------------------------------   -----------------------------------
                                                         Weighted                              Weighted
                                            Percent      Average                  Percent      Average
                                 Amount    of Total   Interest Rate    Amount    of Total   Interest Rate
                                --------   --------   -------------   --------   --------   -------------
                                                          (Dollars in thousands)
Non-interest-bearing ........   $ 10,878      5.76%         NA        $ 10,929      5.99%         NA
NOW accounts ................     16,620      8.81%       0.32%         19,664     10.78%       0.34%
Passbook ....................     21,853     11.58%       0.30%         25,039     13.72%       0.30%
Investment sweep account ....      5,250      2.78%       3.14%          3,147      1.72%       1.45%
Money market accounts .......     11,544      5.12%       1.53%         16,837      9.22%       1.64%

Time deposits that mature:
   Less than 12 months ......     82,397     43.66%       3.63%         32,224     17.66%       2.05%
   Within 12-36 months ......     30,324     16.07%       3.17%         60,894     33.37%       2.24%
   Beyond 36 months .........      8,554      4.53%       4.16%         11,436      6.27%       3.36%
   Jumbo ....................      1,315      0.70%       4.26%          2,319      1.27%       5.46%
                                --------    ------        ----        --------    ------        ----
Total deposits ..............   $188,735    100.00%       2.56%       $182,489    100.00%       1.64%
                                ========    ======        ====        ========    ======        ====

                                          At December 31,
                                -----------------------------------
                                                2003
                                -----------------------------------
                                                         Weighted
                                            Percent      Average
                                 Amount    of Total   Interest Rate
                                --------   --------   -------------
                                       (Dollars in thousands)
Non-interest-bearing ........   $  7,282      4.80%         NA
NOW accounts ................     13,596      8.96%       0.35%
Passbook ....................     25,851     17.04%       0.30%
Investment sweep account ....      2,987      1.97%       0.73%
Money market accounts .......     11,613      7.66%       1.22%

Time deposits that mature:
   Less than 12 months ......     41,943     27.65%       1.49%
   Within 12-36 months ......     31,934     21.05%       2.27%
   Beyond 36 months .........     13,524      8.91%       4.74%
   Jumbo ....................      2,972      1.96%       5.79%
                                --------    ------        ----
Total deposits ..............   $151,702    100.00%       1.62%
                                ========    ======        ====

     TIME DEPOSIT RATES. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 8 to our consolidated financial statements contained within Exhibit 13) for a more detailed breakdown by rate range):

                                      At December 31,
                               -----------------------------
            Rate                 2005       2004       2003
            ----               --------   --------   -------
                                       (In Thousands)
Less than 2%                   $  7,443   $ 22,980   $26,192
2.00 percent to 2.99 percent     20,199     24,924    14,384
3.00 percent to 3.99 percent     59,350     33,124    15,349
4.00 percent to 4.99 percent     25,470     10,227    12,498
5.00 percent to 6.99 percent      8,667     12,869    18,768
7.00 percent to 8.99 percent      1,461      2,749     3,183
                               --------   --------   -------
                               $122,590   $106,873   $90,374
                               ========   ========   =======

     TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at December 31, 2005.

                                           1 - Less   2 - Less   3 - Less   5 years
                               Less Than    than 2     than 3     than 5      and
            Rate                One Year     Years      Years      Years    Greater     Total
            ----               ---------   --------   --------   --------   -------   --------
Less than 2%                    $ 7,426     $    17    $   --     $   --     $   --   $  7,443
2.00 percent to 2.99 percent     18,248         368       652        773        158     20,199
3.00 percent to 3.99 percent     34,788      18,367     5,933         90        172     59,350
4.00 percent to 4.99 percent     19,793       3,684       211      1,347        435     25,470
5.00 percent to 6.99 percent      2,757         725       921      3,691        573      8,667
7.00 percent to 8.99 percent         --         147        --      1,314         --      1,461
                                -------     -------    ------     ------     ------   --------
                                $83,012     $23,308    $7,717     $7,215     $1,338   $122,590
                                =======     =======    ======     ======     ======   ========

     As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $30.2 million. The following table sets forth the maturity of those certificates as of December 31, 2005.

                                Certificates
       Maturity Period           of Deposit
       ---------------         --------------
                               (In thousands)
Three months or less .......      $ 6,069
Three through six months ...        1,567
Six through twelve months ..       12,045
Over twelve months .........       10,485
                                  -------
Total ......................      $30,166
                                  =======

     BORROWINGS. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2005, we had access to additional Federal Home Loan Bank advances of up to $25.4 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

                                                    Years Ended December 31,
                                                  ---------------------------
                                                    2005      2004     2003
                                                  -------   -------   -------
                                                     (Dollars in Thousands)
Balance at end of period                          $54,405   $56,001   $47,159
Average balance during period                     $51,627   $54,473   $49,594
Maximum outstanding at any month end              $61,440   $63,758   $49,802
Weighted average interest rate at end of period      4.40%     4.50%     5.25%
Average interest rate during period                  4.51%     3.71%     4.73%

SUBSIDIARY ACTIVITY

     First Federal of Northern Michigan Bancorp, Inc.'s only direct subsidiary is First Federal of Northern Michigan.

     First Federal of Northern Michigan has two wholly owned subsidiaries. First Federal of Northern Michigan and these subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

     One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2005, First Federal of Northern Michigan's investment in Financial Services & Mortgage Corporation was $487,000. The primary asset of the subsidiary is an investment in land and real estate. See "Real Estate Development Activities." At December 31, 2005, Financial Services & Mortgage Corporation owned six developed building sites and one condominium, all of which were being offered for sale. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

     First Federal of Northern Michigan's second subsidiary, ICA, is a licensed insurance agency engaged in the business of property, casualty and health insurance sales. ICA currently employs one broker that sell non-insured investment products in one branch office of First Federal of Northern Michigan. First Federal of Northern Michigan acquired ICA in June 2003 for $2.87 million. ICA's revenues are derived from the sale of life insurance, property and casualty insurance and health insurance. At December 31, 2005, life insurance revenues represented 6% of sales, property and casualty insurance revenues represented 21% of sales and health insurance sales represented 72% of sales. At December 31, 2005, 31% of the health insurance sales resulted from a contract under which 11 chambers of commerce in 10 surrounding counties offer their constituents the opportunity to purchase group health plans through ICA. This contract was terminated effective January 1, 2006, however ICA will continue to receive commissions on polices sold under this contract prior to December 31, 2005 and can continue to sell health products to non-chamber of commerce customers.

     As part of the acquisition of ICA, First Federal of Northern Michigan entered into an employment agreement with one of ICA's former owners, which was set to expire in February 2006. However the former employee terminated the contract effective May 1, 2005. In addition, First Federal of Northern Michigan entered into an "earn out" agreement with one of the former ICA owners that pays up to $300,000 per year if certain net sales goals are achieved. One $300,000 payment was made in February 2004, the second in February 2005, and the final payment was made in January 2006.

PERSONNEL

     As of December 31, 2005, the Bank had 86 full-time and 23 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. ICA had 19 full-time and 1 part-time employees as of the same date. First Federal of Northern Michigan Bancorp, Inc. and FSMC have no separate employees.

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

     At December 31, 2005, First Federal of Northern Michigan's capital exceeded all applicable requirements. The following table sets forth the Bank's capital position at December 31, 2005 and 2004, as compared to the minimum capital requirements.

                                                  AT DECEMBER 31,
                                     -----------------------------------------
                                             2005                  2004
                                     -------------------   -------------------
                                                Percent               Percent
                                      Amount   of Assets    Amount   of Assets
                                     -------   ---------   -------   ---------
                                               (Dollars in Thousands)
Equity capital ...................   $36,650     12.97%    $21,777      8.29%
Tangible Capital Requirement:
   Tangible capital level ........    32,181     11.54%     17,140      6.64%
   Requirement ...................     4,175      1.50%      3,873      1.50%
                                     -------     -----     -------     -----
   Excess ........................    28,006     10.04%     13,267      5.14%
Core Capital Requirement:
   Core capital level ............    32,181     11.54%     17,140      6.64%
   Requirement ...................    11,134      4.00%     10,327      4.00%
                                     -------     -----     -------     -----
   Excess ........................    21,047      7.54%      6,813      2.64%
Risk-based Capital Requirement:
   Risk-based capital level ......    33,669     18.03%     18,436     10.68%
   Requirement ...................    14,937      8.00%     13,806      8.00%
                                     -------     -----     -------     -----
   Excess ........................    18,732     10.03%      4,630      2.68%

     LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

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

     A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, First Federal of Northern Michigan maintained approximately 94.4% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

     At December 31, 2005, First Federal of Northern Michigan met the criteria for being considered "well-capitalized."

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

     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund and an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

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

     FEDERAL HOME LOAN BANK SYSTEM. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2005, First Federal of Northern Michigan was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

HOLDING COMPANY REGULATION

     First Federal of Northern Michigan Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Federal of Northern Michigan.

     Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999, to those activities permissible for financial holding companies or for multiple savings and loan holding companies. First Federal of Northern Michigan Bancorp, Inc. is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

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

FEDERAL SECURITIES LAWS

     First Federal of Northern Michigan Bancorp, Inc.'s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. First Federal of Northern Michigan Bancorp, Inc. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange of 1934.

     First Federal of Northern Michigan Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of First Federal of Northern Michigan Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Federal of Northern Michigan Bancorp, Inc. meets specified current public information requirements, each affiliate of First Federal of Northern Michigan Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

                                    TAXATION

FEDERAL TAXATION

     GENERAL. First Federal of Northern Michigan Bancorp, Inc. and First Federal of Northern Michigan are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to First Federal of Northern Michigan Bancorp, Inc. and First Federal of Northern Michigan.

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

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2005, First Federal of Northern Michigan's total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, First Federal of Northern Michigan had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS. We may exclude from our income 100% of dividends received from First Federal of Northern Michigan as a member of the same affiliated group of corporations.

     The federal income tax returns of First Federal of Northern Michigan Bancorp, Inc. and its predecessor, Alpena Bancshares, Inc. have not been audited by the Internal Revenue Service in the last five fiscal years.

STATE AND LOCAL TAXATION

     During 1999, the State of Michigan enacted legislation that resulted in elimination of the Michigan single business tax by gradually phasing it out over the next 23 years. Public Act 115 reduces the single business tax rate by 0.1% annually beginning January 1, 1999. First Federal of Northern Michigan files Michigan Single Business Tax (SBT) returns, and in 2005 was subject to tax at a rate equal to 1.9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments to arrive at an adjusted tax base. First Federal of Northern Michigan was audited by the State of Michigan in 2001 for the tax years 1997 through 2000. No material adjustments were found.

     Other applicable state taxes include generally applicable sales, use and real property taxes.

     As a Maryland business corporation, First Federal of Northern Michigan Bancorp, Inc. is required to file annual returns with the State of Maryland.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2005, First Federal of Northern Michigan owned its main office and all of its branch offices except for the Lewiston branch office. At December 31, 2005, the aggregate net book value of our premises and equipment was $7.4 million, net of $3.2 million of depreciation. The following is a list of our locations:

MAIN OFFICE

100 South Second Avenue
Alpena, Michigan 49707

BRANCH OFFICES

300 South Ripley Boulevard
Alpena, Michigan 49707

6230 River Street
Alanson, Michigan 49706

101 South Main Street
Cheboygan, Michigan 49721

1000 South Wisconsin
Gaylord, Michigan 49735

4236 Salling Street(1)
Lewiston, Michigan 49756

625 North Williams Street
Mancelona, Michigan 49659

308 North Morenci
Mio, Michigan 48647

201 North State Street
Oscoda, Michigan 48750

11874 U.S. 23 South
Ossineke, Michigan 49766

INSURANCENTER OF ALPENA

123 S. Second Avenue
Alpena, Michigan 49707

----------
(1)  Month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2005, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low sales price per share during each of the four quarters in 2004 and 2005. High and low per share price and cash dividend declared data for the quarters ended December 31, 2005, September 30, 2005, and June 30, 2005 reflect the 1.8477 for 1 stock split which occurred as of the close of business on April 1, 2005 upon consummation of the second-step mutual to stock conversion and related stock offering. As of December 31, 2005 there were 3,115,510 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2005, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record.

                       Market Price       Cash
                     ---------------   Dividends
   Quarter Ended      High      Low     Declared
   -------------     ------   ------   ---------
December 31, 2005    $ 9.50   $ 8.70     $0.050
September 30, 2005   $ 9.59   $ 9.10     $0.050
June 30, 2005        $10.15   $ 8.30     $0.050
March 31, 2005       $27.00   $18.50     $0.100
December 31, 2004    $27.00   $16.30     $0.100
September 30, 2004   $17.75   $15.60     $0.100
June 30, 2004        $23.56   $17.50     $0.050
March 31, 2004       $25.00   $20.00     $0.125

     Payment of dividends on First Federal of Northern Michigan Bancorp, Inc.'s common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

     The Company did not repurchase any of its shares in 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference to Exhibit 13, the Company's Annual Report to Stockholders.

ITEM 7. FINANCIAL STATEMENTS

     Information contained in the section captioned "Financial Statements" is incorporated by reference to Exhibit 13, the Company's Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     There has been no change in the Company's internal control over the financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACTT

     Information concerning directors and executive officers is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Proposal I--Election of Directors."

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Proposal I--Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the Section captioned "Proposal I - Election of Directors."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons".

ITEM 13. EXHIBITS

          The exhibits filed as a part of this form 10-KSB are as follows:

3.1    Articles of Incorporation of First Federal of Northern Michigan Bancorp,
       Inc.*
3.2    Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
4      Form of Common Stock Certificate of First Federal of Northern Michigan
       Bancorp, Inc.*
10.1   Change in Control Agreements*
10.2   1996 Stock Option Plan*
10.3   1996 Recognition and Retention Plan*
13     Annual Report to Shareholders
14     Code of Ethics **
21     Subsidiaries of Registrant
23     Consent of Plante & Moran PLLC
31.1   Certification of Chief Executive Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002
32.2   Certification of Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.

** Incorporated by reference to the Annual Report on Form 10-KSB of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement, specifically the section captioned "Proposal II - Ratification of Appointment of Auditors."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FEDERAL OF NORTHERN MICHIGAN
                                        BANCORP, INC.


                                        By: /s/ Martin A. Thomson
                                            ------------------------------------
                                            Martin A. Thomson
                                            Chief Executive Officer

                                        Date: March 28, 2006
                                              ----------------------------------

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Martin A. Thomson               By: /s/ Amy E. Essex
    ---------------------------------       ------------------------------------
    Martin A. Thomson, Director and         Amy E. Essex, Chief Financial
    Chief Executive Officer                 Officer, Treasurer and Corporate
    (Principal Executive Officer)           Secretary
                                            (Principal Financial and Accounting
                                            Officer)

Date: March 28, 2006                    Date: March 28, 2006


By: /s/ James Rapin                     By: /s/ Keith Wallace
    ---------------------------------       ------------------------------------
    James Rapin, Chairman                   Keith Wallace, Director

Date: March 28, 2006                    Date: March 28, 2006


By: /s/ Gary VanMassenhove              By: /s/ Thomas R. Townsend
    ---------------------------------       ------------------------------------
    Gary VanMassenhove, Director            Thomas R. Townsend, Director

Date: March 28, 2006                    Date: March 28, 2006

                                  Exhibit Index

Exhibit No.                               Description
-----------                               -----------
    3.1       Articles of Incorporation of First Federal of Northern Michigan
              Bancorp, Inc.*
    3.2       Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
    4         Form of Common Stock Certificate of First Federal of Northern
              Michigan Bancorp, Inc.*
    10.1      Change in Control Agreements*
    10.2      1996 Stock Option Plan*
    10.3      1996 Recognition and Retention Plan*
    13        Annual Report to Shareholders
    14        Code of Ethics **
    21        Subsidiaries of Registrant
    23        Consent of Plante & Moran PLLC
    31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.

** Incorporated by reference to the Annual Report on Form 10-KSB of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).