Form 10QSB
period 2006-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2006-05-15
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                         Outstanding at May 1, 2006
       (Title of Class)                                    3,120,344 shares

Transitional Small Business Disclosure Format: Yes     No  X .
                                                   ---    ---

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at
               March 31, 2006 and December 31, 2005......................     3

            Consolidated Statements of Income for the Three Months
               Ended March 31, 2006 and March 31, 2005...................     4

            Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2006.................     5

            Consolidated Statements of Cash Flow for the Three Months
               Ended March 31, 2006 and March 31, 2005...................     6

            Notes to Unaudited Consolidated Financial Statements.........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION............................................    14

ITEM 3 - CONTROLS AND PROCEDURES.........................................    19

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................    20

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................    20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    20

ITEM 5 - OTHER INFORMATION...............................................    20

ITEM 6 - EXHIBITS........................................................    20
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                 March 31, 2006   December 31, 2005
                                                                 --------------   -----------------
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..............................    $  4,748,052      $  4,497,629
Overnight deposits with FHLB .................................         122,156           281,565
                                                                  ------------      ------------
Total cash and cash equivalents ..............................       4,870,208         4,779,194
Securities AFS ...............................................      54,685,486        53,411,609
Securities HTM ...............................................       1,775,000         1,775,000
Loans held for sale ..........................................         334,172                --
Loans receivable, net of allowance for loan losses
   of $1,430,618 and $1,415,764 as of March 31, 2006 and
   December 31, 2005, respectively ...........................     204,502,872       201,183,076
Foreclosed real estate and other repossessed assets ..........         525,269           434,823
Real estate held for investment ..............................         135,543           352,136
Federal Home Loan Bank stock, at cost ........................       4,765,000         4,765,000
Premises and equipment .......................................       7,568,813         7,392,207
Accrued interest receivable ..................................       1,469,560         1,601,691
Intangible assets ............................................       2,964,105         3,088,986
Goodwill .....................................................       1,349,854         1,349,854
Other assets .................................................       2,418,454         2,641,195
                                                                  ------------      ------------
Total assets .................................................    $287,364,336      $282,774,771
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .....................................................    $185,621,906       188,734,743
Advances from borrowers for taxes and insurance ..............         234,889            27,709
Federal Home Loan Bank advances & Note Payable ...............      61,833,622        54,403,622
Accrued expenses and other liabilities .......................       2,971,209         2,959,111
                                                                  ------------      ------------
Total liabilities ............................................     250,661,626       246,125,185
                                                                  ------------      ------------
Commitments and contingencies ................................              --                --
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,120,344 and 3,115,510 shares issued and outstanding,
   respectively) .............................................          31,203            31,155
Additional paid-in capital ...................................      23,573,276        23,560,462
Retained earnings ............................................      14,759,321        14,703,130
Unallocated ESOP .............................................      (1,163,083)       (1,186,940)
Accumulated other comprehensive loss .........................        (498,007)         (458,221)
                                                                  ------------      ------------
Total stockholders' equity ...................................      36,702,710        36,649,586
                                                                  ------------      ------------
Total liabilities and stockholders' equity ...................    $287,364,336      $282,774,771
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                            For the Three Months
                                                              Ended March 31,
                                                          -----------------------
                                                             2006         2005
                                                          ----------   ----------
                                                                (Unaudited)
Interest income:
Interest and fees on loans ............................   $3,416,613    3,096,727
Interest and dividends on investments .................      561,811      341,644
Interest on mortgage-backed securities ................       54,975       66,717
                                                          ----------   ----------
Total interest income .................................    4,033,399    3,505,088
                                                          ----------   ----------
Interest expense:
Interest on deposits ..................................    1,239,910      980,938
Interest on borrowings ................................      669,347      617,976
                                                          ----------   ----------
Total interest expense ................................    1,909,257    1,598,914
                                                          ----------   ----------
Net interest income ...................................    2,124,141    1,906,174
Provision for loan losses .............................       69,500       79,258
                                                          ----------   ----------
Net interest income after provision for loan losses ...    2,054,641    1,826,916
                                                          ----------   ----------
Non Interest income:
Service charges and other fees ........................      237,146      231,421
Mortgage banking activities ...........................       72,803      118,688
Net gain on sale of premises and equipment,
   real estate owned and other repossessed assets .....        2,256       (4,907)
Other .................................................       45,220       22,067
Insurance & Brokerage Commissions .....................      768,654      732,054
                                                          ----------   ----------
Total other income ....................................    1,126,079    1,099,323
                                                          ----------   ----------
Non interest expenses:
Compensation and employee benefits ....................    1,544,900    1,564,284
SAIF Insurance Premiums ...............................        6,408        6,489
Advertising ...........................................       51,089       39,857
Occupancy .............................................      369,281      315,000
Amortization of intangible assets .....................      124,881       70,581
Service Bureau Charges ................................       86,281       89,963
Insurance & Brokerage Commission Expense ..............      268,107      280,499
Professional Services .................................       85,335       58,656
Other .................................................      324,860      286,853
                                                          ----------   ----------
Other expenses ........................................    2,861,142    2,712,182
                                                          ----------   ----------
Income before income tax expense ......................      319,578      214,057
Income tax expense ....................................      107,370       72,046
                                                          ----------   ----------
Net income ............................................   $  212,208   $  142,011
                                                          ==========   ==========
Per share data:
Basic earnings per share ..............................   $     0.07   $     0.05
Weighted average number of shares outstanding .........    3,116,745    3,066,221
Diluted earnings per share ............................   $     0.07   $     0.04
Weighted average number of shares outstanding,
   including dilutive stock options ...................    3,120,904    3,090,031
Dividends per common share ............................   $    0.050   $    0.054

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Accumulated
                                                         Additional                                   Other
                                               Common     Paid-in       Retained    Unallocated   Comprehensive
                                    Shares     Stock      Capital       Earnings        ESOP      Income (Loss)      Total
                                  ---------   -------   -----------   -----------   -----------   -------------   -----------
Balance at December 31, 2005 ..   3,115,510   $31,155   $23,560,462   $14,703,130    (1,186,940)     (458,221)    $36,649,586
Stock options exercised
   (11,155 shares) ............      11,155       112        60,258            --            --            --          60,370
Retired Stock (6,321 shares) ..      (6,321)      (64)      (60,302)           --            --            --         (60,366)
Unallocated ESOP ..............          --        --        (2,313)           --        23,857            --          21,544
Common Stock held by ESOP
   committed to be released ...          --        --            --            --            --            --
Net income for the period .....          --        --            --       212,208            --            --         212,208
Changes in unrealized loss:
   on available-for-sale
   securities .................          --        --            --            --            --       (39,786)        (39,786)
                                                                                                                  -----------
Total comprehensive income ....          --        --            --            --            --            --         172,422
Tax benefit on stock
   options exercised ..........          --        --        15,171            --            --            --          15,171
Dividends declared ............          --        --            --      (156,017)           --            --        (156,017)
                                  ---------   -------   -----------   -----------   -----------     ---------     -----------
Balance .......................   3,120,344   $31,203   $23,573,276   $14,759,321   $(1,163,083)    $(498,007)    $36,702,710
                                  =========   =======   ===========   ===========   ===========     =========     ===========

See accompanying notes to consolidated financial statements

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2006            2005
                                                                                ------------   -------------
                                                                                      (Unaudited)
Cash flows from operating activities:
Net income ..................................................................   $   212,208    $    142,011
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ............................................       257,863         192,123
   Provision for Loan Loss ..................................................        69,500          79,258
   Amortization and accretion on securities .................................        26,573          50,648
   Originations of loans held for sale ......................................    (2,687,147)     (5,002,410)
   Principal amount of loans sold ...........................................     2,352,975       6,027,070
   Proceeds from sale of real estate held for investment ....................       127,220          23,860
   Gain on sale of real estate held for investment ..........................        (1,073)             --
   Change in accrued interest receivable ....................................       132,131        (400,987)
   Change in accrued otherassets ............................................       243,234        (727,636)

   Change in accrued expenses and other liabilities .........................        27,270      14,918,272
                                                                                -----------    ------------
Net cash provided by (used in) operating activities .........................       760,754      15,302,209
                                                                                -----------    ------------
Net (Increase) decrease in loans ............................................    (3,389,296)     (3,378,657)
   Proceeds from maturity & sale of available-for-sale securities ...........       615,474         268,794
   Purchase of securities available for sale ................................    (1,976,205)             --
   Purchase of Federal Home Loan Bank Stock .................................            --         (49,700)
   Purchase of premises and equipment .......................................      (309,588)       (518,305)
                                                                                -----------    ------------
Net cash provided by (used in) investing activities .........................    (5,059,615)     (3,677,868)
                                                                                -----------    ------------
   Net Increase (decrease) in deposits ......................................    (3,112,837)     (4,006,968)
   Dividend paid on common stock ............................................      (156,017)        (73,948)
   ESOP shares committed to be released .....................................        21,544              --
   Net increase (decrease) in advances from borrowers .......................       207,180         159,339
Additions to advances  from Federal Home Loan Bank and Notes Payable .......      8,430,000              --
Repayments of Federal Home Loan Bank advances and Notes Payable .............    (1,000,000)     (8,950,000)
Stock retired ...............................................................       (60,365)             --
Proceeds from exercise of stock options .....................................        60,370              --
                                                                                -----------    ------------
Net cash provided by (used in) financing activities .........................     4,389,875     (12,871,577)
                                                                                -----------    ------------
Net increase (decrease) in cash and cash equivalents ........................        91,014      (1,247,236)
Cash and cash equivalents at beginning of period ............................     4,779,194       4,738,559
                                                                                -----------    ------------
Cash and cash equivalents at end of period ..................................   $ 4,870,208    $  3,491,323
                                                                                ===========    ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ................................   $        --    $    131,712
                                                                                ===========    ============
Cash paid during the period for interest ....................................   $ 1,933,984    $  1,589,824
                                                                                ===========    ============

See accompanying notes to the consolidated financial statements

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of First Federal of Northern Michigan Bancorp, Inc., and its wholly-owned subsidiary, First Federal of Northern Michigan (the "Bank") and its wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2006 and 2005, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2005. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate. For example, over the past five years, our provision for loan losses as a percentage of average loans outstanding has ranged from 0.06% to 0.25%, while our net charge-offs as a percentage of average loans outstanding has ranged from 0.04% to 0.12%. Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of March 31, 2006 would have changed by approximately $140,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     MORTGAGE SERVICING RIGHTS. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2006, we were servicing loans sold to others totaling $138.4 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at March 31, 2006 included the following:

Annual constant prepayment speed (CPR):        8.33%
Weighted average life remaining (in months):    248
Discount rate used:                            8.50%

     At the March 31, 2006 valuation, we calculated the value of our mortgage servicing rights to be $1.6 million and the weighted average life remaining of those rights was 55 months. The book value of our mortgage servicing rights as of March 31, 2006 was $712,000 which was $888,000 less than the independent valuation. Because the fair value exceeded the book value, there was no need to establish a valuation allowance.

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

     In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and third party contract over a period of 20 years. On May 1, 2005 the former owner of ICA retired. As a result, the amortization period for these intangible assets was reduced to a 10-year period beginning May 1, 2005. Effective January 1, 2006 the exclusive third-party contract between ICA and Blue Cross Blue Shield of Michigan was terminated. Prior to January 1, 2006 the ICA exclusive agent contract with Blue Cross Blue Shield entitled ICA to an override commission of 1.9% on all health premiums written through local Chambers of Commerce in Northeast Michigan. On any health insurance contracts in place as of December 31, 2005, ICA will continue to receive the 1.9% commission; however, there will be no new groups added to this program effective January 1, 2006. Management considered the potential effect this could have on ICA health insurance commissions in future years and made the decision to reduce the amortization period of the third-party contract intangible asset to 5 years effective January 1, 2006.

     Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of March 31, 2006, and December 31, 2005 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third party contract, then we may need to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on the financial position, results of operations, or cash flows.

NOTE 2--REORGANIZATION.

     On April 1, 2005 we consummated the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in Alpena Bancshares, Inc. were sold to investors. As a result of the conversion and stock offering, Alpena Bancshares, M.H.C. ceased to exist and Alpena Bancshares, Inc. was succeeded by First Federal of Northern Michigan Bancorp, Inc., a Maryland corporation and new holding company for First Federal of Northern Michigan.

     The plan of conversion and reorganization of Alpena Bancshares, M.H.C. and the issuance and contribution of cash and common stock to First Federal Community Foundation, a charitable foundation we established in connection with the reorganization, were approved by the stockholders of Alpena Bancshares, Inc. and the members of Alpena Bancshares, M.H.C. on March 23, 2005.

     First Federal of Northern Michigan Bancorp, Inc. accepted orders to purchase 1,699,869 shares of common stock at a purchase price of $10.00 per share. As a part of the conversion, public stockholders of Alpena Bancshares, Inc. as of the consummation date received 1.8477 shares of First Federal of Northern Michigan Bancorp, Inc. common stock in exchange for each of their existing shares of Alpena Bancshares, Inc. common stock. Cash was issued in lieu of any fractional shares. The share exchange occurred on April 1, 2005.

     Any reference in this report to the number of shares outstanding for the period ended March 31, 2005 for purposes of calculating per share earnings and to dividends per share for the same period has been adjusted to give retroactive recognition to the exchange ratio applied in the second-step conversion.

NOTE 3--DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On March 15, 2006, the Company declared a cash dividend on its common stock, payable on or about April 21, 2006, to shareholders of record as of March 31, 2006, equal to $0.05 per share. The dividend on all shares outstanding totaled $156,017.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) "Shareholder Based Payments", which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company's 1996 Stock Option Plan (the "Plan"), which is shareholder approved, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company's 2005 stock offering and related second-step conversion). Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation method that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S.

Treasury yield in effect at the time of the grant.

                           2006
                           ----
Expected Volatility          20%
Expected dividends          2.1%
Expected term (in years)    8.0
Risk- free rate            4.75%

     A summary of option activity under the Plan during the quarter ended March 31, 2006 is presented below:

                                                              Weighted-Average
                                                                  Remaining
                                           Weighted-Average   Contractual Term      Aggregate
          Options                 Shares    Exercise Price        (Years)        Intrinsic Value
------------------------------   -------   ----------------   ----------------   ---------------
Outstanding at January 1, 2006    24,642       $6.36
Granted                           40,000       $9.20
Exercised                        (11,155)      $5.41
Forfeited or expired                  --          --
Oustanding at March 31, 2006      53,487       $8.67                8.13             $28,348
Exercisable at March 31, 2006     11,270       $5.87                1.91             $37,529

     A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the year ended March 31, 2006, is presented below:

                                        Weighted-Average
                                           Grant-Date
      Nonvested Shares         Shares      Fair Value
----------------------------   ------   ----------------
Nonvested at January 1, 2006    3,326        $5.21
Granted                        40,000        $9.20
Vested                         (1,109)       $5.21
Forfeited                           0
Nonvested at March 31, 2006    42,217        $8.99

     As of March 31, 2006 there was $95,529 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $1,198.

     During the three months ended March 31, 2006 the Company did not award any shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

NOTE 5 - COMMITMENTS TO EXTEND CREDIT

     At March 31, 2006, the Company had outstanding loan commitments of $39.7 million. These commitments included $5.8 million for permanent one-to-four family dwellings, $13.1 million for non-residential loans, $1.5 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.2 million of undisbursed lines of credit on home equity loans, $1.5 million of unused credit card lines, $8.7 million of unused commercial lines of credit, $800,000 of undisbursed commercial construction and $55,000 of unused Letters of Credit.

NOTE 6 - SEGMENT REPORTING

     The Company's principal activities include banking and the sale of insurance products through its wholly owned subsidiary, ICA. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA receives commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.

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

                                                                  For the Three Months Ended
                                                                        March 31, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,033   $    4      $  (4)      $  4,033
INTEREST EXPENSE                                            1,908        5         (4)         1,909
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,125       (1)        --          2,124
PROVISION FOR LOAN LOSSES                                      70       --         --             70
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       2,055       (1)        --          2,054
OTHER INCOME                                                  356      770         --          1,126
OPERATING EXPENSES                                          2,239      622         --          2,861
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            172      147         --            319
FEDERAL INCOME TAX                                             57       50         --            107
                                                         --------   ------      -----       --------
NET INCOME                                               $    115   $   97      $  --       $    212
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    172   $   86      $  --       $    258
                                                         ========   ======      =====       ========
ASSETS                                                   $283,374   $4,460      $(470)      $287,364
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     292       18         --            310
                                                         --------   ------      -----       --------
      TOTAL                                              $    292   $   18      $  --       $    310
                                                         ========   ======      =====       ========

                                                                  For the Three Months Ended
                                                                        March 31, 2005
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,505   $    3      $  (3)      $  3,505
INTEREST EXPENSE                                            1,602       --         (3)         1,599
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      1,903        3         --          1,906
PROVISION FOR LOAN LOSSES                                      79       --         --             79
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,824        3         --          1,827
OTHER INCOME                                                  365      734         --          1,099
OPERATING EXPENSES                                          2,006      706         --          2,712
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            183       31         --            214
FEDERAL INCOME TAX                                             61       11         --             72
                                                         --------   ------      -----       --------
NET INCOME                                               $    122   $   20      $  --       $    142
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    160   $   32      $  --       $    192
                                                         ========   ======      =====       ========
ASSETS                                                   $261,397   $3,478      $(285)      $264,590
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     509        9         --            518
                                                         --------   ------      -----       --------
      TOTAL                                              $    509   $    9      $  --       $    518
                                                         ========   ======      =====       ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at March 31, 2006 and December 31, 2005, and the results of operations for the three month periods ended March 31, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended March 31, 2006, the Company's earnings were $212,000 compared to earnings of $142,000 for the year earlier period, an increase of $70,000. The Bank's Return on Average Assets (ROA) for the twelve months ended March 31, 2006 was 38 basis points compared to 25 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors. The appreciation in earnings can be broken down into the following key areas: the increase in Net Interest Margin
(NIM) and the growth in the commercial loan portfolio.

     NET INTEREST MARGIN - The Company's Net Interest Margin (NIM), which represents net interest income divided by average interest earning assets, increased from 3.12% for the quarter ended March 31, 2005 to 3.23% for the quarter ended March 31, 2006, an 11 basis point increase. The increase was primarily a result of higher yields on non-mortgage loans quarter over quarter. Through the first quarter of 2006, the Bank was able to increase the average yield on non-mortgage loans from 6.53% as of March 31, 2005 to 7.53% as of March 31, 2006, an increase of 100 basis points which was directly attributable to the increase in the Fed Funds rate, and related increase in the prime rate of 200 basis points from March 31, 2005 to March 31, 2006. The Bank's overall average yield on interest-earning assets increased 37 basis points from 5.76% at March 31, 2005 to 6.13% at March 31, 2006. While the yield on interest-earning assets increased quarter over quarter, the Bank's cost of funds increased 42 basis points from 2.86% at March 31, 2005 to 3.28% at March 31, 2006.

     GROWTH IN COMMERCIAL LOAN PORTFOLIO - The average balance of commercial loans increased by $10.5 million from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 resulting in an additional $374,419 in interest income for the quarter ended March 31, 2006.

CAPITAL EXPENDITURES

     On August 31, 2005 the Company broke ground on a new bank branch to replace an existing leased branch in Lewiston, Michigan. As of March 31, 2006 the Company had expended approximately $827,000 on the new branch, including the cost of the land. The total cost of the construction project is expected to be approximately $1,130,000. The Company believes that the new branch, which is expected to open for business by mid-2006, will further enhance its expansion into the Lewiston market.

FINANCIAL CONDITION

ASSETS: Total assets increased $4.6 million, or 1.6%, to $287.4 million at March 31, 2006 from $282.8 million at December 31, 2005. Investment securities available for sale increased $1.3 million, or 2.39% in the first three months of 2006. Net loans receivable increased $3.3 million, or 1.6%, to $204.5 million at March 31, 2006 from $201.2 million at December 31, 2005. The growth in net loans was attributable primarily to growth in the commercial loan portfolios.

LIABILITIES: Deposits decreased $3.1 million or 1.6% to $185.6 million at March 31, 2006 from $188.7 million at December 31, 2005. This decrease was the result of a $600,000 brokered CD which matured and decreases of $1.3 million in demand deposit accounts, $850,000 in statement savings accounts, $640,000 in commercial sweep accounts, and $339,000 in money market accounts. These decreases were offset by an increase in CD balances of $650,000. Borrowings in the form of Federal Home Loan Bank advances increased $7.4 million, or 14%, to $60.4 million at March 31, 2006 from $52.9 million at December 31, 2005 to fund loan growth, investment purchases, and the decline in deposits for the quarter.

EQUITY: Stockholders' equity increased slightly by $38,000, or .1%, to $36.7 million at March 31, 2006. Net earnings for the quarter of $212,000 were partially offset by a dividend declaration of $156,000 and loss in value of available-for-sale securities of $40,000. The loss in value of these securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

GENERAL: Net income increased by $70,000 to $212,000 for the three months ended March 31, 2006 from $142,000 for the quarter ended March 31, 2005. The increase in income quarter over quarter was primarily due to an increase in interest and fees on loans, offset by higher interest expense and non-interest expense.

INTEREST INCOME: Interest income was $4.0 million for the three months ended March 31, 2006, compared to $3.5 million for the comparable period in 2005. The increase in interest income for the three month period over the prior year period was due to an increase in average balances of commercial loans, and an increase in yield in adjustable rate loans. The average balance of commercial loans increased by $10.5 million from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 resulting in an additional $374,000 in interest income for the quarter ended March 31, 2006. Adjustable rate commercial loans, which are tied to the prime rate, generated an additional $329,000 in interest income for the quarter ended March 31, 2006 as compared to the same quarter a year ago, due in part to an increase in average balance of $12.6 million and in part to an increase in prime rate of 200 basis points from 5.75% at March 31, 2005 to 7.75% at March 31, 2006. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and HELOCs also contributed to the increase in interest income for the quarter ended March 31, 2006 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $1.9 million for the three month period ended March 31, 2006, compared to $1.6 million for the quarter ended March 31, 2005. The 19.4% increase in interest expense was attributable to higher average balances and an increased cost of funds on interest bearing deposits for the period ended March 31, 2006 compared to March 31, 2005. The average balance of interest bearing deposits increased by $8.4 million, or 5.0%, when compared to March 31, 2005, and the cost of those deposits increased by 49 basis points. While the average balance of FHLB borrowings decreased by $40,000 to $56.4 million for the period ended March 31, 2006 from the period ended March 31, 2005, the cost of those borrowings increased by 33 basis points due to market interest rate increases.

NET INTEREST INCOME: Net interest income increased to $2.1 million for the three month period ended March 31, 2006 compared to $1.9 million for the same period in 2005. For the three months ended March 31, 2006, average interest-earning assets increased $20.2 million, or 8.24% when compared to the same period in 2005. Average interest-bearing liabilities increased $8.7 million, or 3.9% for the same period. The yield on average interest-earning assets increased to 6.13% for the three month period ended March 31, 2006 from 5.76% for the same period ended in 2005 while the cost of average interest-bearing liabilities increased to 3.28% from 2.86% for the three month periods ended March 31, 2006 and March 31, 2005, respectively. The net interest rate margin increased to 3.23% for the three month period ended March 31, 2006, from 3.12% for same period in 2005.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and Real Estate Owned/Other Repossessed Assets by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                          MARCH 31,   DECEMBER 31,
                                                             2006         2005
                                                          ---------   ------------
                                                           (Dollars in thousands)
Total non-accrual loans ...............................    $1,669        $1,353
                                                           ------        ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential ....................       475         1,684
   Other real estate loans ............................        --           670
   Consumer/Commercial ................................       535           300
                                                           ------        ------
      Total accrual loans delinquent 90 days or more ..    $1,010        $2,654
                                                           ------        ------
Total nonperforming loans (1) .........................     2,679         4,007
Total real estate owned-residential mortgages (2) .....       517           427
Total real estate owned-Consumer and other (2) ........         8             8
                                                           ======        ======
Total nonperforming assets ............................    $3,204        $4,442
                                                           ======        ======
Total nonperforming loans to loans receivable .........      1.30%         1.97%
Total nonperforming assets to total assets ............      1.11%         1.57%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $69,000 for the three month period ended March 31, 2006 and $79,000 for the comparable period in 2005. The main reason for the decrease quarter over quarter is the decrease in nonperforming loans during the quarter ended March 31, 2006 as compared to an increase in nonperforming loans during the same quarter in 2005. At March 31, 2006, nonperforming loans as a percentage of total loans decreased 67 basis points to 130 basis points from 197 basis points at December 31, 2005, compared to a 38 basis point increase in the same quarter of 2005. As a percent of total assets, nonperforming loans decreased 46 basis points to 111 basis points at March 31, 2006 from 157 basis points at December 31, 2005, compared to a 29 basis point increase in the first quarter of 2005.

NONINTEREST INCOME: Noninterest income was $1.1 million for the three month period ended March 31, 2006, an increase of $27,000 or 2.43% from the same period in 2005. The primary reasons for the increase were an increase in insurance and brokerage commissions offset by a reduction in income from mortgage banking activities quarter over quarter.

NONINTEREST EXPENSE: Noninterest expenses were $2.9 million for the three month period ended March 31, 2006, a $149,000 or 5.49% increase from the same period in 2005. The increase was primarily due to increases in the following costs: occupancy costs rose due to the increase in heating costs for our 10 branches and increased property taxes and depreciation on our new branch in Cheboygan, which went into service in

March 2005; the amortization of intangible assets increased due to the shortening of the amortization period for the ICA third party contract intangible; professional services increased due to the timing of when services were performed in 2005 versus 2006; and REO/ORA expenses increased from the first quarter 2005 to the first quarter 2006 due to an increase in REO properties in 2006.

INCOME TAXES: Federal income taxes for the period ended March 31, 2006 were 33.4% of net income and 33.6% of net income for the same period in 2005.

LIQUIDITY

The Company's current liquidity position is more than adequate to fund expected asset growth. The Company's primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments and prepayments on loans and mortgage-backed and investment securities and sale of long-term fixed-rate mortgages into the secondary market. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows, mortgage prepayments and sale of mortgage loans into the secondary market are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of March 31, 2006 was $68.9 million, or 36.4%, compared to $77.8 million, or 39.3% at December 31, 2005. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of March 31, 2006, the Bank had unused borrowing capacity totaling $35.1 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. During the three month period ended March 31, 2006 the Company originated $8.2 million in residential mortgage loans, of which $5.7 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $10.2 million in originations during the first three months of 2005 of which $6.6 million were retained in portfolio.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2006 deposits funded 64.6% of the Company's total assets compared to 66.8% at December 31, 2005. Certificates of deposit scheduled to mature in less than one year at March 31, 2006 totaled $84.7 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. While management believes that the expected growth in assets is not expected to require significant in-flows of liquidity, market conditions have forced us, in some instances, to be a market leader in rates paid for deposit liabilities to maintain current deposit levels and fund loan growth without having to rely heavily on more costly FHLB advances.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2006 the Company had $60.4 million in FHLB advances. Total borrowings as a percentage of total assets were 21.0% at March 31, 2006 as compared to 18.7% at December 31, 2005. The Company has sufficient available collateral to obtain additional advances of $9.6 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $35.1 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2006 was $36.7 million, or 12.8% of total assets, compared to $36.6 million, or 13.0% of total assets, at December 31, 2005 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2006. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2006:

                                                           Regulatory      Minimum to be
                                           Actual            Minimum      Well Capitalized
                                      ---------------   ---------------   ----------------
                                      Amount    Ratio    Amount   Ratio   Amount    Ratio
                                      -------   -----   -------   -----   -------   -----
                                                      Dollars in Thousands
Tangible Capital ( to
   tangible assets)                   $32,388   11.43%  $ 4,250   1.50%   $ 5,666    2.00%
Tier 1 (Core) capital ( to risk -
   weighted assets)                   $32,388   11.43%  $11,333   4.00%   $14,166    5.00%
Total risk-based capital ( to risk-
   weighted assets)                   $33,887   17.91%  $15,141   8.00%   $18,926   10.00%
Tier 1 risk-based capital ( to
   tangible assets)                   $32,388   17.11%  $ 7,570   4.00%   $11,356    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2006

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

There has been no change in the Company's internal control over the financial reporting during the Company's first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2006

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

           Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2006

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.


                                By: /a/ Martin A. Thomson
                                    ------------------------------------
                                    Martin A. Thomson
                                    Chief Executive Officer

                                    Date: May 15, 2006


                                By: /s/ Amy E. Essex
                                    ------------------------------------
                                    Amy E. Essex, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date: May 15, 2006

                                  EXHIBIT INDEX

EX. NO.        DESCRIPTION
-------        -----------
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