Form 10QSB
period 2006-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2006-08-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                     Outstanding at August 11, 2006
       (Title of Class)                                  3,034,999 shares

Transitional Small Business Disclosure Format: Yes       No   X  .
                                                   -----    -----

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

            Consolidated Balance Sheet at
               June 30, 2006 and December 31, 2005.......................     3

            Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 2006 and June 30, 2005..............     4

            Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2006....................     5

            Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2006 and June 30, 2005.....................     6

            Notes to Unaudited Consolidated Financial Statements.........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.....................................    15

ITEM 3 - CONTROLS AND PROCEDURES.........................................    21

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................    22

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    22

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................    22

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    22

ITEM 5 - OTHER INFORMATION...............................................    23

ITEM 6 - EXHIBITS .......................................................    23

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                            June 30, 2006   December 31, 2005
                                                                            -------------   -----------------
                                                                             (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks .........................................   $  4,653,707      $  4,497,629
Overnight deposits with FHLB ............................................        217,403           281,565
                                                                            ------------      ------------
Total cash and cash equivalents .........................................      4,871,110         4,779,194
Securities AFS ..........................................................     46,467,162        53,411,609
Securities HTM ..........................................................      1,775,000         1,775,000
Loans held for sale .....................................................        355,500                --
Loans receivable, net of allowance for loan losses of $1,523,138 and
   $1,415,764 as of June 30, 2006 and December 31, 2005, respectively ...    209,527,136       201,183,076
Foreclosed real estate and other repossessed assets .....................        667,142           434,823
Real estate held for investment .........................................        135,543           352,136
Federal Home Loan Bank stock, at cost ...................................      4,765,000         4,765,000
Premises and equipment ..................................................      7,888,294         7,392,207
Accrued interest receivable .............................................      1,262,096         1,601,691
Intangible assets .......................................................      2,839,224         3,088,986
Goodwill ................................................................      1,349,854         1,349,854
Other assets ............................................................      2,366,900         2,641,195
                                                                            ------------      ------------
Total assets ............................................................   $284,269,961      $282,774,771
                                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ................................................................   $186,441,637      $188,734,743
Advances from borrowers for taxes and insurance .........................        373,105            27,709
Federal Home Loan Bank advances and Note Payable ........................     59,916,334        54,403,622
Accrued expenses and other liabilities ..................................      2,113,781         2,959,111
                                                                            ------------      ------------
Total liabilities .......................................................    248,844,857       246,125,185
                                                                            ------------      ------------
Commitments and contingencies ...........................................             --                --
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,190,999 and 3,115,510 shares issued, respectively) .................         31,909            31,155
Treasury stock at cost (114,167 shares) .................................     (1,144,199)               --
Additional paid-in capital ..............................................     24,238,787        23,560,462
Unearned compensation ...................................................       (590,018)               --
Retained earnings .......................................................     14,703,744        14,703,130
Unallocated ESOP ........................................................     (1,138,232)       (1,186,940)
Accumulated other comprehensive loss .................................          (676,887)         (458,221)
                                                                            ------------      ------------
Total stockholders' equity ..............................................     35,425,104        36,649,586
                                                                            ------------      ------------
Total liabilities and stockholders' equity ..............................   $284,269,961      $282,774,771
                                                                            ============      ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                             For the Three Months       For the Six Months
                                                                Ended June 30,            Ended June 30,
                                                           -----------------------   -----------------------
                                                              2006         2005      2006         2005
                                                           ----------   ----------   ----------   ----------
                                                                 (Unaudited)               (Unaudited)
Interest income:
Interest and fees on loans .............................   $3,607,804    3,255,421   $7,024,417   $6,352,148
Interest and dividends on investments ..................      547,520      404,016    1,109,331      745,660
Interest on mortgage-backed securities .................       53,014       63,386      107,989      130,103
                                                           ----------   ----------   ----------   ----------
Total interest income ..................................    4,208,338    3,722,823    8,241,737    7,227,911
                                                           ----------   ----------   ----------   ----------
Interest expense:
Interest on deposits ...................................    1,326,612    1,026,234    2,566,522    2,007,172
Interest on borrowings .................................      757,110      617,737    1,426,457    1,235,713
                                                           ----------   ----------   ----------   ----------
Total interest expense .................................    2,083,722    1,643,971    3,992,979    3,242,885
                                                           ----------   ----------   ----------   ----------
Net interest income ....................................    2,124,617    2,078,852    4,248,758    3,985,026
Provision for loan losses ..............................      133,000      183,000      202,500      262,258
                                                           ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ....    1,991,617    1,895,852    4,046,258    3,722,768
                                                           ----------   ----------   ----------   ----------
Non Interest income:
Service charges and other fees .........................      283,984      253,903      521,130      485,324
Mortgage banking activities ............................       93,590      108,999      166,393      227,687
Gain (loss) on sale of available-for-sale securities ...      (43,565)          --      (43,565)      13,127
Net gain on sale of premises and equipment,
   real estate owned and other repossessed assets ......        1,750      (13,958)       4,006      (18,865)
Other ..................................................        1,708      (11,910)      46,928       10,157
Insurance and brokerage commissions ....................      738,417      748,477    1,507,071    1,480,531
                                                           ----------   ----------   ----------   ----------
Total other income .....................................    1,075,884    1,085,511    2,201,963    2,197,961
                                                           ----------   ----------   ----------   ----------
Non interest expenses:
Compensation and employee benefits .....................    1,614,006    1,569,472    3,158,906    3,133,756
SAIF Insurance Premiums ................................        6,045        6,408       12,453       12,897
Advertising ............................................       81,623       34,927      132,712       74,784
Occupancy ..............................................      332,806      311,651      702,087      626,651
Amortization of intangible assets ......................      124,880       80,305      249,761      150,886
Service bureau charges .................................       91,591       84,753      177,872      174,716
Insurance and brokerage commission expense .............      279,133      317,704      547,240      598,203
Professional services ..................................       75,083       81,260      160,418      139,916
Donation to First Federal Community Foundation .........           --      679,940           --      679,940
Other ..................................................      314,513      280,295      639,373      567,148
                                                           ----------   ----------   ----------   ----------
Other expenses .........................................    2,919,681    3,446,715    5,780,823    6,158,897
                                                           ----------   ----------   ----------   ----------
Income before income tax expense .......................      147,820     (452,225)     467,398     (238,168)
Income tax expense .....................................       49,310     (151,919)     156,680      (79,873)
                                                           ----------   ----------   ----------   ----------
Net income .............................................   $   98,510   $ (300,306)  $  310,718   $ (158,295)
                                                           ==========   ==========   ==========   ==========
Per share data:
Basic earnings per share ...............................   $     0.03   $    (0.09)  $     0.10   $    (0.06)
Weighted average number of shares outstanding ..........    3,136,545    3,100,021    3,126,700    2,379,751
Diluted earnings per share .............................   $     0.03   $    (0.09)  $     0.10   $    (0.06)
Weighted average number of shares outstanding,
   including dilutive stock options ....................    3,137,591    3,114,215    3,127,667    2,407,168
Dividends per common share .............................   $    0.050   $    0.050   $    0.100   $    0.104

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                     Additional
                                                  Issued     Common     Treasury      Paid-in       Unearned
                                                  Shares     Stock       Stock        Capital     Compensation
                                                ---------   -------   -----------   -----------   ------------
Balance at December 31, 2005 ................   3,115,510   $31,155   $        --   $23,560,462    $      --
Stock options exercised (18,560 shares) .....      18,560       186            --        98,764           --
Retired Stock (6,321 shares) ................      (6,321)      (64)           --       (60,302)          --
Treasury Stock at cost (114,167 shares) .....          --        --    (1,144,199)           --           --
Stock Options/Awards Expensed ...............          --        --            --        19,586       20,344
MRP shares awarded (63,250 shares) ..........      63,250       632                     609,730     (610,362)
Unallocated ESOP ............................          --        --            --        (4,625)          --
Net income for the period ...................          --        --            --            --           --
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $112,646) .................          --        --            --            --           --

Total comprehensive income ..................          --        --            --            --           --
Tax benefit on stock options exercised ......          --        --            --        15,171           --
Dividends declared ..........................          --        --            --            --           --
                                                ---------   -------   -----------   -----------    ---------
Balance at June 30, 2006 ....................   3,190,999   $31,909   $(1,144,199)  $24,238,787    $(590,018)
                                                =========   =======   ===========   ===========    =========

                                                                             Accumulated
                                                                                Other
                                                  Retained    Unallocated   Comprehensive
                                                  Earnings        ESOP      Income (Loss)      Total
                                                -----------   -----------   -------------   -----------
Balance at December 31, 2005 ................   $14,703,130    (1,186,940)     (458,221)    $36,649,586
Stock options exercised (18,560 shares) .....            --            --            --          98,950
Retired Stock (6,321 shares) ................            --            --            --         (60,365)
Treasury Stock at cost (114,167 shares) .....            --            --            --      (1,144,199)
Stock Options/Awards Expensed ...............            --                                      39,930
MRP shares awarded (63,250 shares) ..........                                                        --
Unallocated ESOP ............................            --        48,708            --          44,083
Net income for the period ...................       310,718            --            --         310,718
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $112,646) .................            --            --      (218,666)       (218,666)
                                                                                            -----------
Total comprehensive income ..................            --            --            --          92,052
Tax benefit on stock options exercised ......            --            --            --          15,171
Dividends declared ..........................      (310,104)           --            --        (310,104)
                                                -----------   -----------     ---------     -----------
Balance at June 30, 2006 ....................   $14,703,744   $(1,138,232)    $(676,887)    $35,425,104
                                                ===========   ===========     =========     ===========

See accompanying notes to consolidated financial statements

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    2006          2005
                                                                                -----------   ------------
                                                                                        (Unaudited)
Cash flows from operating activities:
Net income ..................................................................   $   310,718   $   (158,295)
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization .........................................       515,325        398,214
      Provision for loan loss ...............................................       202,500        262,258
      Amortization and accretion on securities ..............................        45,539         93,126
      (Gain) loss on sale of securities .....................................        43,565        (13,128)
      Originations of loans held for sale ...................................    (6,790,664)    (9,096,285)
      Principal amount of loans sold ........................................     6,435,164      8,788,046
      Purchase of real estate held for sale .................................            --        (30,416)
      Proceeds from sale of real estate held for investment .................       217,666        246,340
      Gain on sale of real estate held for investment .......................      (233,392)      (214,464)
      Loss on sale of premises and equipment ................................         2,643             --
      Change in accrued interest receivable .................................       339,595       (284,412)
      Change in other assets ................................................       386,940         52,698
      Change in accrued expenses and other liabilities ......................      (830,159)       461,146
      Stock donated to charitable foundation ................................            --        339,970
                                                                                -----------   ------------
Net cash provided by operating activities ...................................       645,440        844,798
                                                                                -----------   ------------
Net Increase in loans .......................................................    (8,546,560)    (9,669,432)
   Proceeds from maturity and sale of available-for-sale securities .........     8,500,237      5,545,075
   Purchase of securities available for sale ................................    (1,976,205)    (9,526,425)
   Purchase of Federal Home Loan Bank Stock .................................            --        (98,900)
   Purchase of premises and equipment .......................................      (764,293)      (578,923)
                                                                                -----------   ------------
Net cash used in investing activities .......................................    (2,786,821)   (14,328,605)
                                                                                -----------   ------------
   Net Increase (decrease) in deposits ......................................    (2,293,106)       258,771
   Dividend paid on common stock ............................................      (310,104)      (228,949)
   ESOP shares committed to be released .....................................        44,083         27,738
   Net increase in advances from borrowers ..................................       345,396        298,258
   Additions to advances  from Federal Home Loan Bank and notes payable .....     9,630,000      6,500,000
   Repayments of Federal Home Loan Bank advances and notes payable ..........    (4,117,288)    (8,326,173)
   Stock retired ............................................................       (60,365)            --
   Proceeds from exercise of stock options ..................................        98,950             --
   Stock Options/Awards expensed ............................................        39,930             --
   Net proceeds from stock offering .........................................            --     15,962,037
   Merger of Alpena Bancshares, MHC .........................................            --        207,769
   Cash paid for fractional shares in conversion ............................            --         (1,822)
   Purchase of shares for ESOP ..............................................            --     (1,387,090)
   Purchase of treasury shares ..............................................    (1,144,199)            --
                                                                                -----------   ------------
Net cash provided by financing activities ...................................     2,233,297     13,310,539
                                                                                -----------   ------------
Net increase (decrease) in cash and cash equivalents ........................        91,916       (173,268)
Cash and cash equivalents at beginning of period ............................     4,779,194      4,738,559
                                                                                -----------   ------------
Cash and cash equivalents at end of period ..................................   $ 4,871,110   $  4,565,291
                                                                                ===========   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ................................   $   273,790   $         --
                                                                                ===========   ============
Cash paid during the period for interest ....................................   $ 4,026,602   $  3,249,174
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

See accompanying notes to the consolidated financial statements

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The accompanying consolidated financial statements have been prepared on an accrual basis of accounting and include the accounts of First Federal of Northern Michigan Bancorp, Inc. and its wholly owned subsidiary, First Federal of Northern Michigan (the "Bank") and the Bank's wholly owned subsidiaries Financial Service and Mortgage Corporation ("FSMC") and the InsuranCenter of Alpena ("ICA"). FSMC invests in real estate that includes leasing, selling, developing, and maintaining real estate properties. ICA is a licensed insurance agency engaged in the business of property, casualty and health insurance. All significant intercompany balances and transactions have been eliminated in the consolidation.

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2006, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2005. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of June 30, 2006 would have changed by approximately $135,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     MORTGAGE SERVICING RIGHTS. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2006, we were servicing loans sold to others totaling $138.2 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at June 30, 2006 included the following:

Annual constant prepayment speed (CPR):        7.84%
Weighted average life remaining (in months):    248
Discount rate used:                            8.50%

     At the June 30, 2006 valuation, we calculated the value of our mortgage servicing rights to be $1.6 million and the weighted average life remaining of those rights was 57 months. The book value of our mortgage servicing rights as of June 30, 2006 was $680,000 which was $950,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and third party contract over a period of 20 years. On May 1, 2005 the former owner of ICA retired. As a result, the amortization period for these intangible assets was reduced to a 10-year period beginning May 1, 2005. Effective January 1, 2006, the exclusive third-party contract between ICA and Blue Cross Blue Shield of Michigan was terminated. Prior to January 1, 2006 the ICA exclusive agent contract with Blue Cross Blue Shield entitled ICA to an override commission of 1.9% on all health premiums written through local Chambers of Commerce in Northeast Michigan. On any health insurance contracts in place as of December 31, 2005, ICA will continue to receive the 1.9% commission; however, there will be no new groups added to this program effective January 1, 2006. Management considered the potential effect this could have on ICA health insurance commissions in future years and made the decision to reduce the amortization period of the third-party contract intangible asset to 5 years effective January 1, 2006.

     Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of June 30, 2006, and December 31, 2005 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third party contract, then we may need to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 will be adopted by the Company January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on the financial position, results of operations, or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

     Any reference in this report to the number of shares outstanding for the six months ended June 30, 2005 for purposes of calculating per share earnings and to dividends per share for the same period has been adjusted to give retroactive recognition to the exchange ratio applied in the second-step conversion.

NOTE 3--DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On June 13, 2006, the Company declared a cash dividend on its common stock, payable on or about August 21, 2006, to shareholders of record as of June 30, 2006, equal to $0.05 per share. The dividend on all shares outstanding totaled $154,087.

NOTE 4--1996 STOCK OPTION PLAN AND 1996 RECOGNITION AND RETENTION PLAN

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) "Shareholder Based Payments", which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company's 2005 stock offering and related second-step conversion). The Company's 2006 Stock-Based Incentive Plan (the "2006 Plan"), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation method that uses the assumptions noted in the following table. The weighted average fair value of options granted during the six months ended June 30, 2006 was $2.49 per option granted. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

                           2006
                           ----
Expected Volatility          20%
Expected dividends          2.1%
Expected term (in years)    8.0
Risk-free rate             4.75%

     A summary of option activity under the Plan during the six months ended June 30, 2006 is presented below:

                                                            Weighted-Average
                                              Weighted-         Remaining
                                               Average      Contractual Term      Aggregate
            Options               Shares   Exercise Price        (Years)       Intrinsic Value
            -------              -------   --------------   ----------------   ---------------
Outstanding at January 1, 2006    24,642        $6.36
Granted                          198,240        $9.56
Exercised                        (18,560)       $5.41
Forfeited or expired                (540)       $5.41
Outstanding at June 30, 2006     203,782        $8.67             8.13             $181,366
Exercisable at June 30, 2006       4,433        $5.87             1.91             $ 14,762

     A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the quarter ended June 30, 2006, is presented below:

                                         Weighted-Average
                                            Grant-Date
      Nonvested Shares          Shares      Fair Value
----------------------------   -------   ----------------
Nonvested at January 1, 2006     2,218         $5.21
Granted                        198,240         $9.56
Vested                          (1,109)        $5.21
Forfeited                            0
Nonvested at June 30, 2006     199,349         $9.51

     As of June 30, 2006 there was $1,063,213 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 4.7 years. The total fair value of shares vested during the six months ended June 30, 2006 was $1,198.

     During the three months ended June 30, 2006 the Company awarded 63,250 shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

NOTE 5 - COMMITMENTS TO EXTEND CREDIT

     The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand by letters of credit, and commercial lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The Company's exposure to credit loss is represented by the contracted amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     At June 30, 2006, the Company had outstanding commitments to originate loans of $54.2 million. These commitments included $6.9 million for permanent one-to-four family dwellings, $25.6 million for non-residential loans, $1.5 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.6 million of undisbursed lines of credit on home equity loans, $1.6 million of unused credit card lines, $7.4 million of unused commercial lines of credit, $826,000 of undisbursed commercial construction, $110,000 of unused Letters of Credit and $1.7 million in unused Bounce Protection.

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

                                                                  For the Three Months Ended
                                                                        June 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,209   $    3      $  (3)      $  4,209
INTEREST EXPENSE                                            2,083        5         (3)         2,085
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,126       (2)        --          2,124
PROVISION FOR LOAN LOSSES                                     132       --         --            132
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,994       (2)        --          1,992
OTHER INCOME                                                  336      740         --          1,076
OPERATING EXPENSES                                          2,195      725         --          2,920
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            136       13         --            149
FEDERAL INCOME TAX                                             46        4         --             50
                                                         --------   ------      -----       --------
NET INCOME                                               $     90   $    9      $  --       $     99
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    172   $   86      $  --       $    258
                                                         ========   ======      =====       ========
ASSETS                                                   $280,378   $4,464      $(572)      $284,270
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     292       18         --            310
                                                         --------   ------      -----       --------
      TOTAL                                              $    292   $   18      $  --       $    310
                                                         ========   ======      =====       ========

                                                                  For the Three Months Ended
                                                                        June 30, 2005
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,723   $    1      $  (1)      $  3,723
INTEREST EXPENSE                                            1,645       --         (1)         1,644
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,078        1         --          2,079
PROVISION FOR LOAN LOSSES                                     183       --         --            183
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,895        1         --          1,896
OTHER INCOME                                                  349      750         --          1,099
OPERATING EXPENSES                                          2,729      718         --          3,447
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (485)      33         --           (452)
FEDERAL INCOME TAX                                           (162)      10         --           (152)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (323)  $   23      $  --       $   (300)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    164   $   32      $  --       $    196
                                                         ========   ======      =====       ========
ASSETS                                                   $273,344   $3,533      $(349)      $276,528
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     249       --         --            249
                                                         --------   ------      -----       --------
      TOTAL                                              $    249   $   --      $  --       $    249
                                                         ========   ======      =====       ========

                                                                   For the Six Months Ended
                                                                        June 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  8,242   $    7      $  (7)      $  8,242
INTEREST EXPENSE                                            4,000       --         (7)         3,993
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      4,242        7         --          4,249
PROVISION FOR LOAN LOSSES                                     202       --         --            202
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       4,040        7         --          4,047
OTHER INCOME                                                  692    1,510         --          2,202
OPERATING EXPENSES                                          4,334    1,447         --          5,781
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            398       70         --            468
FEDERAL INCOME TAX                                            133       24         --            157
                                                         --------   ------      -----       --------
NET INCOME                                               $    265   $   46      $  --       $    311
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    343   $  172      $  --       $    515
                                                         ========   ======      =====       ========
ASSETS                                                   $280,378   $4,464      $(572)      $284,270
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     748       21         --            769
                                                         --------   ------      -----       --------
      TOTAL                                              $    748   $   21      $  --       $    769
                                                         ========   ======      =====       ========

                                                                   For the Six Months Ended
                                                                        June 30, 2005
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME
INTEREST EXPENSE                                         $  7,228   $    4      $  (4)  $  7,228
NET INTEREST INCOME - Before provision for loan losses      3,247       --         (4)     3,243
                                                         --------   ------      -----   --------
PROVISION FOR LOAN LOSSES                                   3,981        4         --      3,985
NET INTEREST INCOME - After provision for loan losses         262       --         --        262
                                                         --------   ------      -----   --------
OTHER INCOME                                                3,719        4         --      3,723
OPERATING EXPENSES                                            714    1,484         --      2,198
INCOME - Before federal income tax                          4,735    1,424         --      6,159
                                                         --------   ------      -----   --------
FEDERAL INCOME TAX                                           (302)      64         --       (238)
NET INCOME                                                   (101)      21         --        (80)
                                                         --------   ------      -----   --------
                                                         $   (201)  $   43      $  --   $   (158)
                                                         ========   ======      =====   ========
DEPRECIATION AND AMORTIZATION
ASSETS                                                   $    324   $   64      $  --   $    388
                                                         ========   ======      =====   ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:               $273,344   $3,533      $(349)  $276,528
                                                         ========   ======      =====   ========
   Goodwill
   Intangible assets                                     $     --   $   --      $  --   $     --
   Property and equipment                                      --       --         --         --
      TOTAL                                                   589        9         --        598
                                                         --------   ------      -----   --------
                                                         $    589   $    9      $  --   $    598
                                                         ========   ======      =====   ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Company consolidated with its wholly owned direct and indirect subsidiaries at June 30, 2006 and December 31, 2005, and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended June 30, 2006, the Company's earnings were $98,500 compared to a net loss of $300,300 for the year earlier period, an increase of $398,800. However, in the quarter ended June 30, 2005, the Company made a one-time charitable contribution of $679,940 (approximately $449,000 after tax) to the First Federal Community Foundation. Absent the after-tax effect of this charitable contribution, net income for the quarter ended June 30, 2006 would have been approximately $50,000 lower than for the same period in 2005. The Company sold bonds at a loss of $43,000 in the quarter ended June 30, 2006, which accounts for most of the decline in net income quarter over quarter.

     The Bank's Return on Average Assets (ROA) for the trailing twelve months ended June 30, 2006 was 37 basis points compared to 25 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve-month basis each month by management and the Board of Directors.

CAPITAL EXPENDITURES

     On August 31, 2005 the Company broke ground on a new bank branch to replace an existing leased branch in Lewiston, Michigan. As of June 30, 2006, the Company had expended $1,063,478 on the new branch, including the cost of the land. The total cost of the construction project is expected to be approximately $1,130,000. The Company believes that the new branch, which opened for business on June 26, 2006, will further enhance its expansion into the Lewiston market.

FINANCIAL CONDITION

ASSETS: Total assets increased $1.5 million, or 0.53%, to $284.3 million at June 30, 2006 from $282.8 million at December 31, 2005. Investment securities available for sale decreased $6.9 million, or 13.0%, from December 31, 2005 to June 30, 2006. During the quarter ended June 30, 2006, the Company sold $7.0 million in low-yielding investment securities at a realized loss of approximately $43,000. The proceeds from the sale of the investment securities were used to pay off high cost FHLB advances and the Company expects that by the end of calendar 2006, this strategy will result in approximately $45,000 in pre-tax earnings. Net loans receivable increased $8.3 million, or 4.15%, to $209.5 million at June 30, 2006 from $201.2 million at December 31, 2005. The growth in net loans was attributable primarily to growth in the commercial loan portfolios.

LIABILITIES: Deposits decreased $2.3 million or 1.21% to $186.4 million at June 30, 2006 from $188.7 million at December 31, 2005. This decrease was the result of the maturity of a $600,000 brokered CD pool and decreases of $1.4 million in statement savings accounts, $1.1 million in commercial sweep accounts, and $2.5 million in CD balances, partially offset by increases of $600,000 in demand deposit accounts and $2.7 million in money market balances. Despite the pay down of FHLB advances from the sale of investment securities during the quarter, FHLB advances increased $5.6 million, or 10.64%, to $58.6 million at June 30, 2006 from $52.9 million at December 31, 2005 to fund loan growth and the decline in deposits.

EQUITY: Stockholders' equity decreased by $1.2 million, or 3.38%, to $35.4 million at June 30, 2006. Net earnings for the quarter of $98,500 were offset by a dividend declaration of $154,100 and loss in value of available-for-sale securities of $179,000. The loss in value of these securities was due to changes in interest rates and was not considered by management to be other than temporary. In addition, the Company repurchased 114,167 shares of its common stock in the current quarter which will more than offset 63,250 restricted shares granted to key managers under the 2006 Stock-Based Incentive Plan approved by the shareholders at the Company's annual meeting on May 17, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

GENERAL: Net income increased by $398,800 to $98,500 for the three months ended June 30, 2006 from a loss of $300,300 for the quarter ended June 30, 2005. However, in the quarter ended June 30, 2005, the Company made a one-time charitable contribution of $679,940 (approximately $449,000 after tax) to the First Federal Community Foundation. Absent the after-tax effect of this charitable contribution, net income for the quarter ended June 30, 2006 would have been approximately $50,000 lower than for the same period in 2005. As discussed above in the "Assets" section, the Company sold bonds at a loss of $43,000 in the quarter ended June 30, 2006 which accounted for most of the decline in net income quarter over quarter.

INTEREST INCOME: Interest income was $4.2 million for the three months ended June 30, 2006, compared to $3.7 million for the comparable period in 2005. The increase in interest income was due to an increase in average balances of commercial loans, and an increase in yield in adjustable-rate loans. Adjustable-rate commercial loans, which are tied to the prime rate, generated an additional $346,000 in interest income for the quarter ended June 30, 2006 as compared to the same quarter a year ago, due in part to an increase in average balance of $12.7 million and in part to an increase in prime rate of 200 basis points from 6.25% at June 30, 2005 to 8.25% at June 30, 2006. An increase in yield on other adjustable-rate loans, consisting primarily of adjustable mortgage and HELOCs, also contributed to the increase in interest income for the quarter ended June 30, 2006 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $2.1 million for the three month period ended June 30, 2006, compared to $1.6 million for the quarter ended June 30, 2005. The 26.75% increase in interest expense was attributable to an increased cost of funds of 68 basis points on interest bearing deposits for the period ended June 30, 2006 compared to the three months ended June 30, 2005. In addition, the average balance of FHLB borrowings increased from $52.1 million for the quarter ended June 30, 2005 to $60.9 million for the quarter ended June 30, 2006, while the cost of those borrowings increased by 20 basis points due to market interest rate increases.

NET INTEREST INCOME: Net interest income was maintained at $2.1 million for the three month period ended June 30, 2006 compared to the same period in 2005. For the three months ended June 30, 2006, average interest-earning assets increased $14.2 million, or 5.6% when compared to the same period in 2005. Average interest-bearing liabilities increased $9.0 million, or 4.0% for the same period. The yield on average interest-earning assets increased to 6.28% for the three month period ended June 30, 2006 from 5.86% for the same period ended in 2005 while the cost of average interest-bearing liabilities increased to 3.51% from 2.88%. The net interest rate margin decreased to 3.18% for the three month period ended June 30, 2006, from 3.28% for same period in 2005.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $133,000 for the three month period ended June 30, 2006 and $183,000 for the comparable period in 2005 when the Bank experienced its first commercial charge-off.

NONINTEREST INCOME: Noninterest income was $1.1 million for both the three month period ended June 30, 2006, and for the same period in 2005. Quarter over quarter, the Company experienced a decline in mortgage banking activities income of $15,000 and a decline in insurance brokerage commissions of $10,000. In addition the Company realized a $43,500 loss on sale of investment securities (as explained above) during the quarter ended June 30, 2006. However, quarter over quarter, the Company experienced increases of $30,000 in service charges and other fees.

NONINTEREST EXPENSE: Noninterest expenses were $2.9 million for the three month period ended June 30, 2006, a $527,000 or 15.3% decrease from the same period in 2005. The decrease was primarily due to the $679,940 one-time contribution to the First Federal Community Foundation in the quarter ended June 30, 2005. Also, during the quarter ended June 30, 2006, as required by Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), the Company began expensing stock options and stock awards granted to employees and directors during the quarter, resulting in additional compensation expense of approximately $40,000 for the quarter. In addition, amortization of intangible assets increased by $45,000, as a result of the reduction of the amortization period of the ICA third-party contract intangible asset to five years effective January 1, 2006, and as a result of the December 2005 acquisition by ICA of a book of insurance business which created an amortizable intangible asset. Lastly, the Company increased advertising quarter over quarter by $47,000 in an effort to maintain market share.

INCOME TAXES: Federal income taxes increased to $49,300 (33.4% of income) for the three month period ended June 30, 2006 compared to a tax benefit of $152,000 (33.6% of the net loss) for the same period in 2005. The increase for the three month period was attributable to an increase in pre-tax income.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

GENERAL: Net income increased by $469,000 to $311,000 for the six months ended June 30, 2006 from a loss of $158,300 for the six months ended June 30, 2005. As discussed above, the increase in earnings period over period was primarily attributable to the one-time contribution of $679,940 (approximately $449,000 after tax) to the First Federal Community Foundation.

INTEREST INCOME: Interest income was $8.2 million for the six months ended June 30, 2006, compared to $7.2 million for the comparable period in 2005. The increase of $1.0 million was due to an increase in average balances of commercial loans, and an increase in yield in adjustable-rate loans. Adjustable-rate commercial loans, which are tied to the prime rate, generated an additional $675,000 in interest income for the six months ended June 30, 2006 as compared to the same period a year ago, due in part to an increase in average balance of $12.7 million and in part to an increase in prime rate of 200 basis points from 6.25% at June 30, 2005 to 8.25% at June 30, 2006. An increase in yield on other adjustable rate loans, consisting primarily of adjustable mortgage and HELOCs, also contributed to the increase in interest income for the six months ended June 30, 2006 as compared to the same period one year ago.

INTEREST EXPENSE: Interest expense was $3.9 million for the six-month period ended June 30, 2006, compared to $3.2 million for the same period in 2005. The 23.13% increase in interest expense was attributable to an increased cost of funds on interest bearing deposits for the period ended June 30, 2006 compared to June 30, 2005. The year-to-date average balance of interest-bearing deposits increased by $4.1 million or 2.4% when compared to the six months ended June 30, 2005 and the cost of those deposits increased by 58 basis points. The year-to-date average balance of FHLB borrowings increased from $54.3 million for the six-month period ended June 30, 2005 to $58.7 million for the six-month period ended June 30, 2006, while the cost of those borrowings increased by 24 basis points due to market interest rate increases.

NET INTEREST INCOME: Net interest income increased by $264,000 for the six-month period ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006, average interest-earning assets increased $17.2 million, or 6.9% when compared to the same period in 2005. Average interest-bearing liabilities increased $8.9 million, or 3.9% for the same period. The yield on average interest-earning assets increased to 6.20% for the six month period ended June 30, 2006 from 5.81% for the same period ended in 2005 while the cost of average interest-bearing liabilities increased to 3.40% from 2.87%. The net interest rate margin decreased to 3.20% for the six month period ended June 30, 2006, from 3.21% for same period in 2005. Again, as stated in the quarter to quarter analysis, the Company's cost of funds was increasing at a more rapid rate than its asset yields. The Company continues to focus on relationship building in terms of deposit gathering, with emphasis on commercial and personal demand accounts, as opposed to a reliance on CD deposits, which generally carry a higher cost of funds.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and Real Estate Owned/Other Repossessed Assets by the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                           JUNE 30,   DECEMBER 31,
                                                             2006         2005
                                                           --------   ------------
                                                            (Dollars in thousands)
                                                           -----------------------
Total non-accrual loans ................................    $1,779       $1,353
                                                            ------       ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential .....................       592        1,684
   Other real estate loans .............................       841          670
   Consumer/Commercial .................................       693          300
                                                            ------       ------
      Total accrual loans delinquent 90 days or more ...    $2,126       $2,654
                                                            ------       ------
Total nonperforming loans (1) ..........................     3,905        4,007
Total real estate owned-residential mortgages (2) ......       657          427
Total real estate owned-Consumer and other (2) .........        10            8
                                                            ======       ======
Total nonperforming assets .............................    $4,572       $4,442
                                                            ======       ======
Total nonperforming loans to loans receivable ..........      1.85%        1.97%
Total nonperforming assets to total assets .............      1.55%        1.57%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $202,500 for the six-month period ended June 30, 2006 and $262,300 for the comparable period in 2005 when the Bank experienced its first commercial charge-off. At June 30, 2006 the percent of nonperforming loans decreased to 185 basis points from 197 basis points at December 31, 2005. As a percent of total assets, nonperforming loans decreased to 155 basis points at June 30, 2006 from 157 basis points at December 31, 2005.

NONINTEREST INCOME: Noninterest income was $2.2 million for the six-month period ended June 30, 2006, and for the same period in 2005. While the total amount did not change period over period, there was some shifting among the components of noninterest income. Income from mortgage banking activities continued to decline as mortgage origination activity slowed. The Company has become more reliant in 2006 on service charge and other fee income, including overdraft privileges and skip-a-pay fees.

NONINTEREST EXPENSE: Noninterest expense was $5.8 million for the six-month period ended June 30, 2006, a $378,000 or 6.14% decrease from the same period in 2005. The main reason for the decrease was the $679,940 one-time contribution to the First Federal Community Foundation for the six month period ended June 30, 2005. Costs that increased period over period include: advertising $57,000; occupancy $75,000 (due to increased heating costs and additional costs associated with the new branch in Cheboygan which opened in mid-2005); amortization of intangible assets $99,000; and other expense $72,000.

INCOME TAXES: Federal income taxes increased to $156,700 (33.5% of income) for the six month period ended June 30, 2006 compared to a tax benefit of $79,900 (33.5% of net loss) for the same period in 2005. The increase for the six month period was attributable to an increase in pre-tax income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by the OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Company must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of June 30, 2006 was $64.3 million, or 33.9%, compared to $77.8 million, or 39.3% at December 31, 2005. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of June 30, 2006, the Bank had unused borrowing capacity totaling
45.2 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for the portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter-term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. During the six-month period ended June 30, 2006 the Company originated $17.2 million in residential mortgage loans, of which $10.9 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $27.1 million in originations during the first six months of 2005 of which $18.1 million were retained in portfolio. The Company also originated $12.6 million of commercial loans and $8.3 million of consumer loans in the first six months of 2006 compared to $21.5 million of commercial loans and $6.2 million of consumer loans for the same period in 2005. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 49.4% and 52.3%, commercial loans 37.3% and 35.0% and consumer loans 13.3% and 12.8% at June 30, 2006 and December 31, 2005 respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2006 deposits funded 65.6% of the Company's total assets compared to 66.8% at December 31, 2005. Certificates of deposit scheduled to mature in less than one year at June 30, 2006 totaled $88.1 million. Management believes that a significant portion of such deposits will remain with the Company. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. While management believes that the expected growth in assets is not expected to require significant in-flows of liquidity, market conditions have forced us, in some instances, to be a market leader in rates paid for deposit liabilities to maintain current deposit levels and fund loan growth without having to rely heavily on more costly FHLB advances.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2006, the Company had $58.6 million in FHLB advances. FLHB borrowings as a percentage of total assets were 20.6% at June 30, 2006 as compared to 18.7% at December 31, 2005. The Company has sufficient available collateral to obtain additional advances of $13.9 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $45.2 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2006 was $35.4 million, or 12.85% of total assets, compared to $36.6 million, or 13.0% of total assets, at December 31, 2005 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with the OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2006. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2006:

                                                             Regulatory         Minimum to be
                                          Actual              Minimum         Well Capitalized
                                     ---------------      ---------------     ----------------
                                      Amount   Ratio       Amount   Ratio      Amount    Ratio
                                     -------   -----      -------   -----     -------   ------
                                                       Dollars in Thousands
Tangible Capital (to
   tangible assets)                  $30,151   10.74%     $ 4,211   1.50%     $ 5,615    2.00%
Tier 1 (Core) capital (to risk -
   weighted assets)                  $30,151   10.74%     $11,230   4.00%     $14,038    5.00%
Total risk-based capital (to risk-
   weighted assets)                  $31,738   16.43%     $15,454   8.00%     $19,318   10.00%
Tier 1 risk-based capital (to
   tangible assets)                  $30,151   15.61%     $ 7,727   4.00%     $11,591    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2006

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

There has been no change in the Company's internal control over the financial reporting during the Company's second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

     Issuer Purchases of Equity Securities

     On May 17, 2006 the Company announced a share repurchase program authorizing the repurchase of up to 156,000 shares of the Company's outstanding common stock. All repurchases under the Company's share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when repurchasing its own common shares in the open market. The following table summarizes the Company's share repurchase activity for the three months ended June 30, 2006.

                                                      Total Number of
                                                      Shares Purchased       Maximum Number of
                        Total Number     Average    as Part of Publicly   Shares that May Yet Be
                          of Shares    Price Paid     Announced Plans       Purchased Under the
        Period            Purchased     per Share       or Programs          Plans or Programs
        ------          ------------   ----------   -------------------   ----------------------
4/1/2006 to 4/30/2006           --           --                --                     N/A
5/1/2006 to 5/31/2006        1,762         9.90             1,762                 154,238
6/1/2006 to 6/30/2006      112,405        10.02           112,405                  41,833

Total                      114,167        10.02           114,167

Item 3 - Defaults upon Senior Securities:

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders:

     The annual meeting of the shareholders of the Company was held on May 17, 2006. The results of the vote were as follows:

     1. The following individuals were elected as directors for a three (3) year term:

                        Votes For   Votes Withheld
                        ---------   --------------
Gary C. VanMassenhove   2,581,318       386,523
Thomas R. Townsend      2,581,336       386,505

     2. The approval of the First Federal of Northern Michigan Bancorp, Inc. 2006 Stock-Based Incentive Plan:

                                                   Broker
                     For      Against   Abstain   Nonvote
                  ---------   -------   -------   -------
Number of Votes   1,174,182   882,895    26,107   884,657

     3. The ratification of the appointment of Plante & Moran, PLLC as independent auditors of the Company for the fiscal year ending December 31, 2006:

                     For      Against   Abstain
                  ---------   -------   -------
Number of Votes   2,680,841   164,293   122,707

Item 5 - Other Information:

     Not applicable

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

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

                                        Date: August 14, 2006


                                        By: /s/ Amy E. Essex
                                            ------------------------------------
                                            Amy E. Essex, Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                        Date: August 14, 2006

                                  EXHIBIT INDEX

Exhibits   Description
--------   -----------
31.1       Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2       Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant
           Section 906 of the Sarbanes-Oxley Act of 2002