Form 10QSB
period 2006-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2006-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

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

Common Stock, Par Value $0.01                   Outstanding at November 10, 2006
      (Title of Class)                                  3,034,999 shares

Transitional Small Business Disclosure Format: Yes     No  X .
                                                   ---    ---

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
                      PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at
               September 30, 2006 and December 31, 2005..................      3
            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2006 and September 30, 2005....      4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2006 .............      5
            Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2006 and September 30, 2005............      6
            Notes to Unaudited Consolidated Financial Statements.........      7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION.................     15

ITEM 3 - CONTROLS AND PROCEDURES.........................................     21

                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................     22
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....     22
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................     22
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     22
ITEM 5 - OTHER INFORMATION...............................................     22
ITEM 6 - EXHIBITS .......................................................     22
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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       September 30, 2006   December 31, 2005
                                                                       ------------------   -----------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ....................................      $  4,709,368        $  4,497,629
Overnight deposits with FHLB .......................................           180,555             281,565
                                                                          ------------        ------------
Total cash and cash equivalents ....................................         4,889,923           4,779,194
Securities AFS .....................................................        46,581,044          53,411,609
Securities HTM .....................................................         1,775,000           1,775,000
Loans held for sale ................................................           391,000                  --
Loans receivable, net of allowance for loan losses of $1,688,563 and $1,415,764 as of September 30, 2006 and December 31, 2005,
   respectively ....................................................       211,564,574         201,183,076
Foreclosed real estate and other repossessed assets ................           406,505             434,823
Real estate held for investment ....................................           135,543             352,136
Federal Home Loan Bank stock, at cost ..............................         4,361,500           4,765,000
Premises and equipment .............................................         8,090,543           7,392,207
Accrued interest receivable ........................................         2,040,808           1,601,691
Intangible assets ..................................................         2,714,344           3,088,986
Goodwill ...........................................................         1,349,854           1,349,854
Other assets .......................................................         2,068,118           2,641,195
                                                                          ------------        ------------
Total assets .......................................................      $286,368,756        $282,774,771
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...........................................................      $181,182,119        $188,734,743
Advances from borrowers for taxes and insurance ....................           194,098              27,709
Federal Home Loan Bank advances and Note Payable ...................        67,026,334          54,403,622
Accrued expenses and other liabilities .............................         2,426,917           2,959,111
                                                                          ------------        ------------
Total liabilities ..................................................       250,829,468         246,125,185
                                                                          ------------        ------------
Commitments and contingencies ......................................                --                  --
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,190,999 and 3,115,510 shares issued, respectively) ............            31,910              31,155
Additional paid-in capital .........................................        24,261,081          23,560,462
Retained earnings ..................................................        14,877,649          14,703,130
Treasury stock at cost (156,000 shares) ............................        (1,565,359)                 --
Unallocated ESOP ...................................................        (1,116,293)         (1,186,940)
Unearned compensation ..............................................          (559,503)                 --
Accumulated other comprehensive loss ...............................          (390,197)           (458,221)
                                                                          ------------        ------------
Total stockholders' equity .........................................        35,539,288          36,649,586
                                                                          ------------        ------------
Total liabilities and stockholders' equity .........................      $286,368,756        $282,774,771
                                                                          ============        ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                           For the Three Months        For the Nine Months
                                                            Ended September 30,        Ended September 30,
                                                          -----------------------   -------------------------
                                                             2006         2005          2006          2005
                                                          ----------   ----------   -----------   -----------
                                                                (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ............................   $4,045,724    3,395,050   $11,070,141   $ 9,747,198
Interest and dividends on investments .................      508,482      444,203     1,617,813     1,189,863
Interest on mortgage-backed securities ................       48,621       59,803       156,610       189,906
                                                          ----------   ----------   -----------   -----------
Total interest income .................................    4,602,827    3,899,056    12,844,564    11,126,967
                                                          ----------   ----------   -----------   -----------
Interest expense:
Interest on deposits ..................................    1,426,972    1,127,496     3,993,494     3,134,668
Interest on borrowings ................................      826,375      555,162     2,252,832     1,790,875
                                                          ----------   ----------   -----------   -----------
Total interest expense ................................    2,253,347    1,682,658     6,246,326     4,925,543
                                                          ----------   ----------   -----------   -----------
Net interest income ...................................    2,349,480    2,216,398     6,598,238     6,201,424
Provision for loan losses .............................      216,357        3,800       418,857       266,058
                                                          ----------   ----------   -----------   -----------
Net interest income after provision for loan losses ...    2,133,123    2,212,598     6,179,381     5,935,366
                                                          ----------   ----------   -----------   -----------
Non interest income:
Service charges and other fees ........................      280,096      262,239       801,226       747,563
Mortgage banking activities ...........................       72,779      155,811       239,172       383,498
Gain (loss) on sale of available-for-sale securities ..           --           --       (43,565)       13,128
Net gain (loss) on sale of premises and equipment,
   real estate owned and other repossessed assets .....       (6,971)      (7,746)       (2,965)      (26,611)
Other .................................................       32,863       20,555        79,791        30,712
Insurance and brokerage commissions ...................      712,119      724,993     2,219,190     2,205,524
                                                          ----------   ----------   -----------   -----------
Total non interest income .............................    1,090,886    1,155,852     3,292,849     3,353,813
                                                          ----------   ----------   -----------   -----------
Non interest expense:
Compensation and employee benefits ....................    1,518,219    1,571,682     4,677,125     4,705,438
SAIF Insurance Premiums ...............................        5,877        5,913        18,330        18,810
Advertising ...........................................       64,924       58,635       197,636       133,419
Occupancy .............................................      326,637      340,841     1,028,724       967,492
Amortization of intangible assets .....................      124,881       85,149       374,642       236,035
Service bureau charges ................................       93,970       87,348       271,842       262,064
Insurance and brokerage commission expense ............      252,757      290,261       799,997       888,464
Professional services                                         38,134       40,845       198,552       180,761
Donation to First Federal Community Foundation ........           --           --            --       679,940
Other .................................................      309,680      341,708       949,054       908,856
                                                          ----------   ----------   -----------   -----------
Total non interest expense ............................    2,735,079    2,822,382     8,515,902     8,981,279
                                                          ----------   ----------   -----------   -----------
Income before income tax expense ......................      488,930      546,068       956,328       307,900
Income tax expense ....................................      163,275      182,723       319,955       102,850
                                                          ----------   ----------   -----------   -----------
Net income ............................................   $  325,655   $  363,345   $   636,373   $   205,050
                                                          ==========   ==========   ===========   ===========
Per share data:
Basic earnings per share ..............................   $     0.11   $     0.12   $      0.21   $      0.07
Weighted average number of shares outstanding .........    3,039,173    3,100,511     3,097,204     3,088,961
Diluted earnings per share ............................   $     0.11   $     0.12   $      0.21   $      0.07
Weighted average number of shares outstanding,
   including dilutive stock options ...................    3,040,130    3,110,617     3,098,168     3,106,686
Dividends per common share ............................   $    0.050   $    0.050   $     0.150   $     0.154

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                  Additional
                                               Issued     Common     Treasury      Paid-in       Unearned
                                               Shares     Stock       Stock        Capital     Compensation
                                             ---------   -------   -----------   -----------   ------------
Balance at December 31, 2005 .............   3,115,510   $31,155   $        --   $23,560,462           --
Stock options exercised (18,560 shares) ..      18,560       186            --        98,764           --
Retired Stock (6,321 shares) .............      (6,321)      (63)           --       (60,302)          --
Treasury Stock at cost (114,167 shares) ..          --        --    (1,565,359)           --           --
Stock Options/Awards Expensed ............          --        --            --        44,192       50,859
MRP shares awarded (63,250 shares) .......      63,250       632            --       609,730     (610,362)
Unallocated ESOP .........................          --        --            --        (6,936)          --
Net income for the period ................          --        --            --            --           --
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $35,042) ...............          --        --            --            --           --

Total comprehensive income ...............          --        --            --            --           --
Tax benefit on stock options exercised ...          --        --            --        15,171           --
Dividends declared .......................          --        --            --            --           --
                                             ---------   -------   -----------   -----------    ---------
Balance at September 30, 2006 ............   3,190,999   $31,910   $(1,565,359)  $24,261,081    $(559,503)
                                             =========   =======   ===========   ===========    =========

                                                                          Accumulated
                                                                             Other
                                               Retained    Unallocated   Comprehensive
                                               Earnings        ESOP      Income (Loss)      Total
                                             -----------   -----------   -------------   -----------
Balance at December 31, 2005 .............   $14,703,130    (1,186,940)    (458,221)     $36,649,586
Stock options exercised (18,560 shares) ..            --            --           --           98,950
Retired Stock (6,321 shares) .............            --            --           --          (60,365)
Treasury Stock at cost (114,167 shares) ..            --            --           --       (1,565,359)
Stock Options/Awards Expensed ............            --            --           --           95,051
MRP shares awarded (63,250 shares) .......            --            --           --               --
Unallocated ESOP .........................            --        70,647           --           63,711
Net income for the period ................       636,373            --           --          636,373
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $35,042) ...............            --            --       68,024           68,024
                                                                                         -----------
Total comprehensive income ...............            --            --           --          704,397
Tax benefit on stock options exercised ...            --            --           --           15,171
Dividends declared .......................      (461,854)           --           --         (461,854)
                                             -----------   -----------    ---------      -----------
Balance at September 30, 2006 ............   $14,877,649   $(1,116,293)   $(390,197)     $35,539,288
                                             ===========   ===========    =========      ===========

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2006           2005
                                                                                ------------   ------------
                                                                                        (Unaudited)
Cash flows from operating activities:
Net income ..................................................................   $    636,373   $    205,050
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ............................................        778,455        619,541
   Provision for loan loss ..................................................        418,857        266,058
   Amortization and accretion on securities .................................         64,961        127,058
   (Gain) loss on sale of securities ........................................         43,565        (13,128)
   Originations of loans held for sale ......................................    (10,484,134)   (16,538,548)
   Principal amount of loans sold ...........................................     10,093,134     17,437,708
   Purchase of real estate held for sale ....................................             --        (61,504)
   Proceeds from sale of real estate held for sale ..........................        912,590        246,340
   Gain on sale of real estate held for investment ..........................         (1,412)         2,801
   Proceeds from Sale of Premises & Equipment ...............................             --          6,500
   Loss on sale of premises and equipment ...................................          3,309         25,717
   Change in accrued interest receivable ....................................       (439,117)      (548,375)
   Change in other assets ...................................................        553,231       (420,572)
   Change in accrued expenses and other liabilities .........................       (532,194)       600,442
   Stock Options/Awards expensed ............................................         95,051             --
   Stock donated to charitable foundation ...................................             --        339,970
                                                                                ------------   ------------
Net cash provided by operating activities ...................................      2,142,669      2,295,058
                                                                                ------------   ------------
   Net Increase in loans ....................................................    (10,800,355)    (4,956,562)
   Proceeds from maturity and sale of available-for-sale securities .........      8,801,285      6,068,772
   Purchase of securities available for sale ................................     (1,976,205)   (13,517,560)
   Purchase of Federal Home Loan Bank Stock .................................             --        (98,900)
   Proceeds from Sale of Federal Home Loan Bank Stock .......................        403,500             --
   Purchase of premises and equipment .......................................     (1,771,725)      (746,355)
                                                                                ------------   ------------
Net cash used in investing activities .......................................     (5,343,500)   (13,250,605)
                                                                                ------------   ------------
   Net Increase (decrease) in deposits ......................................     (7,552,624)    11,614,274
   Dividend paid on common stock ............................................       (461,854)      (384,508)
   ESOP shares committed to be released .....................................         63,711         55,476
   Net increase in advances from borrowers ..................................        166,389        170,576
   Additions to advances  from Federal Home Loan Bank and notes payable .....     19,240,000      6,500,000
   Repayments of Federal Home Loan Bank advances and notes payable ..........     (6,617,288)   (19,500,000)
   Stock retired ............................................................        (60,365)            --
   Proceeds from exercise of stock options ..................................         98,950         60,370
   Net proceeds from stock offering .........................................             --     15,959,762
   Merger of Alpena Bancshares, MHC .........................................             --        207,769
   Cash paid for fractional shares in conversion ............................             --         (1,823)
   Purchase of shares for ESOP ..............................................             --     (1,387,090)
   Purchase of treasury shares ..............................................     (1,565,359)            --
                                                                                ------------   ------------
Net cash provided by financing activities ...................................      3,311,560     13,294,806
                                                                                ------------   ------------
Net increase (decrease) in cash and cash equivalents ........................        110,729      2,339,259
Cash and cash equivalents at beginning of period ............................      4,779,194      4,738,559
                                                                                ------------   ------------
Cash and cash equivalents at end of period ..................................   $  4,889,923   $  7,077,818
                                                                                ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ................................   $    363,790   $    176,300
                                                                                ============   ============
Cash paid during the period for interest ....................................   $  6,193,470   $  4,880,075
                                                                                ============   ============

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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2006, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2005. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of September 30, 2006 would have changed by approximately $158,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2006, we were servicing loans sold to others totaling $137.7 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at September 30, 2006 included the following:

Annual constant prepayment speed (CPR):        10.70%
Weighted average life remaining (in months):     248
Discount rate used:                             8.50%

     At the September 30, 2006 valuation, we calculated the value of our mortgage servicing rights to be $1.4 million and the weighted average life remaining of those rights was 49 months. The book value of our mortgage servicing rights as of September 30, 2006 was $643,000 which was $748,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of September 30, 2006 and December 31, 2005 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third-party contract, then we may determine to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

NOTE 2--REORGANIZATION.

     On April 1, 2005, we consummated the second-step mutual-to-stock conversion of Alpena Bancshares, M.H.C., in which shares of common stock representing Alpena Bancshares, M.H.C.'s ownership interest in Alpena Bancshares, Inc. were sold to investors. As a result of the conversion and stock offering, Alpena Bancshares, M.H.C. ceased to exist and Alpena Bancshares, Inc. was succeeded by First Federal of Northern Michigan Bancorp, Inc., a Maryland corporation and new holding company for First Federal of Northern Michigan.

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

     Any references in this report to the number of shares outstanding for the nine months ended September 30, 2005 for purposes of calculating per share earnings and to dividends per share for the same period has been adjusted to give retroactive recognition to the exchange ratio applied in the conversion.

NOTE 3--DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On September 19, 2006, the Company declared a cash dividend on its common stock, payable on or about October 20, 2006, to shareholders of record as of September 30, 2006, equal to $0.05 per share. The dividend on all shares outstanding totaled $151,750.

NOTE 4--1996 STOCK OPTION PLAN, 1996 RECOGNITION AND RETENTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation method that uses the assumptions noted in the following table. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $2.49 per option granted. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

                            2006
                            ----
Expected Volatility           20%
Expected dividends           2.1%
Expected term (in years)     8.0
Risk- free rate             4.75%

     A summary of option activity under the Plan during the nine months ended September 30, 2006 is presented below:

                                              Weighted-   Weighted-Average
                                               Average        Remaining      Aggregate
                                               Exercise      Contractual     Intrinsic
             Options                 Shares     Price       Term (Years)       Value
---------------------------------   -------   ---------   ----------------   ---------
Outstanding at January 1, 2006       24,642     $6.36
Granted                             198,990     $9.56
Exercised                           (18,560)    $5.41
Forfeited or expired                   (540)    $5.41
Outstanding at September 30, 2006   204,532     $9.50           9.57          $      0
Exercisable at September 30, 2006     4,433     $5.87           5.49          $  8,467

A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the quarter ended September 30, 2006, is presented below:

                                            Weighted-Average
                                               Grant-Date
        Nonvested Shares           Shares      Fair Value
-------------------------------   -------   ----------------
Nonvested at January 1, 2006        2,218         $1.93
Granted                           198,990         $2.49
Vested                             (1,109)        $1.93
Forfeited                               0
Nonvested at September 30, 2006   200,099         $2.49

     As of September 30, 2006 there was $1,009,975 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 4.7 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $2,140.

     During the three months ended September 30, 2006 the Company awarded no shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

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

     At September 30, 2006, the Company had outstanding commitments to originate loans of $30.4 million. These commitments included $9.2 million for permanent one-to-four family dwellings, $4.1 million for non-residential loans, $665,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.3 million of undisbursed lines of credit on home equity loans, $589,000 of unused credit card lines, $4.4 million of unused commercial lines of credit, $1.3 million of undisbursed commercial construction, $5,000 of unused Letters of Credit and $1.8 million in unused Bounce Protection.

NOTE 6 - SUBSEQUENT EVENTS

     Following a management evaluation of the Company's operations from both a financial and customer service perspective, the Board of Directors approved the closure of the Company's branch office in Ossineke, Michigan effective February 17, 2007. The branch accounts for about 7% of the Company's deposits. Due to the close proximity of this branch to the Company's two Alpena, Michigan branches, management believes that most of the deposits will be retained by the Company. The Company owns and intends to sell this branch facility which has an estimated fair market value that exceeds book value. Management believes the costs to exit this market will be minimal.

NOTE 7 - SEGMENT REPORTING

     The Company's principal activities include banking through its wholly owned subsidiary, First Federal of Northern Michigan, and the sale of insurance products through its indirect wholly owned subsidiary, ICA, purchased in 2003. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA receives commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.

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

                                                                  For the Three Months Ended
                                                                      September 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,602   $    8      $  (8)      $  4,602
INTEREST EXPENSE                                            2,256        5         (8)         2,253
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,346        3         --          2,349
PROVISION FOR LOAN LOSSES                                     217       --         --            217
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       2,129        3         --          2,132
OTHER INCOME                                                  377      714         --          1,091
OPERATING EXPENSES                                          2,042      693         --          2,735
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            465       24         --            489
FEDERAL INCOME TAX                                            156        8         --            163
                                                         --------   ------      -----       --------
NET INCOME                                               $    309   $   16      $  --       $    326
                                                         ========   ======      =====       ========

DEPRECIATION AND AMORTIZATION                            $    177   $   86      $  --       $    263
                                                         ========   ======      =====       ========
ASSETS                                                   $282,694   $4,475      $(712)      $286,457
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     447       --         --            447
                                                         --------   ------      -----       --------
      TOTAL                                              $    447   $   --      $  --       $    447
                                                         ========   ======      =====       ========

                                                                  For the Three Months Ended
                                                                      September 30, 2005
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,899   $    3      $  (3)      $  3,899
INTEREST EXPENSE                                            1,686       --         (3)         1,683
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses   $  2,213        3         --          2,216
PROVISION FOR LOAN LOSSES                                       4       --         --              4
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       2,209        3         --          2,212
OTHER INCOME                                                  430      726         --          1,156
OPERATING EXPENSES                                          2,125      697         --          2,822
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            514       32         --            546
FEDERAL INCOME TAX                                            172       11         --            183
                                                         --------   ------      -----       --------
NET INCOME                                               $    342   $   21      $  --       $    363
                                                         ========   ======      =====       ========

DEPRECIATION AND AMORTIZATION                            $    176   $   56      $  --       $    232
                                                         ========   ======      =====       ========
ASSETS                                                   $273,782   $3,542      $(476)      $276,848
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     146        2         --            148
                                                         --------   ------      -----       --------
      TOTAL                                              $    146   $    2      $  --       $    148
                                                         ========   ======      =====       ========

                                                                  For the Nine Months Ended
                                                                      September 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 12,844   $   15      $ (15)      $ 12,844
INTEREST EXPENSE                                            6,246       15        (15)         6,246
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      6,598       --         --          6,598
PROVISION FOR LOAN LOSSES                                     419       --         --            419
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       6,179       --         --          6,179
OTHER INCOME                                                1,069    2,224         --          3,293
OPERATING EXPENSES                                          6,376    2,140         --          8,516
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            872       84         --            956
FEDERAL INCOME TAX                                            292       28         --            320
                                                         --------   ------      -----       --------
NET INCOME                                               $    580   $   56      $  --       $    636
                                                         ========   ======      =====       ========

DEPRECIATION AND AMORTIZATION                            $    520   $  258      $  --       $    778
                                                         ========   ======      =====       ========
ASSETS                                                   $282,694   $4,475      $(712)      $286,457
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                   1,195       21         --          1,216
                                                         --------   ------      -----       --------
      TOTAL                                              $  1,195   $   21      $  --       $  1,216
                                                         ========   ======      =====       ========

                                                                  For the Nine Months Ended
                                                                      September 30, 2006
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
                                                         ========   ======      =====       ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2006 and December 31, 2005, and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended September 30, 2006, the Company's earnings were $326,000 compared to earnings of $363,000 for the year earlier period, a decrease of $38,000. Year to date 2006 net income was $636,000 compared to the first nine months of 2005 when net income was $205,000.

     The Bank's Return on Average Assets (ROA) for the trailing twelve months ended September 30, 2006 was 34 basis points compared to 30 basis points for the same period one year earlier. Management uses ROA as a tool to measure the performance of the Bank. ROA is reviewed on a trailing twelve month basis each month by management and the Board of Directors.

CAPITAL EXPENDITURES

On August 31, 2005 the Company broke ground on a new bank branch to replace an existing leased branch in Lewiston, Michigan. As of September 30, 2006 the Company had expended approximately $1.2 million on the new branch, including the cost of the land and expects to expend approximately $5,000 more to complete the project. The new branch, which opened for business on June 26, 2006, will further enhance the Company's expansion into the Lewiston market.

FINANCIAL CONDITION

ASSETS: Total assets increased $3.6 million, or 1.3%, to $286.4 million at September 30, 2006 from $282.8 million at December 31, 2005. Investment securities available for sale decreased $6.8 million, or 12.8%, from December 31, 2005 to September 30, 2006, due to the sale of $7.0 million of low-yielding investment securities during the nine month period ended September 30, 2006. Net loans receivable increased $10.4 million, or 5.2%, to $211.6 million at September 30, 2006 from $201.2 million at December 31, 2005. The growth of net loans was attributable primarily to growth in the commercial loan portfolios.

LIABILITIES: Deposits decreased $7.6 million, or 4.0%, to $181.2 million at September 30, 2006 from $188.7 million at December 31, 2005. The decrease was primarily in statements savings and CD balances reflecting continued competition for deposits and increased pressure on market deposit rates. Despite the pay down of FHLB advances from the sale of investment securities during the nine month period ended September 30, 2006, FHLB advances increased $12.7 million, or 23.2%, to $67.0 million at September 30, 2006 from $54.4 million at December 31, 2005 to fund loan growth and the decline in deposits.

EQUITY: Stockholders' equity decreased by $1.1 million, or 3.0%, to $35.5 million at September 30, 2006 from $36.7 million at December 31, 2005. Net earnings for the quarter of $326,000 were partially offset by a dividend declaration of $151,750. During the quarter there was a decrease in the loss in value of securities available for sale of $287,000. In addition, during the quarter the Company repurchased an additional 41,833 shares of its common stock at an aggregate cost of $421,000 concluding the stock repurchase that was announced and commenced during the previous quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

GENERAL: Net income decreased by $38,000 to $326,000 for the three months ended September 30, 2006 from $363,000 for the same period ended September 30, 2005. During the quarter ended September 30, 2006 the Company collected a large non-accrual commercial loan relationship which resulting in an additional $287,000 in interest income and late fees for the quarter. The provision for loan loss for the quarter ended September 30, 2006 was $216,000 as compared to $4,000 for the same quarter in 2005.

INTEREST INCOME: Interest income was $4.6 million for the three months ended September 30, 2006, compared to $3.9 million for the comparable period in 2005. The increase in interest income quarter over quarter was due primarily to the collection of a large commercial non-accrual loan relationship which resulted in an additional $279,000 in interest income for the quarter. In addition, the average balances of non-mortgage loans increased $15.2 million from September 30, 2005 to September 30, 2006, reflecting the Company's continued emphasis on commercial lending. The yield on those loans increased from 7.17% to 7.81% over the same period, reflecting higher market interest rates. Offsetting increased commercial loan average balances was a decline in the average balance of mortgage loans of $7.0 million from September 30, 2005 to September 2006, resulting in lower mortgage loan interest income quarter over quarter as mortgage loan originations have slowed and we continue to sell longer term mortgage loans into the secondary market.

INTEREST EXPENSE: Interest expense was $2.3 million for the three month period ended September 30, 2006, compared to $1.7 million for the same period in 2005. The 33.9% increase in interest expense was mainly attributable to an increase in the average balance of FHLB borrowings of $15.4 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2005 and the an increase in the cost of those borrowings of 54 basis points from the period ended September 30, 2005 versus the quarter ended September 30, 2006 due to market interest rate increases. In addition, the cost of interest bearing deposits increased 80 basis points from the quarter ended September 30, 2005 to the same period in 2006.

NET INTEREST INCOME: Net interest income increased to $2.3 million for the three month period ended September 30, 2006 compared to $2.2 million for the same period in 2005. For the three months ended September 30, 2006, average interest-earning assets increased $8.7 million, or 3.4%, when compared to the same period in 2005. Average interest-bearing liabilities increased $11.7 million, or 5.2%, to $238.2 million for the quarter ended September 30, 2006 from $226.5 million for the quarter ended September 30, 2005. The yield on average interest-earning assets increased to 6.84% for the three month period ended September 30, 2006 from 6.00% for the same period ended in 2005 as the cost of average interest-bearing liabilities increased to 3.73% from 2.93% for the three month periods ended September 30, 2006 and September 30, 2005, respectively. The increase in yields on interest earning assets exceeded the impact of the increase in the cost of funds creating an increase in the net interest margin of 8 basis points to 3.52% for the three month period ended September 30, 2006 from 3.44% for same period in 2005.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $216,000 for the three month period ended September 30, 2006 and $4,000 for the comparable period in 2005. During the quarter ended September 30, 2005 loan balances had declined, resulting in the lower required provision in that quarter. In addition, during the quarter ended September 30, 2006, the Company increased its reserves on certain commercial and mortgage loans based on deterioration of those credits during the quarter.

NON INTEREST INCOME: Non interest income was $1.0 million for the three month period ended September 30, 2006, a decrease of $65,000 or 5.6%, from the same period in 2005. The primary reasons for the decrease were an $83,000 decrease in mortgage banking activities partially offset by an increase in service charges and other fees of $18,000 for the three month period ended September 30, 2006 as compared to the same period in 2005.

NON INTEREST EXPENSE: Non interest expense was $2.7 million for the three month period ended September 30, 2006, an $87,000 or 3.1% decrease from the same period in 2005. The decrease was primarily due to decreases of $53,000 in compensation and employee benefits, $38,000 in insurance and brokerage commission expense and $14,000 in occupancy expenses partially offset by an increase of $40,000 in amortization of intangible assets due to the acceleration of the amortization period of some of the ICA intangible assets.

INCOME TAXES: Federal income taxes decreased to $163,000 for the three month period ended September 30, 2006 compared to $183,000 for the same period in 2005. The decrease for the three month period was attributable to a decrease in pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

GENERAL: Net income increased $431,000 to $636,000 for the nine months ended September 30, 2006 from $205,000 for the same period ended September 30, 2005. The increase in earnings period over period was primarily attributable to the one-time charitable contribution of $679,940 (approximately $449,000 after tax) to the First Federal Community Foundation which decreased earnings during the nine months ended September 30, 2005 and the collection of $287,000 (approximately $191,000 after tax) in interest and late charges on a non-accrual commercial loan relationship during the nine months ended September 30, 2006. The income tax expense for the nine months ended September 30, 2006 increased by $217,000 as compared to the same period in 2005 due to the increase in pre-tax income period over period.

INTEREST INCOME: Interest income was $12.9 million for the nine months ended September 30, 2006, compared to $11.1 million for the comparable period in 2005. This increase of $1.7 million, or 15.4%, in interest income was due to an increase in average balances of commercial loans, an increase in the average balance and yield on non-mortgage loans (mainly adjustable rate commercial loans) and the collection of a large commercial non-accrual relationship.

INTEREST EXPENSE: Interest expense was $6.2 million for the nine month period ended September 30, 2006 compared to $4.9 million for the same period in 2005. The 26.8% increase in interest expense was attributable to an increased cost of funds on interest-bearing deposits and FHLB advances for the period ended September 30, 2006 compared to September 30, 2005, as well as an increase in the average balance of FHLB advances period over period. The average balance of interest-bearing deposits decreased by $1.4 million or 7.9% for the nine months ended September 30, 2006 when compared to the year earlier period while the cost of those deposits increased by 64 basis points. The average balance of FHLB borrowings increased from $52.1 million for the period ended September 30, 2005 to $60.2 million for the period ended September 30, 2006, while the cost of those borrowings increased by 37 basis points, due primarily to due to market interest rate increases.

NET INTEREST INCOME: Net interest income increased by $397,000 for the nine month period ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, average interest-earning assets increased $14.3 million, or 5.7% when compared to the same period in 2005. Average interest-bearing liabilities increased $9.8 million, or 4.3% for the same period. The yield on average interest-earning assets increased to 6.34% for the nine month period ended September 30, 2006 from 5.87% for the same period ended in 2005. The cost of average interest-bearing liabilities increased to 3.52% from 2.89% for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. The net result of the 47 basis point increase in asset yields and 63 basis point increase in the cost of funds was a net interest rate margin decrease of 5 basis points to 3.23% for the nine month period ended September 30, 2006, from 3.28% for the same period in 2005.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2006           2005
                                                           -------------   ------------
                                                              (Dollars in thousands)
Total non-accrual loans ................................      $1,353         $1,353
                                                              ------         ------

Accrual loans delinquent 90 days or more:
   One- to four-family residential .....................         706          1,684
   Other real estate loans .............................       1,475            670
   Consumer/Commercial .................................         633            300
                                                              ------         ------
      Total accrual loans delinquent 90 days or more ...      $2,814         $2,654
                                                              ------         ------

Total nonperforming loans (1) ..........................       4,167          4,007
Total real estate owned-residential mortgages (2) ......         397            427
Total real estate owned-Consumer and other (2) .........           6              8
                                                              ======         ======
Total nonperforming assets .............................      $4,570         $4,442
                                                              ======         ======

Total nonperforming loans to loans receivable ..........        1.97%          1.97%
Total nonperforming assets to total assets .............        1.60%          1.57%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $419,000 for the nine month period ended September 30, 2006 and $266,000 for the comparable period in 2005. The ratio of nonperforming loans to total loans was 197 basis points at both September 30, 2006 and December 31, 2005. As a percent of total assets, nonperforming loans increased to 160 basis points at September 30, 2006 from 157 basis points at December 31, 2005. Total nonperforming assets increased only slightly by $128,000 from December 31, 2005 to September 30, 2006 and management believes the provision for loan loss is adequate.

NON INTEREST INCOME: Non interest income was $3.3 million for the nine month period ended September 30, 2006, a decrease of $61,000 or 1.8%, from the same period in 2005. The primary reasons for the decrease were a $144,000 decrease in mortgage banking activities where we continue to experience declining mortgage loan demand and a $57,000 increase in loss on sale of investment securities due to management's decision to sell investment securities at a loss to pay down FHLB borrowings, offset by an increase in service charges and other fees of $54,000 and an increase in other income of $49,000 for the nine month period ended September 30, 2006 as compared to the same period in 2005.

NON INTEREST EXPENSE: Non interest expense was $8.5 million for the nine month period ended September 30, 2006, a $465,000 or 5.2% decrease from the same period in 2005. The decrease was primarily due to the $679,940 one-time contribution to the First Federal Community Foundation in the nine month period ended September 30, 2005 offset by a $139,000 increase in amortization of intangible assets from the nine month period ended September 30, 2005 to the comparable period in 2006.

INCOME TAXES: Federal income tax expense increased to $320,000 for the nine months ended September 30, 2006 compared to $103,000 for the same period in 2005. The increase for the nine month period was attributable to an increase in pre-tax income.

LIQUIDITY

The Company's current liquidity position is more than adequate to fund expected asset growth. The Company's primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments, prepayments on loans and mortgage-backed and investment securities and sale of long-term fixed-rate mortgages into the secondary market. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows, mortgage prepayments and sale of mortgage loans into the secondary market are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of September 30, 2006 was $55.7 million, or 29.3% compared to $83.1 million, or 43.4% at December 31, 2005. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of September 30, 2006, the Bank had unused borrowing capacity totaling $20.4 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2006 the Company originated $24.5 million in residential mortgage loans, of which $15.1 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $42.2 million in originations during the first nine months of 2005 of which $26.7 million were retained in portfolio. The Company also originated $17.9 million of commercial loans and $12.7 million of consumer loans in the first nine months of 2006 compared to $28.4 million of commercial loans and $10.0 million of consumer loans for the same period in 2005. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 48.4% and 52.3%, commercial loans 37.6% and 35.0% and consumer loans 14.0% and 12.8% at September 30, 2006 and December 31, 2005, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2006 deposits funded 63.2% of the Company's total assets compared to 66.8% at December 31, 2005. Certificates of deposit scheduled to mature in less than one year at September 30, 2006 totaled $60.8 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2006 the Company had $65.7 million in FHLB advances. FHLB borrowings as a percentage of total assets were 22.9% at September 30, 2006 as compared to 18.7% at December 31, 2005. The Company has sufficient available collateral to obtain additional advances of $5.4 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $25.8 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2006 was $35.6 million, or 12.4% of total assets, compared to $36.6 million, or 13.0% of total assets, at December 31, 2005 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2006. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2006:

                                                      Regulatory       Minimum to be
                                      Actual           Minimum       Well Capitalized
                                 ---------------   ---------------   ----------------
                                  Amount   Ratio    Amount   Ratio     Amount   Ratio
                                 -------   -----   -------   -----    -------   -----
                                                 Dollars in Thousands
Tangible Capital (to tangible
   assets)                       $30,620   10.84%  $ 4,238    1.50%   $ 5,651    2.00%
Tier 1 (Core) capital (to risk
   - weighted assets)            $30,620   10.84%  $11,302    4.00%   $14,128    5.00%
Total risk-based capital (to
   risk- weighted assets)        $32,381   16.77%  $15,446    8.00%   $19,308   10.00%
Tier 1 risk-based capital (to
   tangible assets)              $30,620   15.86%  $ 7,723    4.00%   $11,585    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2006

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2006

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

          Issuer Purchases of Equity Securities

          On May 17, 2006 the Company announced a share repurchase program authorizing the repurchase of up to 156,000 shares of the Company's outstanding common stock. All repurchases under the Company's share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when repurchasing its own common shares in the open market. The share repurchase program was concluded in the three month period ended September 30, 2006. The following table summarizes the Company's share repurchase activity for the three months ended September 30, 2006.

                                                                  Total Number of
                                                                Shares Purchased as      Maximum Number of
                                                                  Part of Publicly    Shares that May Yet Be
                         Total Number of   Average Price Paid    Announced Plans or     Purchased Under the
         Period         Shares Purchased        per Share             Programs           Plans or Programs
---------------------   ----------------   ------------------   -------------------   ----------------------
7/1/2006 to 7/31/2006        41,833               10.07                41,833                   --
8/1/2006 to 8/31/2006            --                  --                    --                   --
9/1/2006 to 9/30/2006            --                  --                    --                   --
                             ------               -----                ------
Total                        41,833               10.07                41,833
                             ======               =====                ======

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

          Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2006

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

                                        Date: November 14, 2006


                                        By: /s/ Amy E. Essex
                                            ------------------------------------
                                            Amy E. Essex, Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                        Date: November 14, 2006

                                 EXHIBIT INDEX

Exhibit No.   Description of Exhibits
-----------   -----------------------
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