Form 10QSB
period 2007-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2007-05-15
CIK 1128227

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR   THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________ to __________________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No[ ]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, Par Value $0.01                  Outstanding at May 11, 2007
            (Title of Class)                             2,883,249 shares

Transitional Small Business Disclosure Format: Yes[ ] No [X].

===============================================================================

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2007

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                       PAGE
                                                                                                                       ----

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
          Consolidated Balance Sheet at March 31, 2007 and December 31, 2006.........................................   3
          Consolidated Statements of Income for the Three Months Ended March 31, 2007 and March 31, 2006.............   4
          Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2007 .......   5
          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006.........   6
          Notes to Unaudited Consolidated Financial Statements.......................................................   7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................................................  15

ITEM 3 - CONTROLS AND PROCEDURES.....................................................................................  20

                                                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...........................................................................................  21
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.................................................  21
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.............................................................................  21
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... ...................................................  21
ITEM 5 - OTHER INFORMATION...........................................................................................  21
ITEM 6 - EXHIBITS ...................................................................................................  21
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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                      March 31, 2007   December 31, 2006
                                                                      --------------   -----------------
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ....................................  $    3,176,308   $       4,159,833
Overnight deposits with FHLB .......................................       1,618,457             832,968
                                                                      --------------   -----------------
Total cash and cash equivalents ....................................       4,794,765           4,992,801
Securities AFS .....................................................      34,233,844          43,100,430
Securities HTM .....................................................       1,750,000           1,750,000
Securities at fair value ...........................................       4,755,925                   -
Loans held for sale ................................................         172,077              72,000
Loans receivable, net of allowance for loan losses of $2,099,662 and
    $2,079,069 as of March 31, 2007 and December 31, 2006,
     respectively ..................................................     204,829,690         209,518,068
Foreclosed real estate and other repossessed assets ................         522,438             475,312
Real estate held for investment ....................................         135,543             135,543
Federal Home Loan Bank stock, at cost ..............................       4,196,900           4,196,900
Premises and equipment .............................................       7,990,850           8,075,238
Accrued interest receivable ........................................       2,083,798           2,138,667
Intangible assets ..................................................       2,464,583           2,589,463
Goodwill ...........................................................       1,396,854           1,396,854
Other assets .......................................................       2,540,723           2,517,548
                                                                      --------------   -----------------
Total assets .......................................................  $  271,867,990   $     280,958,824
                                                                      ==============   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...........................................................  $  173,162,074   $     177,057,993
Advances from borrowers for taxes and insurance ....................         190,753              44,389
Federal Home Loan Bank advances and Note Payable ...................      50,592,134          66,042,134
Borrowings at fair value ...........................................      10,337,328                  -
Accrued expenses and other liabilities .............................       2,704,966           2,361,573
                                                                      --------------   -----------------
Total liabilities ..................................................     236,987,255         245,506,089
                                                                      --------------   -----------------

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
  3,190,999 shares issued) .........................................          31,910              31,910
Additional paid-in capital .........................................      24,281,938          24,261,737
Retained earnings ..................................................      14,146,690          14,576,468
Treasury stock at cost (194,600 and 156,000 shares,
  respectively) ....................................................      (1,923,844)         (1,565,359)
Unallocated ESOP ...................................................      (1,034,216)         (1,059,130)
Unearned compensation ..............................................        (498,468)           (528,987)
Accumulated other comprehensive loss ...............................        (123,275)           (263,904)
                                                                      --------------   -----------------
Total stockholders' equity .........................................      34,880,735          35,452,735
                                                                      --------------   -----------------

Total liabilities and stockholders' equity .........................  $  271,867,990   $     280,958,824
                                                                      ==============   =================

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                       For the Three Months
                                                         Ended March 31,
                                                     -------------------------
                                                        2007          2006
                                                     -----------   -----------
                                                           (Unaudited)
Interest income:
Interest and fees on loans ........................    3,585,927     3,416,613
Interest and dividends on investments .............      509,849       561,811
Interest on mortgage-backed securities ............       47,100        54,975
                                                     -----------   -----------
Total interest income .............................    4,142,876     4,033,399
                                                     -----------   -----------

Interest expense:
Interest on deposits ..............................    1,431,910     1,239,910
Interest on borrowings ............................      802,086       669,347
                                                     -----------   -----------
Total interest expense ............................    2,233,996     1,909,257
                                                     -----------   -----------

Net interest income ...............................    1,908,880     2,124,141
Provision for loan losses .........................       85,629        69,500
                                                     -----------   -----------
Net interest income after provision for
  loan losses .....................................    1,823,251     2,054,641
                                                     -----------   -----------

Non Interest income:
Service charges and other fees ....................      197,015       237,146
Mortgage banking activities .......................       87,884        72,803
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ..       (1,833)        2,256
Other .............................................       11,929        45,220
Net loss on trading activities ....................       (9,624)           --
Insurance & Brokerage Commissions .................      692,819       768,654
                                                     -----------   -----------
Total other income ................................      978,190     1,126,079
                                                     -----------   -----------

Non interest expenses:
Compensation and employee benefits ................    1,568,828     1,544,900
SAIF Insurance Premiums ...........................        5,500         6,408
Advertising .......................................       40,519        51,089
Occupancy .........................................      367,617       369,281
Amortization of intangible assets .................      124,881       124,881
Service Bureau Charges ............................       75,945        86,281
Insurance & Brokerage Commission Expense ..........      240,800       268,107
Professional Services .............................       80,279        85,335
Other .............................................      285,331       324,860
                                                     -----------   -----------
Other expenses ....................................    2,789,699     2,861,142
                                                     -----------   -----------

Income before income tax expense ..................       11,742       319,578
Income tax (benefit) expense ......................      (11,993)      107,370
                                                     -----------   -----------
Net income ........................................  $    23,735   $   212,208
                                                     ===========   ===========

Per share data:

Basic earnings per share ..........................  $      0.01   $      0.07
Weighted average number of shares outstanding .....    3,033,303     3,116,745

Diluted earnings per share ........................  $      0.01   $      0.07
Weighted average number of shares outstanding,
  including dilutive stock options ................    3,034,309     3,120,904

Dividends per common share ........................  $     0.050   $     0.050

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                        Accumulated
                                                  Additional                                               Other
                           Common     Treasury      Paid-in       Unearned      Retained    Unallocated  Comprehensive
                            Stock      Stock        Capital     Compensation    Earnings       ESOP         Income        Total
                          --------  ------------  ------------  ------------  ------------  -----------  -------------  -----------
Balance at December
31, 2006................. $ 31,910  $ (1,565,359) $ 24,261,737  $   (528,987) $ 14,576,468  $ 1,059,130) $    (263,904) $35,452,735

Cumulative effect of
change in accounting
principle (Note 1).......                                                         (303,938)                                (303,938)

Treasury Stock at
Cost (38,600 shares).....        -      (358,485)            -             -             -            -              -     (358,485)

Stock Options/Awards
Expensed.................        -             -        22,086        30,519             -            -              -       52,605

Unallocated ESOP.........        -             -        (1,885)            -             -       24,914              -       23,029

Net income for the
period...................        -             -             -             -        23,735            -              -       23,735

Changes in unrealized
loss:
 on available-for-sale...
 securities (net of
 tax of $63,505)..........       -             -             -             -             -            -        140,629      140,629
                                                                                                                        -----------

Total comprehensive
income...................        -             -             -             -             -            -              -      164,364

Dividends declared.......        -             -             -             -      (149,575)           -              -     (149,575)
                          --------  ------------  ------------  ------------  ------------  -----------  -------------  -----------
Balance at March 31,
2007..................... $ 31,910  $ (1,923,844) $ 24,281,938  $   (498,468) $ 14,146,690  $(1,034,216) $    (123,275) $34,880,735
                          ========  ============  ============  ============  ============  ===========  =============  ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For Three Months Ended
                                                                                    March 31,
                                                                            ---------------------------
                                                                                2007           2006
                                                                            ------------   ------------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net income ...............................................................  $     23,735   $    212,208
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization .........................................       276,520        257,863
   Provision for loan ....................................................        85,629         69,500
   Amortization and accretion on securities ..............................        10,615         26,573
   Originations of loans held for sale ...................................    (3,123,990)    (2,687,147)
   Principal amount of loans .............................................     3,023,913      2,352,975
   Proceeds from sale of real estate held for sale .......................        74,138        127,220
   Gain on sale of real estate held for investment .......................          (937)        (1,073)
   Change in accrued interest receivable .................................        54,869        132,131
   Change in other assets ................................................       (85,997)       243,234
Net cash provided by operating activities ................................       891,067        760,754
                                                                            ------------   ------------

  Net (increase) decrease in loans .......................................     4,602,749     (3,389,296)
  Proceeds from maturity and sale of available-for-sale securities .......     4,180,313        615,474
  Purchase of securities available for ...................................            --     (1,976,205)
  Purchase of premises and equipment .....................................      (187,579)      (309,588)
                                                                            ------------   ------------
Net cash provided by (used in) investing activities ......................     8,595,483     (5,059,615)
                                                                            ------------   ------------

  Net Increase in deposits ...............................................    (3,895,919)    (3,112,837)
  Dividend paid on common stock ..........................................      (149,575)      (156,017)
  ESOP shares committed to be released ...................................        23,029         21,544
  Net increase in advances from borrowers ................................       146,364        207,180
  Additions to advances from Federal Home Loan Bank and notes payable ....    12,500,000      8,430,000
  Repayments of Federal Home Loan Bank advances and notes payable ........   (17,950,000)    (1,000,000)
  Stock retired ..........................................................            --        (60,365)
  Proceeds from exercise of stock options ................................            --         60,370
  Purchase of treasury ...................................................      (358,485)            --
                                                                            ------------   ------------
Net cash provided by (used in) financing activities ......................    (9,684,586)     4,389,875
                                                                            ------------   ------------

Net increase (decrease) in cash and cash equivalents .....................      (198,036)        91,014
Cash and cash equivalents at beginning of period .........................     4,992,801      4,779,194
                                                                            ------------   ------------
Cash and cash equivalents at end of period ...............................  $  4,794,765   $  4,870,208
                                                                            ============   ============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes .............................  $         --   $         --
                                                                            ============   ============
Cash paid during the period for interest .................................  $  2,233,311   $  1,933,984
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

      These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2007, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2006. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

      The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of March 31, 2007 would have changed by approximately $193,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2007, we were servicing loans sold to others totaling $135.1 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at March 31, 2007 included the following:

Annual constant prepayment speed (CPR):                       13.11%
Weighted average life remaining (in months):                    246
Discount rate used:                                            8.50%

      At the March 31, 2007 valuation, we calculated the value of our mortgage servicing rights to be $1.3 million and the weighted average life remaining of those rights was 44 months. The book value of our mortgage servicing rights as of March 31, 2007 was $579,000 which was $721,000 less than the independent valuation, so there was no need to establish a valuation allowance.

      Impairment of Intangible Assets. Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The fair value of goodwill is dependent upon many factors, including our ability to provide quality, cost-effective services in the face of competition. Because of these many factors, management believes this is a critical accounting policy. A decline in earnings as a result of business or market conditions or a run-off of customers over sustained periods could lead to an impairment of goodwill that could adversely affect earnings in future periods.

      A significant portion of our intangible assets, including goodwill, relates to the acquisition premiums recorded with the purchase of the ICA and certain branches over the last several years. Intangible assets are reviewed periodically for impairment by comparing the fair value of the intangible asset to the book value of the intangible asset. If the book value is in excess of the fair value, impairment is indicated and the intangibles must be written down to their fair value.

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

      Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of March 31, 2007 and December 31, 2006 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third-party contract, then we may determine to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

      Financial Accounting Standard Number 159 - The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Calendar-year companies are able to adopt FAS 159 for their first quarter 2007 financial statements.

      The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

      The Company early adopted FAS 159 and FAS 157 as of January 1, 2007. Upon adoption of FAS 159, the Company selected the fair value measurement option for various existing financial assets, including certain "available-for-sale" securities and putable FHLB advances.

      The available-for-sale securities totaled $4.9 million and represented 10.9% of the securities portfolio. The initial fair value measurement of the securities elected for FAS 159 resulted in a $140,000 pre-tax cumulative-effect adjustment recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS

159, this one-time charge will not be recognized in current earnings.

      As a result of the fair value measurement election for these securities, the Company recorded gains in first quarter earnings of $7,000. Additionally, we believe that the adoption of the standard will have a positive impact on our ability to manage interest rate risk and potentially benefit interest income during the remainder of 2007 as well as future periods.

      The Company also elected the adoption of FAS 159 for $10.0 million in putable Federal Home Loan Bank advances. The initial fair value measurement of the advances resulted in a $320,000 pre-tax, charge to retained earnings. In the first quarter of 2007 the Company recorded $17,000 in pre-tax mark-to-market losses.

      The above investment securities and advances were chosen for the fair value option based on the desire of the Company to improve its net interest margin and reduce interest rate risk. Subsequent to the adoption of SFAS 159, the Company plans on repositioning its balance sheet by obtaining new investment securities and Federal Home Loan Bank Advances that improve overall interest rate margin and mitigate future interest rate risk. The Company anticipates that the replacement of the securities and advances with new instruments will achieve the reduced interest rate risk since they will be better matched in relation to maturity. The new investment securities and advances will both be carried at fair value. The Company anticipates that by the end of the second calendar quarter approximately $8.0 to 10.0 million of securities and advances will be carried at fair value on the balance sheet.

      The early adoption of SFAS 159 also allows management more flexibility in mitigating interest rate risk on subsequent transactions. The Company is considering the use of the fair value option on future investment security transactions, loan transactions and the related funding instruments.

      The Company will continue to separately recognize interest income and expense in accordance with existing policies for the items selected.

      The following table represents all items in which the fair value option was elected as of January 1, 2007 and the impact on the financial statements.

                                                         Impact on
                                                          Retained
                                                          Earnings      Impact on
                                                          Effective     Net Income
      Par Value                                           1/1/2007      QE 3/31/07
(dollars in thousands)                                     (dollars in thousands)
----------------------                                   -------------------------
               $ 4,856     Investment Securities AFS      ($140)          $ 7

               $10,000     FHLB Advances                  ($320)         ($17)

                           Total                          ($460)         ($10)

                           Adjusted for Taxes             ($304)          ($7)

      Financial Accounting Standard Number 157 Fair Value Measurements. In September 2006, FASB issued FAS 157, Fair Value Measurements. This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS
157 is effective for fiscal years beginning after November 15, 2007. Upon adoption of FAS 159, the Company concurrently adopted the provisions of FAS 157 as of January 1, 2007. Accordingly, the Company has developed a framework to measure the fair value of financial assets and financial liabilities and expanded disclosures in accordance with the requirements.

         The following information pertains to assets and liabilities measured by fair value on a recurring basis:


                                     Change in fair value                        Quoted Prices in   Significant
                                     recognized in other                        active markets for     Other      Significant
                   Fair Value as of  income for the three                           Indentical      Observable   Unobservable
                      January 1,      month period ended   Fair Value as of     Assets/Liabilities     Inputs       Inputs
      Dscription         2007           March 31, 2007      March 31, 2007          (Level 1)        (Level 2)     (Level 3)
                                                                  (Dollars in thousands)
                   ----------------------------------------------------------------------------------------------------------
Investments
accounted for
under FVO             $ 4,864             $  7                 $ 4,756               $ 4,756

FHLB advances         $10,321             ($17)                $10,338               $10,338

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 was adopted by the Company on January 1, 2007 as required by the statement. The adoption of SFAS 156 did not have a material effect on the financial position, results of operations, or cash flows.

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. The adoption of FIN 48 did not have a material effect on the financial position, results of operations, or cash flows.

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

      On March 13, 2007, the Company declared a cash dividend on its common stock, payable on or about April 20, 2007, to shareholders of record as of March 31, 2007, equal to $0.05 per share. The dividend on all shares outstanding totaled $149,820.

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

      During the three months ended March 31, 2007 the Company awarded no shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

      STOCK OPTIONS - A summary of option activity under the Plan during the three months ended March 31, 2007 is presented below:

                                                                      Weighted-Average
                                                        Weighted-        Remaining
                                                        Average       Contractual Term      Aggregate
                Options                    Shares    Exercise Price       (Years)         Intrinsic Value
----------------------------------------   -------   --------------   ----------------    ----------------
Outstanding at January 1, 2007             204,532      $9.50
Granted                                          0        N/A
Exercised                                        0        N/A
Forfeited or expired                        (5,540)     $9.53
Outstanding at March 31, 2007              198,992      $9.49               8.98             $    0
Exercisable at March 31, 2007               13,234      $8.46               7.30             $9,661

      A summary of the status of the Company's nonvested shares as of March 31, 2007, and changes during the quarter ended March 31, 2007, is presented below:

                                                  Weighted-Average
                                                     Grant-Date
          Nonvested Shares               Shares      Fair Value
---------------------------------------  -------  ----------------
Nonvested at January 1, 2007             200,099      $2.11
Granted                                        0        N/A
Vested                                    (8,801)     $1.91
Forfeited                                      0
Nonvested at March 31, 2007              191,298      $2.12

      As of March 31, 2007 there was $360,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized over a weighted-average period of 4.7 years. The total fair value of shares vested during the three months ended March 31, 2007 was $16,810.

      RESTRICTED STOCK AWARDS - As of March 31, 2007 there was $498,000 of unrecognized compensation cost related to nonvested restricted stock awards under the plan.

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

      At March 31, 2007, the Company had outstanding commitments to originate loans of $31.8 million. These commitments included $7.8 million for permanent one-to-four family dwellings, $6.1 million for non-residential loans, $387,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.4 million of undisbursed lines of credit on home equity loans, $1.6 million of unused credit card lines, $7.4 million of unused commercial lines of credit, $43,000 of undisbursed commercial construction, $60,000 of unused Letters of Credit and $1.7 million in unused Bounce Protection.

NOTE 6 - SUBSEQUENT EVENTS

      On April 19, 2007 the Company completed its stock repurchase plan which was announced on March 15, 2007. The Company repurchased 151,750 shares at a total cost of $1.4 million.

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


                                                                     For the Three Months Ended
                                                                           March 31, 2007
                                                                       (Dollars in Thousands)
                                                           -----------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   --------   ------------   ---------
INTEREST INCOME                                            $   4,143   $      6   $         (6)  $   4,143
INTEREST EXPENSE                                               2,237          3             (6)      2,234
                                                           ---------   --------   ------------       -----
NET INTEREST INCOME - Before provision for loan losses         1,906          3              -       1,909
PROVISION FOR LOAN LOSSES                                         86          -              -          86
                                                           ---------   --------   ------------   ---------
NET INTEREST INCOME - After provision for loan losses          1,820          3              -       1,823
OTHER INCOME                                                     284        694              -         978
OPERATING EXPENSES                                             2,109        681              -       2,790
                                                           ---------   --------   ------------   ---------
INCOME - Before federal income tax                                (5)        16              -          12
FEDERAL INCOME TAX                                               (18)         6              -         (12)
                                                           ---------   --------   ------------   ---------
NET INCOME                                                 $      13   $     10   $          -   $      24
                                                           =========   ========   ============   =========

DEPRECIATION AND AMORTIZATION                              $     191   $     86   $          -   $     277
                                                           =========   ========   ============   =========
ASSETS                                                     $ 268,006   $  4,507   $       (645)  $ 271,868
                                                           =========   ========   ============   =========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                                $       -   $      -   $          -   $       -
   Intangible assets                                               -          -              -           -
   Property and equipment                                         47         16              -          63
                                                           ---------   --------   ------------   ---------
     TOTAL                                                 $      47   $     16   $          -   $      63
                                                           =========   ========   ============   =========



                                                                     For the Three Months Ended
                                                                           March 31, 2007
                                                                       (Dollars in Thousands)
                                                           -----------------------------------------------
                                                             Bank        ICA      Eliminations     Total
                                                           ---------   --------   ------------   ---------

INTEREST INCOME                                            $   4,033   $      4   $         (4)  $   4,033
INTEREST EXPENSE                                               1,908          5             (4)      1,909
                                                           ---------   --------   ------------   ---------
NET INTEREST INCOME - Before provision for loan losses         2,125         (1)             -       2,124
PROVISION FOR LOAN LOSSES                                         70          -              -          70
                                                           ---------   --------   ------------   ---------
NET INTEREST INCOME - After provision for loan losses          2,055         (1)             -       2,054
OTHER INCOME                                                     356        770              -       1,126
OPERATING EXPENSES                                             2,239        622              -       2,861
                                                           ---------   --------   ------------   ---------
INCOME - Before federal income tax                               171        147              -         318
FEDERAL INCOME TAX                                                57         50              -         107
                                                           ---------   --------   ------------   ---------
NET INCOME                                                 $     114   $     97   $          -   $     211
                                                           =========   ========   ============   =========

DEPRECIATION AND AMORTIZATION                              $     172   $     86   $          -   $     258
                                                           =========   ========   ============   =========
ASSETS                                                     $ 283,374   $  4,460   $       (470)  $ 287,364
                                                           =========   ========   ============   =========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:

   Goodwill                                                $       -   $      -   $          -   $       -
   Intangible assets                                               -          -              -           -
   Property and equipment                                        292         18              -         310
                                                           ---------   --------   ------------   ---------
     TOTAL                                                 $     292   $     18   $          -   $     310
                                                           =========   ========   ============   =========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART E - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2007 and December 31, 2006, and the results of operations for the three-month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

      For the quarter ended March 31, 2007, the Company's earnings were $24,000, or $0.01 per basic and diluted share, compared to earnings of $212,000, or $0.07 per basic and diluted share, for the year earlier period, a decrease of $188,000.

      Total assets decreased by $9.1 million, or 3.2% from December 31, 2006 to March 31, 2007. Investment securities available for sale decreased by $8.9 million from December 31, 2006 to March 31, 2007, while investment securities held for trading increased by $4.8 million over the same time period. Net loans receivable decreased $4.7 million during the quarter ended March 31, 2007. Total Deposits decreased $3.9 million, or 2.2% from December 31, 2006 to March 31, 2007. Federal Home Loan Bank advances decreased by $15.4 million from December 31, 2006 to March 31, 2007, which included a reclassification of $10.3 million to a trading account as part of our early adoption of FAS 159. Equity decreased by $572,000, or 1.6% from December 31, 2006 to March 31, 2007.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $9.1 million, or 3.2%, to $271.9 million at March 31, 2007 from $280.9 million at December 31, 2006. Investment securities available for sale decreased $8.9 million, or 20.6% and investment securities held in a trading account increased $4.7 million, from December 31, 2006 to March 31, 2007, due to the maturity of $4.0 million in AFS investment securities during the three months ended March 31, 2007, the proceeds of which were used to pay-down high-cost FHLB advances, and due to the reclassification of $4.7 million in AFS securities to trading securities in connection with our early adoption of FAS 159 effective January 1, 2007. Net loans receivable decreased $4.7 million, or 2.2%, to $204.9 million at March 31, 2007 from $209.5 million at December 31, 2006. The decrease in net loans was attributable primarily to the payoff of a few large commercial loans.

LIABILITIES: Deposits decreased $3.9 million, or 2.2%, to $173.1 million at March 31, 2007 from $177.1 million at December 31, 2006. The decrease was primarily in certificate of deposit balances, reflecting continued competition for deposits and increased pressure on market deposit rates. Total FHLB advances decreased $5.2 million to $59.7 million from December 31, 2006 to March 31, 2007 due to the maturity of investment securities, the proceeds of which were used to pay down advances. At January 1, 2007 we reclassified $10.3 million in FHLB advances to a trading account in connection with our early adoption of FAS 159.

EQUITY: Stockholders' equity decreased by $572,000, or 1.6%, to $34.9 million at March 31, 2007 from $35.5 million at December 31, 2006. Net earnings for the quarter of $24,000 were more than offset by a dividend declaration of $150,000, a loss in value of securities available for sale of $140,000, and a $461,000 charge to retained earnings related to the early adoption of FAS 159. In addition, during the quarter the Company repurchased 38,600 shares of its common stock at an aggregate cost of $358,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

GENERAL: Net income decreased by $188,000 to $24,000 for the three months ended March 31, 2007 from $212,000 for the same period ended March 31, 2006. The major factors affecting earnings during the quarter were a decrease of $215,000 in net interest income and a decrease in non interest income of $148,000, partially offset by a decrease of $71,000 in non interest expense from the quarter ended March 31, 2006 to the quarter ended March 31, 2007.

INTEREST INCOME: Interest income was $4.1 million for the three months ended March 31, 2007, compared to $4.0 million for the comparable period in 2006. While the average balance of interest earning assets decreased by $5.3 million from $265.1 million for the three months ended March 31, 2006 to $259.8 million for the three months ended March 31, 2007, the yield on interest earning assets increased over that same time period from 6.13% to 6.43%. This was primarily attributable to the non-mortgage loan portfolio which grew $13.3 million in average balance from March 31, 2006 to March 31, 2007, while the yield grew from 7.53% to 7.56% over that same time period, reflecting our continued emphasis on commercial lending. In addition, while the average balance of mortgage loans decreased by $2.8 million from March 31, 2006 to March 31, 2007, the yield on that portfolio increased from 6.02% to 6.15%.

INTEREST EXPENSE: Interest expense was $2.2 million for the three month period ended March 31, 2007, compared to $1.9 million for the same period in 2006. The increase in interest expense was mainly attributable to an increase in the average balance of FHLB borrowings of $6.6 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, and an increase in the cost of those borrowings of 38 basis points from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 due to market interest rate increases. In addition, the cost of certificates of deposit increased 81 basis points from the quarter ended March 31, 2006 to the same period in 2007; however the average balance of those deposits decreased by $10.5 million from March 31, 2006 to March 31, 2007.

NET INTEREST INCOME: Net interest income decreased to $1.8 million for the three month period ended March 31, 2007 compared to $2.2 million for the same period in 2006. For the three months ended March 31, 2007, average interest-earning assets decreased $5.3 million, or 2.0%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $4.5 million, or 2.0%, to $229.6 million for the quarter ended March 31, 2007 from $234.1 million for the quarter ended March 31, 2006. The yield on average interest-earning assets increased to 6.43% for the three month period ended March 31, 2007 from 6.13% for the same period ended in 2006 while the cost of average interest-bearing liabilities increased to 3.93% from 3.28% for the three month periods ended March 31, 2007 and 2006, respectively. The net interest margin decreased to 2.96% for the three month period ended March 31, 2007 from 3.23% for same period in 2006.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                     MARCH 31,      DECEMBER 31,
                                                       2007              2006
                                                     -------------   ----------
                                                        (Dollars in thousands)
Total non-accrual loans............................. $      3,180    $   2,490
                                                     ------------    ---------

Accrual loans delinquent 90 days or more:
 One- to four-family residential....................          134          645
 Other real estate loans............................          205          221
 Consumer/Commercial................................           90          624
                                                     ------------    ---------
   Total accrual loans delinquent 90 days or more... $        429    $   1,490
                                                     ------------    ---------

Total nonperforming loans (1).......................        3,609        3,980
Total real estate owned-residential mortgages (2)...          510          437
Total real estate owned-Consumer and other (2)......           12           38
                                                     ============    =========
Total nonperforming assets.......................... $      4,131    $   4,455
                                                     ============    =========

Total nonperforming loans to loans receivable.......         1.74%        1.90%
Total nonperforming assets to total assets..........         1.52%        1.59%

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $86,000 for the three month period ended March 31, 2007 and $69,000 for the comparable period in 2006. The ratio of nonperforming loans to total loans was 174 and 190 basis points at March 31, 2007 and December 31, 2006, respectively As a percent of total assets, nonperforming loans decreased to 152 basis points at March 31, 2007 from 159 basis points at December 31, 2006. Total nonperforming assets decreased only slightly by $160,000 from December 31, 2006 to March 31, 2007.

NON INTEREST INCOME: Non interest income was $978,000 for the three month period ended March 31, 2007, a decrease of $148,000 or 13.1%, from the same period in 2006. The primary reasons for the decrease was a decrease of $76,000 in Insurance & Brokerage Commission due mainly to a loss in insurance contingency income quarter over quarter and the loss of a large commercial insurance customer. In addition, we experienced a $40,000 decrease in Service Charges and Other Fees, which was due mainly to a decrease in customer usage of our Bounce protection program and ATM network, and also a reduction in loan late fees related to a change in how we record those fees as income.

NON INTEREST EXPENSE: Non interest expense was $2.8 million for the three month period ended March 31, 2007, a $71,000 or 2.5% decrease from the same period in 2006. The decrease was primarily due to a decrease of $27,000 in Insurance and Brokerage commission expense which was a direct result of the decrease in non interest income related to insurance and brokerage activities. We also experienced a $10,000 decrease in Service Bureau Charges related to change in our core processing system vendor in late 2006. The $39,000 decrease in Other Expenses consisted largely of a decrease in expenses associated with our repossessed assets.

INCOME TAXES: The Company had a federal income tax benefit of $12,000 for the three months ended March 31, 2007 due to tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $107,000 for the same period in 2006.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of March 31, 2007 was $50.3 million, or 31.5% compared to $52.2 million, or 29.5% at December 31, 2006. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of March 31, 2007, the Bank had unused borrowing capacity totaling $24.0 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2007 the Company originated $6.2 million in residential mortgage loans, of which $3.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $8.2 million in originations during the first three months of 2006 of which $5.7 million were retained in portfolio. The Company also originated $5.1 million of commercial loans and $2.6 million of consumer loans in the first three months of 2007 compared to $4.6 million of commercial loans and $3.7 million of consumer loans for the same period in 2006. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 49.8% and 48.4%, commercial loans 36.1% and 37.6% and consumer loans 14.1% and 14.0% at March 31, 2007 and March 31, 2006, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes. At March 31, 2007 deposits funded 63.7% of the Company's total assets compared to 63.0% at December 31, 2006. Certificates of deposit scheduled to mature in less than one year at March 31, 2007 totaled $85.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2007 the Company had $59.7 million in FHLB advances. FHLB borrowings as a percentage of total assets were 22.0% at March 31, 2007 as compared to 15.3% at December 31, 2006. The Company has sufficient available collateral to obtain additional advances of $15.3 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $24.0 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2007 was $34.7 million, or 12.8% of total assets, compared to $35.5 million, or 12.6% of total assets, at December 31, 2006 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2007. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2007:

                                                                     Regulatory              Minimum to be
                                               Actual                  Minimum             Well Capitalized
                                         -------------------    ---------------------   -----------------------
                                         Amount       Ratio      Amount       Ratio      Amount       Ratio
                                         -------     -------    --------     --------   -------       ------
                                                                             Dollars in Thousands

Tangible Capital ( to
        tangible assets)                 $28,053      10.47%    $ 4,019      1.50%      $ 5,359       2.00%
Tier 1 (Core) capital ( to risk -
        weighted assets)                 $28,053      15.19%    $ 7,387      4.00%      $11,080       5.00%
Total risk-based capital ( to risk-
        weighted assets)                 $30,219      16.36%    $14,774      8.00%      $18,467      10.00%
Tier 1 risk-based capital ( to
        tangible assets)                 $28,053      10.47%    $10,718      4.00%      $13,398       6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2007

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

Item 2 -          Unregistered Sales of Equity Securities and Use of Proceeds:

                  (a)  Not applicable

                  (b)  Not applicable

                  (c) On March 15, 2007 the Company announced a share repurchase program authorizing the repurchase of up to 151,750 shares of the Company's outstanding common stock. All repurchases under the Company's share repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when repurchasing its own common shares in the open market. The following table summarizes the Company's share repurchase activity for the three months ended March 31, 2007.

                                                                                  Total Number of
                                                                                 Shares Purchased as        Maximum Number of
                           Total Number of                                         Part of Publicly       Shares that May Yet Be
                               Shares                  Average Price Paid         Announced Plans or       Purchased Under the
       Period                Purchased                     per Share                   Programs             Plans or Programs
---------------------   ------------------------   -------------------------  ------------------------  ---------------------------

1/1/2007 to 1/31/2007                         --                    --                              --                        --
2/1/2007 to 2/28/2007                         --                    --                              --                        --
3/1/2007 to 3/31/2007                     38,600                  9.29                          38,600                   113,150

Total                                     38,600                  9.29                          38,600                   113,150

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

                  Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2007

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

                                By:   /s/ Martin A. Thomson
                                      ----------------------------
                                      Martin A. Thomson

                                      Date: May 15, 2007

                                By: /s/ Amy E. Essex
                                    ------------------------------
                                    Amy E. Essex, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date: May 15, 2007