Form 10QSB
period 2007-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2007-08-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

Common Stock, Par Value $0.01                      Outstanding at August 8, 2007
       (Title of Class)                                   2,883,749 shares

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at
               June 30, 2007 and December 31, 2006.......................     3
            Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 2007 and June 30, 2006..........     4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2007....................     5
            Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2007 and June 30, 2006.....................     6
            Notes to Unaudited Consolidated Financial Statements.........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......    16

ITEM 3 - CONTROLS AND PROCEDURES.........................................    22

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................    23
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    23
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................    23
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    23
ITEM 5 - OTHER INFORMATION...............................................    23
ITEM 6 - EXHIBITS........................................................    24
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           June 30, 2007   December 31, 2006
                                                                           -------------   -----------------
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ........................................   $  3,224,509      $  4,159,833
Overnight deposits with FHLB ...........................................      1,224,152           832,968
                                                                           ------------      ------------
Total cash and cash equivalents ........................................      4,448,661         4,992,801
Securities AFS .........................................................     31,650,388        43,100,430
Securities HTM .........................................................      2,795,000         1,750,000
Loans held for sale ....................................................        226,447            72,000
Loans receivable, net of allowance for loan losses of $2,201,398 and
   $2,079,069 as of June 30, 2007 and December 31, 2006, respectively ..    204,346,405       209,518,068
Foreclosed real estate and other repossessed assets ....................        561,173           475,312
Real estate held for investment ........................................        135,543           135,543
Federal Home Loan Bank stock, at cost ..................................      4,196,900         4,196,900
Premises and equipment .................................................      7,912,082         8,075,238
Accrued interest receivable ............................................      1,814,879         2,138,667
Intangible assets ......................................................      2,341,269         2,589,463
Goodwill ...............................................................      1,396,854         1,396,854
Other assets ...........................................................      2,292,532         2,517,548
                                                                           ------------      ------------
Total assets ...........................................................   $264,118,133      $280,958,824
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...............................................................   $169,520,641      $177,057,993
Advances from borrowers for taxes and insurance ........................        343,473            44,389
Federal Home Loan Bank advances and Note Payable .......................     48,688,395        66,042,134
Borrowings at fair value ...............................................      9,889,000                --
Accrued expenses and other liabilities .................................      1,794,055         2,361,573
                                                                           ------------      ------------
Total liabilities ......................................................    230,235,564       245,506,089
                                                                           ------------      ------------

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,190,999 shares issued) ............................................         31,910            31,910
Additional paid-in capital .............................................     24,293,617        24,261,737
Retained earnings ......................................................     14,144,168        14,576,468
Treasury stock at cost (307,750 and 156,000 shares, respectively) ......     (2,963,918)       (1,565,359)
Unallocated ESOP .......................................................     (1,009,277)       (1,059,130)
Unearned compensation ..................................................       (467,950)         (528,987)
Accumulated other comprehensive loss ...................................       (145,981)         (263,904)
                                                                           ------------      ------------
Total stockholders' equity .............................................     33,882,569        35,452,735
                                                                           ------------      ------------
Total liabilities and stockholders' equity .............................   $264,118,133      $280,958,824
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                          For the Three Months       For the Six Months
                                                             Ended June 30,            Ended June 30,
                                                        -----------------------   -----------------------
                                                           2007         2006         2007         2006
                                                        ----------   ----------   ----------   ----------
                                                              (Unaudited)               (Unaudited)
Interest income:
Interest and fees on loans ..........................   $3,601,249   $3,607,804   $7,187,176   $7,024,417
Interest and dividends on investments ...............      436,514      547,520      946,363    1,109,331
Interest on mortgage-backed securities ..............       22,235       53,014       69,335      107,989
                                                        ----------   ----------   ----------   ----------
Total interest income ...............................    4,059,999    4,208,338    8,202,875    8,241,737
                                                        ----------   ----------   ----------   ----------
Interest expense:
Interest on deposits ................................    1,377,441    1,326,612    2,809,351    2,566,522
Interest on borrowings ..............................      737,095      757,110    1,539,181    1,426,457
                                                        ----------   ----------   ----------   ----------
Total interest expense ..............................    2,114,536    2,083,722    4,348,532    3,992,979
                                                        ----------   ----------   ----------   ----------
Net interest income .................................    1,945,463    2,124,617    3,854,343    4,248,758
Provision for loan losses ...........................      113,351      133,000      198,980      202,500
                                                        ----------   ----------   ----------   ----------
Net interest income after provision for loan
   losses ...........................................    1,832,112    1,991,617    3,655,363    4,046,258
                                                        ----------   ----------   ----------   ----------
Non Interest income:
Service charges and other fees ......................      215,961      283,984      412,975      521,130
Mortgage banking activities .........................      111,547       93,590      199,430      166,393
Gain (loss) on sale of available-for-sale investments           --      (43,565)          --      (43,565)
Net gain (loss) on sale of premises and equipment,
   real estate owned and other repossessed assets ...      (10,585)       1,750      (12,418)       4,006
Other ...............................................       13,409        1,708       25,337       46,928
Net gain on trading activities ......................      176,424           --      166,800           --
Insurance & brokerage commissions ...................      649,179      738,417    1,341,998    1,507,071
                                                        ----------   ----------   ----------   ----------
Total other income ..................................    1,155,934    1,075,884    2,134,123    2,201,963
                                                        ----------   ----------   ----------   ----------
Non interest expenses:
Compensation and employee benefits ..................    1,522,100    1,614,006    3,090,927    3,158,906
SAIF insurance premiums .............................        5,366        6,045       10,866       12,453
Advertising .........................................       44,803       81,623       85,321      132,712
Occupancy ...........................................      376,323      332,806      743,940      702,087
Amortization of intangible assets ...................      123,314      124,880      248,195      249,761
Service bureau charges ..............................       87,640       91,591      163,585      177,872
Insurance & brokerage commission expense ............      233,398      279,133      474,198      547,240
Professional services ...............................       90,627       75,083      170,906      160,418
Other ...............................................      327,667      314,513      612,998      639,373
                                                        ----------   ----------   ----------   ----------
Other expenses ......................................    2,811,238    2,919,681    5,600,937    5,780,823
                                                        ----------   ----------   ----------   ----------
Income before income tax expense ....................      176,808      147,820      188,549      467,398
Income tax (benefit) expense ........................       35,143       49,310       23,150      156,680
                                                        ----------   ----------   ----------   ----------
Net income ..........................................   $  141,665   $   98,510   $  165,400   $  310,718
                                                        ==========   ==========   ==========   ==========
Per share data:
Basic earnings per share ............................   $     0.05   $     0.03   $     0.06   $     0.10
Weighted average number of shares outstanding .......    2,900,329    3,136,545    2,966,449    3,126,700
Diluted earnings per share ..........................   $     0.05   $     0.03   $     0.06   $     0.10
Weighted average number of shares outstanding,
   including dilutive stock options .................    2,899,318    3,137,591    2,965,634    3,127,667
Dividends per common share ..........................   $    0.050   $     0.05   $     0.10   $     0.10

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)


                                                                                                      Accumulated
                                                 Additional                                              Other
                           Common    Treasury     Paid-in      Unearned      Retained   Unallocated  Comprehensive
                           Stock      Stock       Capital    Compensation    Earnings       ESOP         Income        Total
                          -------  -----------  -----------  ------------  -----------  -----------  -------------  -----------
Balance at December 31,
   2006 ................  $31,910  $(1,565,359) $24,284,606   $(551,856)   $14,576,468  $(1,059,130)   $(263,904)   $35,452,735
Cumulative effect of
   change in accounting
   principal (Note 1)...                                                      (303,938)                                (303,938)
Treasury Stock at Cost
   (151,750 shares).....       --   (1,398,559)          --          --             --           --           --     (1,398,559)
Stock Options/Awards
   Expensed.............       --           --       13,008      83,906             --           --           --         96,914
Unallocated ESOP........       --           --       (3,997)         --             --       49,853           --         45,856
Net income for the
   period...............       --           --           --          --        165,400           --           --        165,400
Changes in unrealized
   loss:
   on available-for-sale
   securities (net of
   tax of $60,749)......       --           --           --          --             --           --      117,923        117,923
                                                                                                                    -----------
Total comprehensive
   income...............       --           --           --          --             --           --           --        283,323
Dividends declared......       --           --           --          --       (293,762)          --           --       (293,762)
                          -------  -----------  -----------   ---------    -----------  -----------    ---------    -----------
Balance at June 30,
   2007.................  $31,910  $(2,963,918) $24,293,617   $(467,950)   $14,144,168  $(1,009,277)   $(145,981)   $33,882,569
                          =======  ===========  ===========   =========    ===========  ===========    =========    ===========

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                 2007           2006
                                                                             ------------   -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
Net income ...............................................................   $    165,400   $   310,718
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization .........................................        553,651       515,325
   Provision for loan loss ...............................................        198,980       202,500
   Amortization and accretion on securities ..............................         13,976        45,539
   Loss on sale of securities ............................................             --        43,565
   Net Gain from Trading Activities.......................................       (166,800)           --
   Originations of loans held for sale ...................................     (7,247,856)   (6,790,664)
   Principal amount of loans sold ........................................      7,093,409     6,435,164
   Proceeds from sale of real estate held for sale .......................         74,138       217,666
   Gain on sale of real estate held for investment .......................           (937)     (233,392)
   Loss on sale of premises and equipment ................................         24,076         2,643
   Change in accrued interest receivable .................................        323,788       339,595
   Change in other assets ................................................        320,842       386,940
   Change in accrued expenses and other liabilities.......................       (567,517)     (830,159)
   Stock options/awards expensed .........................................         96,914        39,930
                                                                             ------------   -----------
Net cash provided by operating activities ................................        882,064       685,370
                                                                             ------------   -----------
   Net (increase) decrease in loans ......................................      4,972,683    (8,546,560)
   Proceeds from maturity and sale of available-for-sale securities ......     11,502,911     8,500,237
   Purchase of securities ................................................     (1,045,000)   (1,976,205)
   Purchase of premises and equipment ....................................       (325,439)     (764,293)
                                                                             ------------   -----------
Net cash provided by (used in) investing activities ......................     15,105,155    (2,786,821)
                                                                             ------------   -----------
   Net Increase in deposits ..............................................     (7,537,352)   (2,293,106)
   Dividend paid on common stock .........................................       (293,762)     (310,104)
   ESOP shares committed to be released ..................................         45,856        44,083
   Net increase in advances from borrowers ...............................        299,084       345,396
   Additions to advances from Federal Home Loan Bank and notes payable ...     22,500,000     9,630,000
   Repayments of Federal Home Loan Bank advances and notes payable .......    (30,146,626)   (4,117,288)
   Stock retired .........................................................             --       (60,365)
   Proceeds from exercise of stock options ...............................             --        98,950
   Purchase of treasury shares ...........................................     (1,398,559)   (1,144,199)
                                                                             ------------   -----------
Net cash provided by (used in) financing activities ......................    (16,531,359)    2,193,367
                                                                             ------------   -----------
Net increase (decrease) in cash and cash equivalents .....................       (544,140)       91,916
Cash and cash equivalents at beginning of period .........................      4,992,801     4,779,194
                                                                             ------------   -----------
Cash and cash equivalents at end of period ...............................   $  4,448,661   $ 4,871,110
                                                                             ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .............................   $    165,500   $        --
                                                                             ============   ===========
Cash paid during the period for interest .................................   $  4,381,252   $ 1,933,984
                                                                             ============   ===========

See accompanying notes to the consolidated financial statements.

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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2007, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2006. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of June 30, 2007 would have changed by approximately $205,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2007, we were servicing loans sold to others totaling $134.0 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at June 30, 2007 included the following:

Annual constant prepayment speed (CPR):        10.14%
Weighted average life remaining (in months):     245
Discount rate used:                             8.50%

     At the June 30, 2007 valuation, we calculated the value of our mortgage servicing rights to be $1.4 million and the weighted average life remaining of those rights was 48 months. The book value of our mortgage servicing rights as of June 30, 2007 was $550,000 which was $844,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of June 30, 2007 and December 31, 2006 in accordance with SFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third-party contract, then we may determine to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

     Financial Accounting Standard Number 159 -- The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Calendar-year companies are able to adopt FAS 159 for their first quarter 2007 financial statements.

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

     As a result of the fair value measurement election for these securities, the Company recorded gains in first six months of 2007 of $7,000. The Company has since sold these investments at a gain of $21,000. The Company intends to replace these investments with like investments, which will be recorded at fair value. We believe that the adoption of the standard will have a positive impact on our ability to manage interest rate risk and potentially benefit interest income during the remainder of 2007 as well as future periods.

     The Company also elected the adoption of FAS 159 for $10.0 million in putable Federal Home Loan Bank advances. The initial fair value measurement of the advances resulted in a $320,000 pre-tax, charge to retained earnings. In the first six month of 2007 the Company recorded $139,000 in pre-tax mark-to-market gains related to these advances.

     The above investment securities and advances were chosen for the fair value option based on the desire of the Company to improve its net interest margin and reduce interest rate risk. Subsequent to the adoption of SFAS 159, the Company plans on repositioning its balance sheet by obtaining new investment securities and Federal Home Loan Bank advances that improve overall interest rate margin and mitigate future interest rate risk. The Company anticipates that the replacement of the securities and advances with new instruments will achieve the reduced interest rate risk since they will be better matched in relation to maturity. The new investment securities and advances will both be carried at fair value. The Company anticipates that by the end of the third calendar quarter approximately $8.0 to $10.0 million of securities and advances will be carried at fair value on the balance sheet.

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

                                                 Impact on     Impact on     Impact on
                                                  Retained    Net Income    Net Income
                                                  Earnings   Three Months   Six Months
                                                 Effective       Ended         Ended
       Par Value                                  1/1/2007     6/30/2007     6/30/2007
----------------------                           ---------   ------------   ----------
(dollars in thousands)                                   (dollars in thousands)
        $ 4,856          Investment Securities     ($140)        $ 21          $ 28
        $10,000          FHLB Advances             ($320)        $155          $139
                                                   -----         ----          ----
                         Total                     ($460)        $176          $167
                         Adjusted for Taxes        ($304)        $116          $110

     Financial Accounting Standard Number 157 Fair Value Measurements. In September 2006, FASB issued FAS 157, Fair Value Measurements. This statement establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Upon adoption of FAS 159, the Company concurrently adopted the provisions of FAS 157 as of January 1, 2007. Accordingly, the Company has developed a framework to measure the fair value of financial assets and financial liabilities and expanded disclosures in accordance with the requirements.

     The following information pertains to assets and liabilities measured by fair value on a recurring basis:

                             Change in fair value                    Quoted Prices in    Significant
                Fair Value    recognized in other                     active markets        Other       Significant
                   as of      income for the six     Fair Value as     for Indentical      Observable   Unobservable
                January 1,    month period ended       of June      Assets/Liabilities      Inputs        Inputs
 Description       2007          June 30, 2007         30, 2007          (Level 1)        (Level 2)     (Level 3)
 -----------    ----------   --------------------   -------------   ------------------   -----------   ------------
                                                       (Dollars in thousands)
Investments
accounted for
under FVO         $ 4,864            $ 21               $    0            $    0
FHLB advances     $10,044            $155               $9,889            $9,889

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

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. The adoption of FIN 48 did not have a material effect on the financial position, results of operations, or cash flows.

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

     On June 12, 2007, the Company declared a cash dividend on its common stock, payable on or about July 20, 2007, to shareholders of record as of June 30, 2007, equal to $0.05 per share. The dividend on all shares outstanding totaled $144,187.

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

     During the three months ended June 30, 2007 the Company awarded 5,000 shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     STOCK OPTIONS - A summary of option activity under the Plan during the six months ended June 30, 2007 is presented below:

                                                            Weighted-Average
                                              Weighted-         Remaining
                                               Average      Contractual Term      Aggregate
             Options              Shares   Exercise Price        (Years)       Intrinsic Value
             -------             -------   --------------   ----------------   ---------------
Outstanding at January 1, 2007   204,532       $9.50
Granted                            5,000       $9.07
Exercised                              0         N/A
Forfeited or expired              (8,140)      $9.54
Oustanding at June 30, 2007      201,392       $9.25              8.61             $     0
Exercisable at June 30, 2007      43,712       $9.29              7.30            -$11,802

         A summary of the status of the Company's nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

                                         Weighted-Average
                                            Grant-Date
      Nonvested Shares          Shares      Fair Value
      ----------------         -------   ----------------
Nonvested at January 1, 2007   200,099         $2.11
Granted                          5,000         $2.07
Vested                         (39,359)        $2.10
Forfeited                       (8,140)       -$2.10
Nonvested at June 30, 2007     157,600         $2.11

     As of June 30, 2007 there was $352,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized over a weighted-average period of 4.45 years. The total fair value of shares vested during the six months ended June 30, 2007 was $82,650.

     RESTRICTED STOCK AWARDS - As of June 30, 2007 there was $477,000 of unrecognized compensation cost related to nonvested restricted stock awards under the plan.

NOTE 5 -- COMMITMENTS TO EXTEND CREDIT

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

     At June 30, 2007, the Company had outstanding commitments to originate loans of $39.2 million. These commitments included $7.5 million for permanent one-to-four family dwellings, $10.5 million for non-residential loans, $1.0 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.1 million of undisbursed lines of credit on home equity loans, $1.7 million of unused credit card lines, $6.2 million of unused commercial lines of credit, $2.3 million of undisbursed commercial construction, $275,000 of unused letters of credit and $1.7 million in unused Bounce Protection.

NOTE 6 -- SUBSEQUENT EVENTS

     NONE

NOTE 7 -- SEGMENT REPORTING

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

                                                                  For the Three Months Ended
                                                                        June 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,060   $    5      $  (5)      $  4,060
INTEREST EXPENSE                                            2,118        2         (5)         2,115
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      1,942        3         --          1,945
PROVISION FOR LOAN LOSSES                                     113       --         --            113
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,829        3         --          1,832
OTHER INCOME                                                  499      657         --          1,156
OPERATING EXPENSES                                          2,132      679         --          2,811
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            196      (19)        --            177
FEDERAL INCOME TAX                                             42       (7)        --             35
                                                         --------   ------      -----       --------
NET INCOME                                               $    154   $  (12)     $  --       $    142
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    189   $   86      $  --       $    275
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                      97        7         --            104
                                                         --------   ------      -----       --------
      TOTAL                                              $     97   $    7      $  --       $    104
                                                         ========   ======      =====       ========

                                                                  For the Three Months Ended
                                                                        June 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,209   $    3      $  (3)      $  4,209
INTEREST EXPENSE                                            2,082        5         (3)         2,084
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,127       (2)        --          2,125
PROVISION FOR LOAN LOSSES                                     132       --         --            132
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,995       (2)        --          1,993
OTHER INCOME                                                  336      740         --          1,076
OPERATING EXPENSES                                          2,095      825         --          2,920
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            236      (87)        --            149
FEDERAL INCOME TAX                                             80      (30)        --             50
                                                         --------   ------      -----       --------
NET INCOME                                               $    156   $  (57)     $  --       $     99
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    171   $   86      $  --       $    257
                                                         ========   ======      =====       ========
ASSETS                                                   $280,378   $4,464      $(572)      $284,270
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     456        3         --            459
                                                         --------   ------      -----       --------
      TOTAL                                              $    456   $    3      $  --       $    459
                                                         ========   ======      =====       ========

                                                                   For the Six Months Ended
                                                                        June 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  8,203   $   11      $ (11)      $  8,203
INTEREST EXPENSE                                            4,355        5        (11)         4,349
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      3,848        6         --          3,854
PROVISION FOR LOAN LOSSES                                     199       --         --            199
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       3,649        6         --          3,655
OTHER INCOME                                                  783    1,351         --          2,134
OPERATING EXPENSES                                          4,241    1,360         --          5,601
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            191       (3)        --            188
FEDERAL INCOME TAX                                             24       (1)        --             23
                                                         --------   ------      -----       --------
NET INCOME                                               $    167   $   (2)     $  --       $    165
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    382   $  172      $  --       $    554
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     144       23         --            167
                                                         --------   ------      -----       --------
      TOTAL                                              $    144   $   23      $  --       $    167
                                                         ========   ======      =====       ========

                                                                   For the Six Months Ended
                                                                        June 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  8,242   $    7      $  (7)      $  8,242
INTEREST EXPENSE                                            3,990       10         (7)         3,993
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      4,252       (3)        --          4,249
PROVISION FOR LOAN LOSSES                                     202       --         --            202
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       4,050       (3)        --          4,047
OTHER INCOME                                                  692    1,510         --          2,202
OPERATING EXPENSES                                          4,334    1,447         --          5,781
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            408       60         --            468
FEDERAL INCOME TAX                                            137       20         --            157
                                                         --------   ------      -----       --------
NET INCOME                                               $    271   $   40      $  --       $    311
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    343   $  172      $  --       $    515
                                                         ========   ======      =====       ========
ASSETS                                                   $280,378   $4,464      $(572)      $284,270
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     748       21         --            769
                                                         --------   ------      -----       --------
      TOTAL                                              $    748   $   21      $  --       $    769
                                                         ========   ======      =====       ========


                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2007 and December 31, 2006, and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended June 30, 2007, the Company's earnings were $141,700, or $0.05 per basic and diluted share, compared to earnings of $98,500, or $0.03 per basic and diluted share, for the year earlier period, an increase of $43,200.

     Total assets decreased by $16.8 million, or 6.0% from December 31, 2006 to June 30, 2007. Investment securities available for sale decreased by $11.4 million from December 31, 2006 to June 30, 2007. Net loans receivable decreased $5.2 million during the six months ended June 30, 2007. Total deposits decreased $7.5 million, or 4.3% from December 31, 2006 to June 30, 2007. Federal Home Loan Bank advances decreased by $17.4 million from December 31, 2006 to June 30, 2007, which included a reclassification of $10.3 million to a trading account as part of our early adoption of FAS 159. Equity decreased by $1.6 million, or 4.4% from December 31, 2006 to June 30, 2007.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $16.8 million, or 6.0%, to $264.1 million at June 30, 2007 from $280.9 million at December 31, 2006. Investment securities available for sale decreased $11.5 million, or 26.6% from December 31, 2006 to June 30, 2007, due to the maturity of $6.6 million in AFS investment securities during the six months ended June 30, 2007, the proceeds of which were used to pay-down high-cost FHLB advances, and due to the reclassification of $4.7 million in AFS securities to trading securities in connection with our early adoption of FAS 159 effective January 1, 2007. As noted above, the trading securities were subsequently sold during the quarter ended June 30, 2007. Net loans receivable decreased $5.2 million, or 2.5%, to $204.3 million at June 30, 2007 from $209.5 million at December 31, 2006. The decrease in net loans was attributable primarily to the payoff of a few large commercial loans.

LIABILITIES: Deposits decreased $7.5 million, or 4.3%, to $169.5 million at June 30, 2007 from $177.1 million at December 31, 2006. The decrease was primarily in certificate of deposit balances, reflecting continued competition for deposits and increased pressure on market deposit rates. Total FHLB advances decreased $7.4 million to $57.5 million at June 30, 2007 from December 31, 2006 due to the maturity and sale of investment securities, the proceeds of which were used to pay down advances. At January 1, 2007 we reclassified $10.3 million in FHLB advances to a trading account in connection with our early adoption of FAS 159.

EQUITY: Stockholders' equity decreased to $33.9 million at June 30, 2007 from $35.5 million at December 31, 2006, a decline of $1.6 million. During the three months ended June 30, 2007, the Company repurchased 113,150 shares of its common stock at a total cost of $1,040,073, concluding its stock repurchase program which was announced and commenced in March 2007. As a result of this program, the Company repurchased a total of 151,750 shares at a total cost of $1,398,558. Dividends were $144,000 and $294,000 for the three and six months ended June 30, 2007, respectively. As mentioned in the previous quarter, the Company chose to restructure its balance sheet through an early adoption of FAS 159, resulting in a $461,000 one-time cumulative-effect adjustment to retained earnings during the quarter ended March 31, 2007. The unrealized loss on available for sale securities, net of tax, was $146,000 at June 30, 2007 as compared to $264,000 at December 31, 2006, an improvement of $118,000. The cumulative loss in value on securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

GENERAL: Net income increased by $43,200 to $141,700 for the three months ended June 30, 2007 from $98,500 for the same period ended June 30, 2006.

INTEREST INCOME: Interest income decreased to $4.1 million for the three months ended June 30, 2007 from $4.2 million for the year earlier period, due mainly to a decrease of $20.4 million in the average balance of interest-earnings assets to $248.1 million for the three month period ended June 30, 2007 from $268.5 million for the three month period ended June 30, 2006. This was partially offset by an increase in the yield on interest earning assets of 28 basis points to 6.56% three month period over three month period.

INTEREST EXPENSE: Interest expense increased to $2.1 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The increase in interest expense for the three month period was due primarily to an increase in the cost of our certificates of deposits. The cost of these deposits increased from 3.94% from the three months ended June 30, 2006 to 4.50% for the three months ended June 30, 2007 as lower costing deposits matured and were re-priced at a higher rate, reflecting continued upward market pressure on deposit rates. In addition, the cost of our FHLB advances increased 3 basis points from 4.88% for the three months ended June 30, 2006 to 4.91% for the three months ended June 30, 2007.

NET INTEREST INCOME: Net interest income decreased to $1.9 million for the three month period ended June 30, 2007 compared to $2.1 million for the same period in 2006. For the three months ended June 30, 2007, average interest-earning assets decreased $20.4 million, or 7.7%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $17.9 million, or 7.5%, to $218.9 million for the quarter ended June 30, 2007 from $236.7 million for the quarter ended June 30, 2006. The yield on average interest-earning assets increased to 6.56% for the three month period ended June 30, 2007 from 6.28% for the same period ended in 2006 while the cost of average interest-bearing liabilities increased to 3.86% from 3.51% for the three month periods ended June 30, 2007 and 2006, respectively. The net interest margin decreased to 3.15% for the three month period ended June 30, 2007 from 3.18% for same period in 2006.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $113,400 for the three month period ended June 30, 2007 and $133,000 for the comparable period in 2006. Although the provision for loan loss was moderately lower in the quarter ended June 30, 2007 than in the year earlier period, the Company does continue to experience a high level of classified assets due to the current somewhat weak economic conditions in the northern Michigan market as well as declining real estate values. Classified assets are monitored quarterly and the loan loss reserve is adjusted as needed to reflect any changes in the status of classified assets.

NON INTEREST INCOME: Non interest income increased from $1.1 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007, primarily due to the gain on trading activities associated with our early adoption of FAS 159, partially offset by decreases in insurance brokerage income and service charges and other fees.

NON INTEREST EXPENSE: Non interest expense decreased from $2.9 million for the three months ended June 30, 2006 to $2.8 million for the three months ended June 30, 2007. The decreases period over period were mainly the result of a reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense.

INCOME TAXES: The Company had a federal income tax expense of $35,100 for the three months ended June 30, 2007 due to tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $49,300 for the same period in 2006. Effective for tax years beginning on or after January 1, 2008, the State of Michigan has repealed the Single Business Tax and replaced it with the Michigan Business Tax. This change is not expected to materially impact the Company's earnings.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

GENERAL: Net income decreased by $145,000 to $165,400 for the six months ended June 30, 2007 from $310,700 for the same period ended June 30, 2006.

INTEREST INCOME: Interest income remained stable six month period over six month period, despite a decrease in the average balance of interest-earning assets of $12.9 million to $253.9 million from the six month period ended June 30, 2006 from the six month period ended June 30, 2007. This was attributable to an increase in yield on interest earning assets of 29 basis points to 6.49% six month period over six month period. Notably, the yield on mortgage loans increased 10 basis points six month period over six month period to 6.19% over an average balance of $103.2 million while the yield on investment securities increased 53 basis points to 4.51% over an average balance of $35.3 million.

INTEREST EXPENSE: Interest expense for the six months ended June 30, 2007 increased to $4.3 million from $4.0 million for the six months ended June 30, 2006. The increase in interest expense for the six month period was due primarily to an increase in the cost of our certificates of deposit. The cost of these deposits increased from 3.82% for the six months ended June 30, 2006 to 4.51% for the six months ended June 30, 2007, as lower costing deposits matured and were re-priced at a higher rate, reflecting continued upward market pressure on deposit rates. In addition, the cost of our FHLB advances increased 20 basis points from 4.80% for the six months ended June 30, 2006 to 5.00% for the six months ended June 30, 2007.

NET INTEREST INCOME: Net interest income decreased to $394,000 for the six month period ended June 30, 2007 compared to the same period in 2006. For the six months ended June 30, 2007, average interest-earning assets decreased $12.9 million, or 4.8%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $11.1 million, or 4.7%, to $224.3 million for the six month period ended June 30, 2007 from $235.4 million for the six month period ended June 30, 2006. The yield on average interest-earning assets increased to 6.49% for the six month period ended June 30, 2007 from 6.20% for the same period ended in 2006 while the cost of average interest-bearing liabilities increased to 3.90% from 3.40% for the six month periods ended June 30, 2007 and 2006, respectively. The net interest margin decreased to 3.05% for the six month period ended June 30, 2007 from 3.20% for same period in 2006.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                          JUNE 30,   DECEMBER 31,
                                                            2007         2006
                                                          --------   ------------
                                                           (Dollars in thousands)
Total non-accrual loans ...............................    $3,885       $2,490
                                                           ------       ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential ....................       231          645
   Other real estate loans ............................        40          221
   Consumer/Commercial ................................       681          624
                                                           ------       ------
      Total accrual loans delinquent 90 days or more ..    $  952       $1,490
                                                           ------       ------
Total nonperforming loans (1) .........................     4,837        3,980
Total real estate owned-residential mortgages (2) .....       483          437
Total real estate owned-Consumer and other (2) ........        78           38
                                                           ======       ======
Total nonperforming assets ............................    $5,398       $4,455
                                                           ======       ======
Total nonperforming loans to loans receivable .........      2.34%        1.90%
Total nonperforming assets to total assets ............      2.04%        1.59%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $198,900 for the six month period ended June 30, 2007 and $202,500 for the comparable period in 2006. The ratio of nonperforming loans to total loans was 2.34% and 1.90% at June 30, 2007 and December 31, 2006, respectively As a percent of total assets, nonperforming loans increased to 2.04% at June 30, 2007 from 1.59% at December 31, 2006. Total nonperforming assets increased to $5.4 million at June 30, 2007 from $4.5 million at December 31, 2006.

NON INTEREST INCOME: Non interest income decreased from $2.2 million for the six months ended June 30, 2006 to $2.1 million for the six months ended June 30, 2007. The decrease was primarily in the areas of insurance brokerage commission and service charges and other fees, offset by a gain on trading activities during the six months ended June 30, 2007.

NON INTEREST EXPENSE: Non interest expense decreased from $5.8 million for the six months ended June 30, 2006 to $5.6 million for the six months ended June 30, 2007. The decrease period over period was mainly the result of a reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense.

INCOME TAXES: The Company had a federal income tax expense of $23,100 for the six months ended June 30, 2007 due to tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $156,700 for the same period in 2006.

LIQUIDITY

The Company's current liquidity position is expected to be more than adequate to fund expected asset growth. The Company's primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments, prepayments on loans and mortgage-backed and investment securities and sale of long-term fixed-rate mortgages into the secondary market. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows, mortgage prepayments and sale of mortgage loans into the secondary market are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the

OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of June 30, 2007 was $49.5 million, or 30.5% compared to $52.2 million, or 29.5% at December 31, 2006. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of June 30, 2007, the Bank had unused borrowing capacity totaling $25.8 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2007 the Company originated $12.1 million in residential mortgage loans, of which $7.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $17.2 million in originations during the first six months of 2007 of which $10.0 million were retained in portfolio. The Company also originated $14.9 million of commercial loans and $5.2 million of consumer loans in the first six months of 2007 compared to $12.6 million of commercial loans and $8.3 million of consumer loans for the same period in 2006. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 49.5% and 40.4%, commercial loans 36.1% and 37.6% and consumer loans 14.4% and 14.0% at June 30, 2007 and June 30, 2006, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2007 deposits funded 64.2% of the Company's total assets compared to 63.0% at December 31, 2006. Certificates of deposit scheduled to mature in less than one year at June 30, 2007 totaled $80.8 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2007 the Company had $57.5 million in FHLB advances. FHLB borrowings as a percentage of total assets were 21.8% at June 30, 2007 as compared to 15.3% at December 31, 2006. The Company has sufficient available collateral to obtain additional advances of $16.3 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $25.8 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2007 was $33.9 million, or 12.8% of total assets, compared to $35.5 million, or 12.6% of total assets, at December 31, 2006 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2007. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2007:

                                                      Regulatory       Minimum to be
                                      Actual           Minimum       Well Capitalized
                                 ---------------   ---------------   ----------------
                                  Amount   Ratio    Amount   Ratio    Amount   Ratio
                                 -------   -----   -------   -----   -------   -----
                                       Dollars in Thousands
Tier 1 (Core) capital
   (to risk - weighted assets)   $28,435   10.93%  $10,410   4.00%   $13,012    5.00%
Total risk-based capital
   (to risk - weighted assets)   $30,704   16.55%  $14,844   8.00%   $18,555   10.00%
Tier 1 risk-based capital
   (to tangible assets)          $28,435   15.32%  $ 7,422   4.00%   $11,133    6.00%
Tangible Capital
   (to tangible assets)          $28,435   10.93%  $ 3,904   1.50%   $ 5,205    2.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2007

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings:

         There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

         (a)   Not applicable

         (b)   Not applicable

         (c) On March 15, 2007 the Company announced a share repurchase program authorizing the repurchase of up to 151,750 shares of the Company's outstanding common stock. All repurchases under the Company's share repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when repurchasing its own common shares in the open market. The following table summarizes the Company's share repurchase activity for the three months ended June 30, 2007.

                                                                       Total Number of
                                                                     Shares Purchased as      Maximum Number of
                                                                       Part of Publicly    Shares that May Yet Be
                             Total Number of    Average Price Paid    Announced Plans or     Purchased Under the
         Period              Shares Purchased        per Share             Programs           Plans or Programs
--------------------------   ----------------   ------------------   -------------------   ----------------------
4/1/2007 to 4/30/2007          113,150                 9.19                   --                     --
5/1/2007 to 5/31/2007               --                   --                   --                     --
6/1/2007 to 6/30/2007               --                   --                   --                     --

Total                          113,150                 9.19                   --                     --

Item 3 - Defaults upon Senior Securities: Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders:

         The annual meeting of the shareholders of the Company was held on May 17, 2006. The results of the vote were as follows:

         1. The following individual was elected as director for a three (3) year term:

                   Votes For   Votes Withheld
                   ---------   --------------
Keith D. Wallace   2,032,171      591,957

         2. The ratification of the appointment of Plante & Moran, PLLC as independent auditors of the Company for the fiscal year ending December 31, 2007:

                      For      Against   Abstain
                   ---------   -------   -------
Number of Votes    2,489,561   111,358    23,209

Item 5 - Other Information: Not applicable

Item 6 - Exhibits

         Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2007

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.


                                By: /s/ Martin A. Thomson
                                    --------------------------------------------
                                    Martin A. Thomson
                                    Chief Executive Officer

                                Date: August 14, 2007


                                By: /s/ Amy E. Essex
                                    --------------------------------------------
                                    Amy E. Essex, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Date: August 14, 2007