Form 10QSB
period 2007-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2007-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---      ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X .
                                                ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                   Outstanding at November 14, 2007
-----------------------------                   --------------------------------
       (Title of Class)                                 2,884,924 shares

Transitional Small Business Disclosure Format: Yes       No  X .
                                                   ---      ---

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at September 30, 2007 and
               December 31, 2006.........................................     3
            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2007 and September 30, 2006....     4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2007..............     5
            Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2007 and September 30, 2006...........     6
            Notes to Unaudited Consolidated Financial Statements.........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION............................................    16

ITEM 3 - CONTROLS AND PROCEDURES.........................................    22

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...............................................    23
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    23
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................    23
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    23
ITEM 5 - OTHER INFORMATION...............................................    23
ITEM 6 - EXHIBITS........................................................    23


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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                  September 30,   December 31,
                                                                                      2007            2006
                                                                                  -------------   ------------
                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ...............................................   $  2,585,836    $  4,159,833
Overnight deposits with FHLB ..................................................        600,330         832,968
                                                                                  ------------    ------------
Total cash and cash equivalents ...............................................      3,186,166       4,992,801
Securities AFS ................................................................     27,767,690      43,100,430
Securities HTM ................................................................      2,795,000       1,750,000
Loans held for sale ...........................................................             --          72,000
Loans receivable, net of allowance for loan losses of $2,197,253 and
   $2,079,069 as of September 30, 2007 and December 31, 2006, respectively ....    207,542,822     209,518,068
Foreclosed real estate and other repossessed assets ...........................      1,055,750         475,312
Real estate held for investment ...............................................        135,543         135,543
Federal Home Loan Bank stock, at cost .........................................      4,196,900       4,196,900
Premises and equipment ........................................................      7,797,019       8,075,238
Accrued interest receivable ...................................................      2,044,334       2,138,667
Intangible assets .............................................................      2,218,738       2,589,463
Goodwill ......................................................................      1,396,854       1,396,854
Other assets ..................................................................      2,386,836       2,517,548
                                                                                  ------------    ------------
Total assets ..................................................................   $262,523,652    $280,958,824
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ......................................................................   $166,590,112    $177,057,993
Advances from borrowers for taxes and insurance ...............................         92,384          44,389
Federal Home Loan Bank advances and Note Payable ..............................     60,068,395      66,042,134
Accrued expenses and other liabilities ........................................      1,945,190       2,361,573
                                                                                  ------------    ------------
Total liabilities .............................................................    228,696,081     245,506,089
                                                                                  ------------    ------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,191,999 and 3,190,999 shares issued, respectively) .......................         31,920          31,910
Additional paid-in capital ....................................................     24,313,129      24,261,737
Retained earnings .............................................................     13,901,485      14,576,468
Treasury stock at cost (307,750 and 156,000 shares, respectively) .............     (2,963,918)     (1,565,359)
Unallocated ESOP ..............................................................       (986,560)     (1,059,130)
Unearned compensation .........................................................       (445,477)       (528,987)
Accumulated other comprehensive loss ..........................................        (23,008)       (263,904)
                                                                                  ------------    ------------
Total stockholders' equity ....................................................     33,827,571      35,452,735
                                                                                  ------------    ------------
Total liabilities and stockholders' equity ....................................   $262,523,652    $280,958,824
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                            For the Three Months       For the Nine Months
                                                             Ended September 30,       Ended September 30,
                                                          -----------------------   -------------------------
                                                             2007         2006         2007           2006
                                                          ----------   ----------   -----------   -----------
                                                               (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ............................   $3,709,722   $4,045,724   $10,896,898   $11,070,141
Interest and dividends on investments .................      416,676      508,482     1,363,039     1,617,813
Interest on mortgage-backed securities ................       13,395       48,621        82,730       156,610
                                                          ----------   ----------   -----------   -----------
Total interest income .................................    4,139,793    4,602,827    12,342,667    12,844,564
                                                          ----------   ----------   -----------   -----------

Interest expense:
Interest on deposits ..................................    1,391,569    1,426,972     4,200,920     3,993,494
Interest on borrowings ................................      708,554      826,375     2,247,734     2,252,832
                                                          ----------   ----------   -----------   -----------
Total interest expense ................................    2,100,123    2,253,347     6,448,654     6,246,326
                                                          ----------   ----------   -----------   -----------

Net interest income ...................................    2,039,670    2,349,480     5,894,013     6,598,238
Provision for loan losses .............................      110,957      216,357       309,937       418,857
                                                          ----------   ----------   -----------   -----------
Net interest income after provision for loan losses ...    1,928,713    2,133,123     5,584,076     6,179,381
                                                          ----------   ----------   -----------   -----------

Non Interest income:
Service charges and other fees ........................      236,870      280,096       649,844       801,226
Mortgage banking activities ...........................       77,673       72,779       277,104       239,172
Loss on sale of available-for-sale investments ........           --           --            --       (43,565)
Net loss on sale of premises and equipment,
   real estate owned and other repossessed assets .....       (6,691)      (6,971)      (19,109)       (2,965)
Other .................................................       12,756       32,863        38,094        79,791
Net loss on trading activities ........................     (282,354)          --      (115,554)           --
Insurance & brokerage commissions .....................      701,520      712,119     2,043,519     2,219,190
                                                          ----------   ----------   -----------   -----------
Total other income ....................................      739,774    1,090,886     2,873,898     3,292,849
                                                          ----------   ----------   -----------   -----------

Non interest expenses:
Compensation and employee benefits ....................    1,560,340    1,518,219     4,651,267     4,677,125
SAIF insurance premiums ...............................        5,070        5,877        15,936        18,330
Advertising ...........................................       75,301       64,924       160,623       197,636
Occupancy .............................................      358,052      326,637     1,101,993     1,028,724
Amortization of intangible assets .....................      122,531      124,881       370,725       374,642
Service bureau charges ................................       73,593       93,970       237,178       271,842
Insurance & brokerage commission expense ..............      245,193      252,757       719,391       799,997
Professional services .................................       76,537       38,134       247,443       198,552
Other .................................................      335,954      309,680       948,952       949,054
                                                          ----------   ----------   -----------   -----------
Other expenses ........................................    2,852,571    2,735,079     8,453,508     8,515,902
                                                          ----------   ----------   -----------   -----------

Income before income tax expense ......................     (184,084)     488,930         4,466       956,328
Income tax (benefit) expense ..........................      (85,614)     163,275       (62,464)      319,955
                                                          ----------   ----------   -----------   -----------
Net income ............................................   $  (98,470)  $  325,655   $    66,930   $   636,373
                                                          ==========   ==========   ===========   ===========

Per share data:

Basic earnings per share ..............................   $    (0.03)  $     0.11   $      0.02   $      0.21
Weighted average number of shares outstanding .........    2,884,010    3,039,173     2,938,665     3,097,204
Diluted earnings per share ............................   $    (0.03)  $     0.11   $      0.02   $      0.21

Weighted average number of shares outstanding,
   including dilutive stock options ...................    2,921,131    3,040,130     2,976,264     3,098,168

Dividends per common share ............................   $     0.05   $     0.05   $      0.15   $      0.15

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                       Accumulated
                                                  Additional                                              Other
                            Common    Treasury     Paid-in      Unearned      Retained   Unallocated  Comprehensive
                            Stock       Stock      Capital    Compensation    Earnings      ESOP         Income         Total
                           -------  -----------  -----------  ------------  -----------  -----------  -------------  -----------
Balance at December
   31, 2006 .............  $31,910  $(1,565,359) $24,284,606   $(551,856)   $14,576,468  $(1,059,130)   $(263,904)   $35,452,735
Cumulative effect of
   change in accounting
   principal (Note 1) ...       --           --           --          --       (303,938)          --           --       (303,938)
Treasury Stock at Cost
   (151,750 shares) .....       --   (1,398,559)          --          --             --           --           --     (1,398,559)
Stock Options/Awards
   Expensed .............       --           --       26,798     114,424             --           --           --        141,222
MRP shares awarded
   (1,500 shares) .......       15           --       12,855     (12,870)            --           --           --             --
MRP shares forfeited
   (500 shares) .........       (5)          --       (4,820)      4,825             --           --           --             --
Unallocated ESOP ........       --           --       (6,310)         --             --       72,570           --         66,260
Net income for the
   period ...............       --           --           --          --         66,930           --           --         66,930
Changes in unrealized
   loss:
   on available-
   for-sale securities
   (net of tax of
   $124,098) ............       --           --           --          --             --           --      240,896        240,896
                                                                                                                     -----------
Total comprehensive
   income ...............       --           --           --          --             --           --           --        307,826
Dividends declared ......       --           --           --          --       (437,975)          --           --       (437,975)
                           -------  -----------  -----------   ---------    -----------  -----------    ---------    -----------
Balance at September
   30, 2007 .............  $31,920  $(2,963,918) $24,313,129   $(445,477)   $13,901,485  $  (986,560)   $ (23,008)   $33,827,571
                           =======  ===========  ===========   =========    ===========  ===========    =========    ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2007           2006
                                                                             ------------   ------------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net income ...............................................................   $     66,930   $    636,373
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization .........................................        825,067        778,455
   Provision for loan loss ...............................................        309,937        418,857
   Amortization and accretion on securities ..............................          8,834         64,961
   Loss on sale of securities ............................................             --         43,565
   Net loss from trading activities ......................................        115,554             --
   Originations of loans held for sale ...................................    (10,595,936)   (10,484,134)
   Principal amount of loans sold ........................................     10,667,936     10,093,134
   Proceeds from sale of real estate held for sale .......................         74,138        912,590
   Gain on sale of real estate held for investment .......................           (937)        (1,412)
   Loss on sale of premises and equipment ................................         23,041          3,309
   Change in accrued interest receivable .................................         94,333       (439,117)
   Change in other assets ................................................        163,189        553,231
   Change in accrued expenses and other liabilities ......................       (416,383)      (532,194)
   Stock options/awards expensed .........................................        141,222         95,051
                                                                             ------------   ------------
Net cash provided by operating activities ................................      1,476,925      2,142,669
                                                                             ------------   ------------
   Net (increase) decrease in loans ......................................      1,665,309    (10,800,355)
   Proceeds from maturity and sale of available-for-sale securities ......     15,577,074      8,801,285
   Purchase of securities ................................................     (1,045,000)    (1,976,205)
   Proceeds from sale of Federal Home Loan Bank stock ....................             --        403,500
   Purchase of premises and equipment ....................................       (852,803)    (1,771,725)
                                                                             ------------   ------------
Net cash provided by (used in) investing activities ......................     15,344,580     (5,343,500)
                                                                             ------------   ------------
   Net decrease in deposits ..............................................    (10,467,881)    (7,552,624)
   Dividend paid on common stock .........................................       (437,975)      (461,854)
   ESOP shares committed to be released ..................................         66,260         63,711
   Net increase in advances from borrowers ...............................         47,995        166,389
   Additions to advances  from Federal Home Loan Bank and notes payable ..     30,500,000     19,240,000
   Repayments of Federal Home Loan Bank advances and notes payable .......    (36,937,980)    (6,617,288)
   Stock retired .........................................................             --        (60,365)
   Proceeds from exercise of stock options ...............................             --         98,950
   Purchase of treasury shares ...........................................     (1,398,559)    (1,565,359)
                                                                             ------------   ------------
Net cash provided by (used in) financing activities ......................    (18,628,140)     3,311,560
                                                                             ------------   ------------
   Net increase (decrease) in cash and cash equivalents ..................     (1,806,635)       110,729
   Cash and cash equivalents at beginning of period ......................      4,992,801      4,779,194
                                                                             ------------   ------------
   Cash and cash equivalents at end of period ............................   $  3,186,166   $  4,889,923
                                                                             ============   ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes ..........................   $     25,000   $    363,790
                                                                             ============   ============
   Cash paid during the period for interest ..............................   $  6,580,063   $  6,193,470
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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2007, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2006. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of September 30, 2007 would have changed by approximately $213,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2007, we were servicing loans sold to others totaling $132.1 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at September 30, 2007 included the following:

Annual constant prepayment speed (CPR):        11.48%
Weighted average life remaining (in months):     243
Discount rate used:                             9.00%

     At the September 30, 2007 valuation, we calculated the value of our mortgage servicing rights to be $1.3 million and the weighted average life remaining of those rights was 46 months. The book value of our mortgage servicing rights as of September 30, 2007 was $513,000 which was $764,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     Goodwill is not amortized. The impairment test of goodwill and identified intangible assets that have an indefinite useful life, performed as of September 30, 2007 and December 31, 2006 in accordance with SSFAS No. 142, did not indicate that an impairment charge was required. If, through testing, we determine that there is impairment based, for example, on significant runoff of the customer list or material changes to the third-party contract, then we may determine to reduce the recorded value of those intangible assets, which would increase expense and reduce our earnings.

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

     Financial Accounting Standard Number 159 - The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Calendar-year companies are able to adopt SFAS 159 for their first quarter 2007 financial statements.

     The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

     The Company early adopted SFAS 159 and SFAS 157 (discussed below) as of January 1, 2007. Upon adoption of SFAS 159, the Company selected the fair value measurement option for various existing financial assets, including certain "available-for-sale" securities and putable FHLB advances.

     The available-for-sale securities totaled $4.9 million and represented 10.9% of the Company's securities portfolio. The initial fair value measurement of the securities elected for SFAS 159 resulted in a $140,000 pre-tax cumulative-effect adjustment recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS 159, this one-time charge will not be recognized in current earnings.

     As a result of the fair value measurement election for these securities, the Company recorded gains in the first nine months of 2007 of $28,000. The Company has since sold these investments. The Company had originally intended to replace these investments with similiar investments, which were to be recorded at fair value. Our initial assessment was that the adoption of SFAS 159 would have a positive impact on our ability to manage interest rate risk and potentially benefit interest income during the remainder of 2007 as well as future periods.

     The Company also elected the adoption of SFAS 159 for $10.0 million in putable Federal Home Loan Bank advances. The initial fair value measurement of the advances resulted in a $320,000 pre-tax, charge to retained earnings. In the first nine months of 2007 the Company recorded $144,000 in pre-tax mark-to-market losses related to these advances.

     The above investment securities and advances were chosen for the fair value option based on the desire of the Company to improve its net interest margin and reduce interest rate risk. Subsequent to the adoption of SSFAS 159, the Company had planned on repositioning its balance sheet by obtaining new investment securities and Federal Home Loan Bank advances that improve overall interest rate margin and mitigate future interest rate risk. The Company has since determined that the election of SFAS 159 did not provide the balance sheet management opportunities that were initially anticipated. As of September 30, 2007 the Company no longer has any assets or liabilities carried at fair value and it does not intend to adopt SFAS 159 for eligible financial assets and liabilities in the future.

     The following table represents all items in which the fair value option was elected as of January 1, 2007 and the impact on the financial statements.

                                                 Impact on    Impact on      Impact on
                                                  Retained    Net Income    Net Income
                                                  Earnings   Three Months   Nine Months
                                                 Effective      Ended          Ended
      Par Value                                   1/1/2007     9/30/2007     9/30/2007
      ---------                                  ---------   ------------   -----------
(dollars in thousands)                                   (dollars in thousands)
               $ 4,856   Investment Securities     ($140)      $    0         $   28
               $10,000   FHLB Advances             ($320)       ($282)         ($144)
                                                   -----       ------         ------
                         Total                     ($460)       ($282)         ($116)
                         Adjusted for Taxes        ($304)       ($186)          ($77)

     Financial Accounting Standard Number 157 Fair Value Measurements. In September 2006, SFASB issued SFAS 157, Fair Value Measurements. This statement establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Upon adoption of SFAS 159, the Company concurrently adopted the provisions of SFAS 157 as of January 1, 2007. Accordingly, the Company has developed a framework to measure the fair value of financial assets and financial liabilities and expanded disclosures in accordance with the requirements.

     The following information pertains to assets and liabilities measured by fair value on a recurring basis:

                             Change in fair value                    Quoted Prices in    Significant
                Fair Value    recognized in other   Fair Value as     active markets        Other      Significant
                   as of      income for the nine         of          for Indentical     Observable    Unobservable
                January 1,    month period ended    September 30,   Assets/Liabilities     Inputs         Inputs
Description        2007       September 30, 2007         2007           (Level 1)         (Level 2)     (Level 3)
-----------     ----------   --------------------   -------------   ------------------   -----------   ------------
                                                       (Dollars in thousands)
Investments
   accounted
   for under
   FVO            $ 4,864            $   28               $0                $0
FHLB advances     $10,000             ($144)              $0                $0

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 was adopted by the Company on January 1, 2007 as required by the statement. The adoption of SFAS 156 did not have a material effect on the financial position, results of operations, or cash flows.

     In July 2006, the FASB issued SFASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. The adoption of FIN 48 did not have a material effect on the financial position, results of operations, or cash flows.

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

     On September 18, 2007, the Company declared a cash dividend on its common stock, payable on or about October 19, 2007, to shareholders of record as of September 30, 2007, equal to $0.05 per share. The dividend on all shares outstanding totaled $144,212.

NOTE 4--1996 STOCK OPTION PLAN, 1996 RECOGNITION AND RETENTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SSFAS) No. 123 (Revised) "Shareholder Based Payments", which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company's 2005 stock offering and related second-step conversion). The Company's 2006 Stock-Based Incentive Plan (the "2006 Plan"), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

     During the three months ended September 30, 2007 the Company awarded 500 shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     STOCK OPTIONS - A summary of option activity under the Plan during the nine months ended September 30, 2007 is presented below:

                                                Weighted-          Remaining
                                                 Average       Contractual Term     Aggregate
             Options                 Shares   Exercise Price       (Years)        Intrinsic Value
             -------                -------   --------------   ----------------   ---------------
Outstanding at January 1, 2007      204,532        $9.50
Granted                               6,200        $8.79
Exercised                                 0          N/A
Forfeited or expired                 (9,390)       $9.54
Oustanding at September 30, 2007    201,342        $9.48              8.76            $     0
Exercisable at September 30, 2007    43,462        $9.29              7.30           -$54,762

     As of September 30, 2007 there was $263,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized over a weighted-average period of 3.67 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $0.

     RESTRICTED STOCK AWARDS - As of September 30, 2007 there was $453,000 of unrecognized compensation cost related to nonvested restricted stock awards under the plan.

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

     At September 30, 2007, the Company had outstanding commitments to originate loans of $30.4 million. These commitments included $9.2 million for permanent one-to-four family dwellings, $4.1 million for non-residential loans, $665,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $8.3 million of undisbursed lines of credit on home equity loans, $589,000 of unused credit card lines, $4.4 million of unused commercial lines of credit, $1.3 million of undisbursed commercial construction, $5,000 of unused Letters of Credit and $1.8 million in unused Bounce Protection.

NOTE 6 - SUBSEQUENT EVENTS

     Following a management evaluation of the Company's operations from both a financial and customer service perspective, the Board of Directors approved the closure of the Company's branch office in Mancelona, Michigan effective February 1, 2008. The branch accounts for about 2.6% of the Company's deposits. Management believes that a majority of the deposits will not be retained by the Company, and has factored this into its analysis. The Company owns and intends to sell this branch facility. Management believes the costs to exit this market, including any impairment on fixed and intangible assets, will not exceed $25,000.

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

                                                      For the Three Months Ended
                                                          September 30, 2007
                                                        (Dollars in Thousands)
                                             -------------------------------------------
                                               Bank       ICA    Eliminations     Total
                                             --------   ------   ------------   --------
INTEREST INCOME                              $  4,140   $   11       $ (11)     $  4,140
INTEREST EXPENSE                                2,108        3         (11)        2,100
                                             --------   ------       -----      --------
NET INTEREST INCOME - Before provision for
   loan losses                                  2,032        8          --         2,040
PROVISION FOR LOAN LOSSES                         111       --          --           111
                                             --------   ------       -----      --------
NET INTEREST INCOME - After provision for
   loan losses                                  1,921        8          --         1,929
OTHER INCOME                                       28      712          --           740
OPERATING EXPENSES                              2,200      653          --         2,853
                                             --------   ------       -----      --------
INCOME - Before federal income tax               (251)      67          --          (184)
FEDERAL INCOME TAX                               (109)      23          --           (86)
                                             --------   ------       -----      --------
NET INCOME                                   $   (142)  $   44       $  --      $    (98)
                                             ========   ======       =====      ========

DEPRECIATION AND AMORTIZATION                $    186   $   86       $  --      $    272
                                             ========   ======       =====      ========
ASSETS                                       $258,797   $4,516       $(789)     $262,524
                                             ========   ======       =====      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:

   Goodwill                                  $     --   $   --       $  --      $     --
   Intangible assets                               --       --          --            --
   Property and equipment                          32       --          --            32
                                             --------   ------       -----      --------
      TOTAL                                  $     32   $   --       $  --      $     32
                                             ========   ======       =====      ========

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
                                             ========   ======       =====      ========

                                                                  For the Nine Months Ended
                                                                      September 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 12,343   $   22      $ (22)      $ 12,343
INTEREST EXPENSE                                            6,463        8        (22)         6,449
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      5,880       14         --          5,894
PROVISION FOR LOAN LOSSES                                     310       --         --            310
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       5,570       14         --          5,584
OTHER INCOME                                                  811    2,063         --          2,874
OPERATING EXPENSES                                          6,441    2,013         --          8,454
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            (60)      64         --              4
FEDERAL INCOME TAX                                            (85)      22         --            (63)
                                                         --------   ------      -----       --------
NET INCOME                                               $     25   $   42      $  --       $     67
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    566   $  258      $  --       $    824
                                                         ========   ======      =====       ========
ASSETS                                                   $258,797   $4,516      $(789)      $262,524
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     176       23         --            199
                                                         --------   ------      -----       --------
      TOTAL                                              $    176   $   23      $  --       $    199
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
                                                         ========   ======      =====       ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2007 and December 31, 2006, and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended September 30, 2007, the Company reported a net loss of $98,000 compared to earnings of $326,000 for the year earlier period, a decrease of $424,000. Year to date 2007 net income was $67,000 compared to the first nine months of 2006 when net income was $636,000.

     Total assets decreased by $18.4 million, or 6.6% from December 31, 2006 to September 30, 2007. Investment securities available for sale decreased by $15.3 million from December 31, 2006 to September 30, 2007. Net loans receivable decreased $2.0 million during the nine months ended September 30, 2007. Total deposits decreased $10.5 million, or 5.9% from December 31, 2006 to September 30, 2007. Federal Home Loan Bank advances decreased by $6.0 million from December 31, 2006 to September 30, 2007. Equity decreased by $1.6 million, or 4.6% from December 31, 2006 to September 30, 2007.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $18.4 million, or 6.6%, to $262.5 million at September 30, 2007 from $281.0 million at December 31, 2006. Investment securities available for sale decreased $15.3 million, or 35.6%, from December 31, 2006 to September 30, 2007, due to the maturity of $8.5 million in AFS investment securities during the nine months ended September 30, 2007, the proceeds of which were used to pay-down high-cost FHLB advances, and due to the sale of $4.7 million in securities which had been reclassified from AFS securities to trading securities in connection with our early adoption of SFAS 159 effective January 1, 2007. Net loans receivable decreased $2.0 million, or 0.9%, to $207.5 million at September 30, 2007 from $209.5 million at December 31, 2006. Total mortgage loans decreased by $700,000 and total commercial loans decreased by $1.2 million as loan originations declined due to economic conditions in our markets.

LIABILITIES: Deposits decreased $10.5 million, or 5.9%, to $166.6 million at September 30, 2007 from $177.1 million at December 31, 2006. The decrease was primarily in statements savings and CD balances reflecting continued competition for deposits and increased pressure on market deposit rates. FHLB advances decreased $6.0 million, or 9.1%, to $60.0 million at September 30, 2007 from $66.0 million at December 31, 2006 due to the pay-down of advances from the maturity of AFS investment securities.

EQUITY: Stockholders' equity decreased to $33.9 million at September 30, 2007 from $35.5 million at December 31, 2006, a decline of $1.6 million. Also impacting the decrease in stockholders' equity from December 31, 2006 to September 30, 2007 was the Company's repurchase of 151,750 shares of its common stock at a total cost of $1,398,558, in connection with its stock repurchase program which was announced and commenced in March 2007. Dividends were $144,000 and $438,000 for the three and nine months ended September 30, 2007, respectively. As mentioned in the previous quarter, the Company chose to restructure its balance sheet through an early adoption of SFAS 159, resulting in a $461,000 one-time cumulative-effect adjustment to retained earnings during the quarter ended March 31, 2007. The unrealized loss on available for sale securities, net of tax, was $23,000 at September 30, 2007 as compared to $264,000 at December 31, 2006, an improvement of $241,000. The cumulative loss in value on securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

GENERAL: Net income decreased by $424,000 to a loss of $98,000 for the three months ended September 30, 2007 from net income of $326,000 for the same period ended September 30, 2006. During the quarter ended September 30, 2007 the Company experienced a loss of $282,000 on trading activities related to FHLB advances which were recorded at fair value as a result of the Company's early adoption of SFAS 159. In addition, during the quarter ended September 30, 2006 the Company collected a large non-accrual commercial loan relationship which resulting in an additional $279,000 in interest income and $8,000 in late fees for that quarter. The provision for loan loss for the quarter ended September 30, 2007 was $111,000 as compared to $216,000 for the same quarter in 2006.

INTEREST INCOME: Interest income was $4.1 million for the three months ended September 30, 2007, compared to $4.6 million for the comparable period in 2006. The decrease in interest income quarter over quarter was due in large part to the collection of a large commercial non-accrual loan relationship which resulted in an additional $279,000 in interest income for the quarter ended September 30, 2006. In addition, we experienced decreases quarter over quarter in the average balances of every category of interest-earning assets. The average balances of AFS investment securities decreased $14.0 million as securities matured or were called and the proceeds were used to pay-down higher-cost FHLB advances, rather than reinvest in lower-yielding investments securities. The average balances of mortgage loans decreased $2.5 million period over period and the average balances of non-mortgage loans decreased $1.4 million quarter over quarter as we continue to experience a decline in loan originations due to economic conditions nationwide, statewide, and in our market areas.

INTEREST EXPENSE: Interest expense was $2.1 million for the three month period ended September 30, 2007, compared to $2.3 million for the same period in 2006.

NET INTEREST INCOME: Net interest income decreased to $2.0 million for the three month period ended September 30, 2007 compared to $2.3 million for the same period in 2006. For the three months ended September 30, 2007, average interest-earning assets decreased $21.3 million, or 3.4%, to $246.5 million when compared to the same period in 2006. Average interest-bearing liabilities decreased $21.6 million, or 5.2%, to $216.6 million for the quarter ended September 30, 2007 from $238.2 million for the quarter ended September 30, 2006. The yield on average interest-earning assets decreased to 6.69% for the three month period ended September 30, 2007 from 6.84% for the same period ended in 2006, due again in large part to the collection of a large commercial non-accrual loan, and the cost of average interest-bearing liabilities increased to 3.83% from 3.73% for the three month periods ended September 30, 2007 and September 30, 2006, respectively. The decrease in asset yields on interest earning assets combined with the impact of the increase in the cost of funds created a decrease in the net interest margin of 20 basis points to 3.32% for the three month period ended September 30, 2007 from 3.52% for same period in 2006.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $111,000 for the three month period ended September 30, 2007 and $216,000 for the comparable period in 2006. During the quarter ended September 30, 2006, the Company had increased its reserves on certain commercial and mortgage loans based on deterioration of those credits during the quarter, which accounts for the higher provision in the third quarter of 2006 as compared to 2007.

NON INTEREST INCOME: Non interest income was $740,000 for the three month period ended September 30, 2007, a decrease of $351,000 or 32.2%, from the same period in 2006. The primary reasons for the decrease were a $282,000 net loss on trading activities for the quarter related to our early adoption of SFAS 159 and mortgage banking activities income which was $43,000 lower in the quarter ended September 30, 2007 as compared to year earlier period due to a decline in mortgage activity related to general economic conditions.

NON INTEREST EXPENSE: Non interest expense was $2.9 million for the three month period ended September 30, 2007, an $117,000 or 4.3%, increase from the same period in 2006. The increase was primarily due to increases of $42,000 in compensation and employee benefits, $10,000 in advertising, $31,000 in occupancy and $38,000 in professional services expenses partially offset by a decrease of $20,000 in service bureau expenses.

INCOME TAXES: Federal income taxes decreased to a tax benefit of $86,000 for the three month period ended September 30, 2007 compared to tax expense of $163,000 for the same period in 2006. The decrease for the three month period was attributable to a decrease in pre-tax income as well as an increase quarter over quarter in tax-exempt income.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

GENERAL: Net income decreased $569,000 to $67,000 for the nine months ended September 30, 2007 from $636,000 for the same period ended September 30, 2006. The decrease in earnings period over period was primarily attributable to a decline of $419,000 in non-interest income, including $151,000 in service charges and other fees, $116,000 in loss on trading activities, and $176,000 decline in insurance and brokerage commissions. In addition during the nine months ended September 30, 2006 the Company collected $279,000 (approximately $191,000 after tax) in interest and $8,000 in late charges on a non-accrual commercial loan relationship. The income tax expense for the nine months ended September 30, 2007 decreased by $382,000 as compared to the same period in 2006 due to the decrease in pre-tax income period over period and the increase in tax-exempt income period over period.

INTEREST INCOME: Interest income was $12.3 million for the nine months ended September 30, 2007, compared to $12.9 million for the comparable period in 2006. This decrease of $502,000, or 3.9%, in interest income was due in large part to a decrease of $15.9 million in average balances of AFS investment securities to $37.2 million for the period ended September 30, 2007 compared to $53.1 million for the period ended September 30, 2006. In addition, as mentioned above, during the nine-month period ended September 30, 2006, the Company collected a large commercial non-accrual relationship, resulting in an additional $279,000 in commercial loan interest income for that period.

INTEREST EXPENSE: Interest expense was $6.4 million for the nine month period ended September 30, 2007 compared to $6.2 million for the same period in 2006. The 3.2% increase in interest expense was primarily attributable to an increased cost of funds on certificates of deposit for the period ended September 30, 2007 compared to September 30, 2006. The cost of certificates of deposit increased from 3.88% for the nine-month period ended September 30, 2006 to 4.51% for the same period ended September 30, 2007, reflecting upward market pressure on deposit rates period over period. The effect of the increase in cost of deposits was offset by the decline in the average balances of certificates of deposit of $11.2 million period over period as non-relationship customers took certificate of deposit dollars to institutions paying higher deposit rates.

NET INTEREST INCOME: Net interest income decreased by $704,000 for the nine month period ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, average interest-earning assets decreased $15.6 million, or 5.8%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $14.7 million, or 6.2% for the same period. The yield on average interest-earning assets increased to 6.55% for the nine month period ended September 30, 2007 from 6.34% for the same period ended in 2006. The cost of average interest-bearing liabilities increased to 3.87% from

3.52% for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. The net result of the 21 basis point increase in asset yields and 35 basis point increase in the cost of funds was a net interest rate margin decrease of 9 basis points to 3.14% for the nine month period ended September 30, 2007, from 3.23% for the same period in 2006.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SSFAS 15.

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2007         2006
                                                           -------------   ------------
                                                              (Dollars in thousands)
Total non-accrual loans ................................      $3,040          $2,490
                                                              ------          ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential .....................         512             645
   Other real estate loans .............................          --             221
   Consumer/Commercial .................................       1,030             624
                                                              ------          ------
      Total accrual loans delinquent 90 days or more ...      $1,542          $1,490
                                                              ------          ------
Total nonperforming loans (1) ..........................       4,582           3,980
Total real estate owned-residential mortgages (2) ......       1,049             437
Total real estate owned-Consumer and other (2) .........           7              38
                                                              ======          ======
Total nonperforming assets .............................      $5,638          $4,455
                                                              ======          ======
Total nonperforming loans to loans receivable ..........        2.18%           1.90%
Total nonperforming assets to total assets .............        2.15%           1.59%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $310,000 for the nine month period ended September 30, 2007 and $419,000 for the comparable period in 2006. The ratio of nonperforming loans to total loans was 2.18% at September 30, 2007 and 1.90% at December 31, 2006. As a percent of total assets, nonperforming loans increased to 2.15% at September 30, 2007 from 1.59% at December 31, 2006. Total nonperforming assets increased by $1.2 million from December 31, 2006 to September 30, 2007. It should be noted that $888,000 of the $1.2 million increase in non-performing assets related to two matured commercial loans which were in the renewal process at September 30, 2007 and which are well collateralized. Management expects there to be no loss on either of these loans.

NON INTEREST INCOME: Non interest income was $2.9 million for the nine month period ended September 30, 2007, a decrease of $419,000 or 12.7%, from the same period in 2006. The primary reasons for the decrease were decreases of $151,000 in service charges and other fees, $116,000 in loss on trading activities related mainly to FHLB advances, and $176,000 in insurance and brokerage commissions period over period.

NON INTEREST EXPENSE: Non interest expense was $8.5 million for both the nine month periods ended September 30, 2007 and September 30, 2006. There were no notable differences in expense structure nine month period over nine month period.

INCOME TAXES: Federal income tax expense decreased to a benefit of $63,000 for the nine months ended September 30, 2007 compared to expense of $320,000 for the same period in 2006. The decrease for the nine month period was attributable to a decrease in pre-tax income as well as an increase period over period in tax-exempt income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of September 30, 2007 was $42.9 million, or 25.3%, compared to $55.7 million, or 29.3%, at December 31, 2006. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of September 30, 2007, the Bank had unused borrowing capacity totaling $24.4 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2007 the Company originated $12.9 million in residential mortgage loans, of which $5.7 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $24.5 million in originations during the first nine months of 2006 of which $15.1 million were retained in portfolio. The Company also originated $19.7 million of commercial loans and $7.2 million of consumer loans in the first nine months of 2007 compared to $17.9 million of commercial loans and $12.7 million of consumer loans for the same period in 2006. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 48.5% and 48.4%, commercial loans 37.3% and 37.6% and consumer loans 14.2% and 14.0% at September 30, 2007 and December 31, 2006, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2007 deposits funded 63.4% of the Company's total assets compared to 63.0% at December 31, 2006. Certificates of deposit scheduled to mature in less than one year at September 30, 2007 totaled $78.7 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2007 the Company had $59.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 22.5% at September 30, 2007 as compared to 23.1% at December 31, 2006. The Company has sufficient available collateral to obtain additional advances of $7.7 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $32.1 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2007 was $33.9 million, or 12.9% of total assets, compared to $35.5 million, or 12.6% of total assets, at December 31, 2006 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2007. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2007:

                                                          Regulatory      Minimum to be
                                          Actual           Minimum       Well Capitalized
                                     ---------------   ---------------   ----------------
                                      Amount   Ratio    Amount   Ratio    Amount    Ratio
                                     -------   -----   -------   -----   -------   ------
                                                     Dollars in Thousands
Tier 1 (Core) capital (to risk -
   weighted assets)                  $28,512   11.02%  $10,346   4.00%   $12,932    5.00%
Total risk-based capital (to risk-
   weighted assets)                  $30,775   16.38%  $15,034   8.00%   $18,793   10.00%
Tier 1 risk-based capital (to
   tangible assets)                  $28,512   15.17%  $ 7,517   4.00%   $11,276    6.00%
Tangible Capital (to
   tangible assets)                  $28,512   11.02%  $ 3,880   1.50%   $ 5,173    2.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2007

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

         There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

         Not applicable

Item 3 - Defaults upon Senior Securities:

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders:

         Not applicable

Item 5 - Other Information:

         Not applicable

Item 6 - Exhibits

         Exhibit 10.1 Change in Control Agreement for Martin A. Thomson

         Exhibit 10.2 Change in Control Agreement for Michael W. Mahler

         Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2007

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

                                           Date: November 14, 2007


                                       By: /s/ Amy E. Essex
                                           ------------------------------------
                                           Amy E. Essex,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                           Date: November 14, 2007