Form 10QSB/A
period 2007-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-03-26
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                        Outstanding at May 11, 2007
       (Title of Class)                                    2,883,249 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                                EXPLANATORY NOTE

First Federal of Northern Michigan Bancorp, Inc. (the "Company") is filing Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2007 (the "Original Filing"), to restate our consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007. Because of the restatement, the interim financial statements contained in our Quarterly Report on Form 10-QSB at and for the period ended March 31, 2007 should no longer be relied upon. The restatement corrects an error in accounting relating to the Company's adoption in April 2007 of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159").

In April 2007, the Company determined to implement early adoption of SFAS 159 and elected the fair value option for approximately $4.9 million in certain U.S. Government sponsored agency securities with lower coupons in our available-for-sale portfolio. We also elected the fair value option for approximately $10.0 million in FHLB advances with above-market rates. These elections resulted in one-time after-tax charges to retained earnings of $302,000. In addition, in the quarter ended March 31, 2007, the Company recorded $7,000 in pre-tax mark-to-market gains relating to the investment securities and $17,000 in mark-to-market losses related to the FHLB advances.

Based on subsequent discussions with the SEC staff, however, and after consultation with our independent accountants, the Company has now determined to reverse the adoption of SFAS 159. The Audit Committee of our Board of Directors has thoroughly reviewed this matter and, on March 19, 2008, approved management's conclusions with respect to the restatement.

The following tables summarize the effect of the restatement adjustments on the consolidated financial statements as of and for the three months ended March 31, 2007:

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                             As of March 31, 2007
                                                    --------------------------------------
                                                    As Reported   Adjustment   As Restated
                                                    -----------   ----------   -----------
Securities AFS                                       $ 34,234     $  4,756      $ 38,990
Securities at fair value                                4,756       (4,756)            0
FHLB Advances and Note Payable                         50,592       10,000        60,592
Borrowings at fair value                               10,338      (10,338)            0
Accrued expenses and other liabilities                  2,705          115         2,820
Total liabilities                                     236,987         (222)      236,765
Retained earnings, restricted                          14,147          302        14,449
Accumulated other comprehensive loss                     (123)         (79)         (202)
Total stockholders' equity                             34,881          222        35,103

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                       Three Months Ended March 31, 2007
                                                    --------------------------------------
                                                    As Reported   Adjustment   As Restated
                                                    -----------   ----------   -----------

Interest and dividends on investments                 $  510         $(11)       $  499
Interest on mortgage-backed securities                    47           (2)           45
Total interst income                                   4,143          (13)        4,130
Net interest income                                    1,909          (13)        1,896
Net interest income after provision for loan loss      1,823          (13)        1,810
Net loss on trading activities                           (10)          10             0
Income before income tax expense                          12           (3)            9
Income tax (benefit) expense                             (12)          (1)          (13)
Net income                                                24           (2)           22

CONSOLIDATE STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                       Three Months Ended March 31, 2007
                                                    --------------------------------------
                                                    As Reported   Adjustment   As Restated
                                                    -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 24          $ (2)        $ 22
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Change in other assets                               (86)           44          (42)
   Change in accrued expenses and other
      liabilities                                       500           (42)         458

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing on May 15, 2007 or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on May 15, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing, which include our current reports on Form 8-K.

We have amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

     -    Part I - Item 1 - Financial Statements

     - Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                          QUARTER ENDED MARCH 31, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at
               March 31, 2007 (as restated) and December 31, 2006 .......     3
            Consolidated Statements of Income for the Three Months
               Ended March 31, 2007 (as restated) and March 31, 2006 ....     4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2007 (as restated) ..     5
            Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2007 (as restated) and March 31, 2006 ....     6
            Notes to Unaudited Consolidated Financial Statements ........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......    15

ITEM 3 - CONTROLS AND PROCEDURES ........................................    20

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ..............................................    21
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....    21
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ................................    21
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    21
ITEM 5 - OTHER INFORMATION ..............................................    21
ITEM 6 - EXHIBITS .......................................................    21
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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           As Restated       December
                                                                         March 31, 2007      31, 2006
                                                                         --------------   -------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ......................................    $  3,176,308     $  4,159,833
Overnight deposits with FHLB .........................................       1,618,457          832,968
                                                                          ------------     ------------
Total cash and cash equivalents ......................................       4,794,765        4,992,801
Securities AFS .......................................................      38,989,769       43,100,430
Securities HTM .......................................................       1,750,000        1,750,000
Loans held for sale ..................................................         172,077           72,000
Loans receivable, net of allowance for loan losses of $2,099,662 and
   $2,079,069 as of March 31, 2007 and December 31, 2006,
   respectively ......................................................     204,829,690      209,518,068
Foreclosed real estate and other repossessed assets ..................         522,438          475,312
Real estate held for investment ......................................         135,543          135,543
Federal Home Loan Bank stock, at cost ................................       4,196,900        4,196,900
Premises and equipment ...............................................       7,990,850        8,075,238
Accrued interest receivable ..........................................       2,083,798        2,138,667
Intangible assets ....................................................       2,464,583        2,589,463
Goodwill .............................................................       1,396,854        1,396,854
Other assets .........................................................       2,540,723        2,517,548
                                                                          ------------     ------------
Total assets .........................................................    $271,867,990     $280,958,824
                                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .............................................................    $173,162,074     $177,057,993
Advances from borrowers for taxes and insurance ......................         190,753           44,389
Federal Home Loan Bank advances and Note Payable .....................      60,592,134       66,042,134
Accrued expenses and other liabilities ...............................       2,819,649        2,361,573
                                                                          ------------     ------------
Total liabilities ....................................................     236,764,610      245,506,089
                                                                          ------------     ------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,190,999 shares issued) ..........................................          31,910           31,910
Additional paid-in capital ...........................................      24,281,938       24,261,737
Retained earnings ....................................................      14,448,654       14,576,468
   Treasury stock at cost (194,600 and 156,000 shares,
   respectively) .....................................................      (1,923,844)      (1,565,359)
Unallocated ESOP .....................................................      (1,034,216)      (1,059,130)
Unearned compensation ................................................        (498,468)        (528,987)
   Accumulated other comprehensive loss ..............................        (202,594)        (263,904)
                                                                          ------------     ------------
Total stockholders' equity ...........................................      35,103,380       35,452,735
                                                                          ------------     ------------
Total liabilities and stockholders' equity ...........................    $271,867,990     $280,958,824
                                                                          ============     ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                        For the Three Months
                                                           Ended March 31,
                                                      ------------------------
                                                      As Restated
                                                          2007         2006
                                                      -----------   ----------
                                                             (Unaudited)
Interest income:
Interest and fees on loans ........................     3,585,927    3,416,613
Interest and dividends on investments .............       499,352      561,811
Interest on mortgage-backed securities ............        44,969       54,975
                                                      -----------   ----------
Total interest income .............................     4,130,248    4,033,399
                                                      -----------   ----------
Interest expense:
Interest on deposits ..............................     1,431,910    1,239,910
Interest on borrowings ............................       802,086      669,347
                                                      -----------   ----------
Total interest expense ............................     2,233,996    1,909,257
                                                      -----------   ----------
Net interest income ...............................     1,896,252    2,124,141
Provision for loan losses .........................        85,629       69,500
                                                      -----------   ----------
Net interest income after provision for loan
   losses .........................................     1,810,623    2,054,641
                                                      -----------   ----------
Non Interest income:
Service charges and other fees ....................       197,015      237,146
Mortgage banking activities .......................        87,884       72,803
Net gain (loss) on sale of premises and equipment,
  real estate owned and other repossessed assets ..        (1,833)       2,256
Other .............................................        11,929       45,220
Insurance & Brokerage Commissions .................       692,819      768,654
                                                      -----------   ----------
Total non interest income .........................       987,814    1,126,079
                                                      -----------   ----------
Non interest expenses:
Compensation and employee benefits ................     1,568,828    1,544,900
SAIF Insurance Premiums ...........................         5,500        6,408
Advertising .......................................        40,519       51,089
Occupancy .........................................       367,617      369,281
Amortization of intangible assets .................       124,881      124,881
Service Bureau Charges ............................        75,945       86,281
Insurance & Brokerage Commission Expense ..........       240,800      268,107
Professional Services .............................        80,279       85,335
Other .............................................       285,331      324,860
                                                      -----------   ----------
Total non interest expenses .......................     2,789,699    2,861,142
                                                      -----------   ----------
Income before income tax expense ..................         8,738      319,578
Income tax (benefit) expense ......................       (13,023)     107,370
                                                      -----------   ----------
Net income ........................................   $    21,761   $  212,208
                                                      ===========   ==========
Per share data:
Basic earnings per share ..........................   $      0.01   $     0.07
Weighted average number of shares outstanding .....     3,033,303    3,116,745
Diluted earnings per share ........................   $      0.01   $     0.07
Weighted average number of shares outstanding,
  including dilutive stock options ................     3,034,309    3,120,904
Dividends per common share ........................   $     0.050   $    0.050

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)


                                                                      Additional
                                              Common     Treasury       Paid-in       Unearned
                                              Stock       Stock         Capital     Compensation
                                             -------   -----------   ------------   ------------
Balance at December 31, 2006 .............   $31,910   $(1,565,359)  $ 24,261,737    $(528,987)
Treasury Stock at Cost (38,600 shares) ...        --      (358,485)            --           --
Stock Options/Awards Expensed ............        --            --         22,086       30,519
Unallocated ESOP .........................        --            --         (1,886)          --
Net income for the period ................        --            --             --           --
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $31,584) ...............        --            --             --           --

Total comprehensive income ...............        --            --             --           --
Dividends declared .......................        --            --             --           --
                                             -------   -----------   ------------    ---------
Balance at March 31, 2007 ................   $31,910   $(1,923,844)  $ 24,281,938    $(498,468)
                                             =======   ===========   ============    =========

                                                                          Accumulated
                                                                             Other
                                               Retained    Unallocated   Comprehensive
                                               Earnings        ESOP         Income          Total
                                             -----------   -----------   -------------   ------------
Balance at December 31, 2006 .............   $14,576,468   $(1,059,130)    $(263,904)    $35,452,735
Treasury Stock at Cost (38,600 shares) ...            --            --            --        (358,485)
Stock Options/Awards Expensed ............            --            --            --          52,605
Unallocated ESOP .........................            --        24,914            --          23,028
Net income for the period ................        21,761            --            --          21,761
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $31,584) ...............            --            --        61,310          61,310
                                                                                         -----------
Total comprehensive income ...............            --            --            --          83,071
Dividends declared .......................      (149,575)           --            --        (149,575)
                                             -----------   -----------     ---------     -----------
Balance at March 31, 2007 ................   $14,448,654   $(1,034,216)    $(202,594)    $35,103,380
                                             ===========   ===========     =========     ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                    As Restated
                                                                                       2007          2006
                                                                                   ------------   -----------
                                                                                           (Unaudited)
Cash flows from operating activities:
Net income .....................................................................   $     21,761   $   212,208
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization ..............................................        276,520       257,863
    Provision for loan loss ....................................................         85,629        69,500
    Amortization and accretion on securities ...................................         10,615        26,573
    Originations of loans held for sale ........................................     (3,123,990)   (2,687,147)
    Principal amount of loans sold .............................................      3,023,913     2,352,975
    Proceeds from sale of real estate held for sale ............................         74,138       127,220
    Gain on sale of real estate held for investment ............................           (937)       (1,073)
    Change in accrued interest receivable ......................................         54,869       132,131
    Change in other assets .....................................................        (42,132)      243,234
    Change in accrued expenses and other liabilities ...........................        458,076        27,270
    Stock Options/Awards expensed ..............................................         52,605            --
                                                                                   ------------   -----------
Net cash provided by operating activities ......................................        891,067       760,754
                                                                                   ------------   -----------
   Net (increase) decrease in loans ............................................      4,602,749    (3,389,296)
   Proceeds from maturity and sale of available-for-sale securities ............      4,180,313       615,474
   Purchase of securities available for sale ...................................             --    (1,976,205)
   Purchase of premises and equipment ..........................................       (187,579)     (309,588)
                                                                                   ------------   -----------
Net cash provided by (used in) investing activities ............................      8,595,483    (5,059,615)
                                                                                   ------------   -----------
   Net Increase in deposits ....................................................     (3,895,919)   (3,112,837)
   Dividend paid on common stock ...............................................       (149,575)     (156,017)
   ESOP shares committed to be released ........................................         23,029        21,544
   Net increase in advances from borrowers .....................................        146,364       207,180
   Additions to advances from Federal Home Loan Bank and notes payable .........     12,500,000     8,430,000
   Repayments of Federal Home Loan Bank advances and notes payable .............    (17,950,000)   (1,000,000)
   Stock retired ...............................................................             --       (60,365)
   Proceeds from exercise of stock options .....................................             --        60,370
   Purchase of treasury shares .................................................       (358,485)           --
                                                                                   ------------   -----------
Net cash provided by (used in) financing activities ............................     (9,684,586)    4,389,875
                                                                                   ------------   -----------
Net increase (decrease) in cash and cash equivalents ...........................       (198,036)       91,014
Cash and cash equivalents at beginning of period ...............................      4,992,801     4,779,194
                                                                                   ------------   -----------
Cash and cash equivalents at end of period .....................................   $  4,794,765   $ 4,870,208
                                                                                   ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...................................   $         --   $        --
                                                                                   ============   ===========
Cash paid during the period for interest .......................................   $  2,233,311   $ 1,933,984
                                                                                   ============   ===========

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

     STOCK OPTIONS - A summary of option activity under the Plan during the three months ended March 31, 2007 is presented below:

                                                            Weighted-Average
                                              Weighted-         Remaining
                                               Average      Contractual Term      Aggregate
            Options               Shares   Exercise Price        (Years)       Intrinsic Value
            -------              -------   --------------   ----------------   ---------------
Outstanding at January 1, 2007   204,532        $9.50
Granted                                0          N/A
Exercised                              0          N/A
Forfeited or expired              (5,540)       $9.53
Oustanding at March 31, 2007     198,992        $9.49             8.98              $    0
Exercisable at March 31, 2007     13,234        $8.46             7.30              $9,661

     A summary of the status of the Company's nonvested shares as of March 31, 2007, and changes during the quarter ended March 31, 2007, is presented below:

                                         Weighted-Average
                                            Grant-Date
      Nonvested Shares          Shares      Fair Value
      ----------------         -------   ----------------
Nonvested at January 1, 2007   200,099         $2.11
Granted                              0           N/A
Vested                          (8,801)        $1.91
Forfeited                            0
Nonvested at March 31, 2007    191,298         $2.12

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

                                                                  For the Three Months Ended
                                                                        March 31, 2007
                                                                         As Restated
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,130   $    6      $  (6)      $  4,130
INTEREST EXPENSE                                            2,237        3         (6)         2,234
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      1,893        3         --          1,896
PROVISION FOR LOAN LOSSES                                      85       --         --             85
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,808        3         --          1,811
OTHER INCOME                                                  294      694         --            988
OPERATING EXPENSES                                          2,109      681         --          2,790
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                             (7)      16         --              9
FEDERAL INCOME TAX                                            (19)       6         --            (13)
                                                         --------   ------      -----       --------
NET INCOME                                               $     12   $   10      $  --       $     22
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    191   $   86      $  --       $    277
                                                         ========   ======      =====       ========
ASSETS                                                   $268,006   $4,507      $(645)      $271,868
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                      47       16         --             63
                                                         --------   ------      -----       --------
      TOTAL                                              $     47   $   16      $  --       $     63
                                                         ========   ======      =====       ========

                                                                     For the Three Months
                                                                        March 31, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,033   $    4      $  (4)      $  4,033
INTEREST EXPENSE                                            1,908        5         (4)         1,909
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,125       (1)        --          2,124
PROVISION FOR LOAN LOSSES                                      70       --         --             70
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       2,055       (1)        --          2,054
OTHER INCOME                                                  356      770         --          1,126
OPERATING EXPENSES                                          2,239      622         --          2,861
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            171      147         --            318
FEDERAL INCOME TAX                                             57       50         --            107
                                                         --------   ------      -----       --------
NET INCOME                                               $    114   $   97      $  --       $    211
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    172   $   86      $  --       $    258
                                                         ========   ======      =====       ========
ASSETS                                                   $283,374   $4,460      $(470)      $287,364
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
  Goodwill                                               $     --   $   --      $  --       $     --
  Intangible assets                                            --       --         --             --
  Property and equipment                                      292       18         --            310
                                                         --------   ------      -----       --------

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

OVERVIEW

     For the quarter ended March 31, 2007, the Company's earnings were $22,000, or $0.01 per basic and diluted share, compared to earnings of $212,000, or $0.07 per basic and diluted share, for the year earlier period, a decrease of $190,000.

     Total assets decreased by $9.1 million, or 3.2% from December 31, 2006 to March 31, 2007. Investment securities available for sale decreased by $4.1 million from December 31, 2006 to March 31, 2007..Net loans receivable decreased $4.7 million during the quarter ended March 31, 2007. Total Deposits decreased $3.9 million, or 2.2% from December 31, 2006 to March 31, 2007. Federal Home Loan Bank advances decreased by $5.2 million from December 31, 2006 to March 31, 2007. Equity decreased by $349,000, or 1.0% from December 31, 2006 to March 31, 2007.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $9.1 million, or 3.2%, to $271.9 million at March 31, 2007 from $280.9 million at December 31, 2006. Investment securities available for sale decreased $4.1 million, or 9.5% from December 31, 2006 to March 31, 2007, due to the maturity of $4.0 million in AFS investment securities during the three months ended March 31, 2007, the proceeds of which were used to pay-down high-cost FHLB advances. Net loans receivable decreased $4.7 million, or 2.2%, to $204.9 million at March 31, 2007 from $209.5 million at December 31, 2006. The decrease in net loans was attributable primarily to the payoff of a few large commercial loans.

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

EQUITY: Stockholders' equity decreased by $349,000 or 1.0%, to $35.1 million at March 31, 2007 from $35.5 million at December 31, 2006. Net earnings for the quarter of $22,000 were more than offset by a dividend declaration of $150,000 and a loss in value of securities available for sale of $61,000. In addition, during the quarter the Company repurchased 38,600 shares of its common stock at an aggregate cost of $358,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

GENERAL: Net income decreased by $190,000 to $22,000 for the three months ended March 31, 2007 from $212,000 for the same period ended March 31, 2006. The major factors affecting earnings during the quarter were a decrease of $215,000 in net interest income and a decrease in non interest income of $148,000, partially offset by a decrease of $71,000 in non interest expense from the quarter ended March 31, 2006 to the quarter ended March 31, 2007.

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

                                                           MARCH 31,   DECEMBER 31,
                                                              2007         2006
                                                           ---------   ------------
                                                            (Dollars in thousands)
Total non-accrual loans ................................    $3,180        $2,490
                                                            ------        ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential .....................       134           645
   Other real estate loans .............................       205           221
   Consumer/Commercial .................................        90           624
                                                            ------        ------
      Total accrual loans delinquent 90 days or more ...    $  429        $1,490
                                                            ------        ------
Total nonperforming loans (1) ..........................     3,609         3,980
Total real estate owned-residential mortgages (2) ......       510           437
Total real estate owned-Consumer and other (2) .........        12            38
                                                            ======        ======
Total nonperforming assets .............................    $4,131        $4,455
                                                            ======        ======
Total nonperforming loans to loans receivable ..........      1.74%         1.90%
Total nonperforming assets to total assets .............      1.52%         1.59%

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

NON INTEREST INCOME: Non interest income was $988,000 for the three month period ended March 31, 2007, a decrease of $138,000 or 12.3%, from the same period in 2006. The primary reasons for the decrease was a decrease of $76,000 in Insurance & Brokerage Commission due mainly to a loss in insurance contingency income quarter over quarter and the loss of a large commercial insurance customer. In addition, we experienced a $40,000 decrease in Service Charges and Other Fees, which was due mainly to a decrease in customer usage of our Bounce protection program and ATM network, and also a reduction in loan late fees related to a change in how we record those fees as income.

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

INCOME TAXES: The Company had a federal income tax benefit of $13,000 for the three months ended March 31, 2007 due to tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $107,000 for the same period in 2006.

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

CAPITAL RESOURCES

Stockholders' equity at March 31, 2007 was $35.1 million, or 12.9%of total assets, compared to $35.5 million, or 12.6% of total assets, at December 31, 2006 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2007. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2007:

                                                                            Regulatory       Minimum to be
                                                            Actual           Minimum       Well Capitalized
                                                       ---------------   ---------------   ----------------
                                                        Amount   Ratio    Amount   Ratio    Amount   Ratio
                                                       -------   -----   -------   -----   -------   -----
                                                                       Dollars in Thousands
Tangible Capital (to tangible assets)                  $28,276   10.55%  $ 4,019   1.50%   $ 5,359    2.00%
Tier 1 (Core) capital (to risk - weighted assets)      $28,276   15.31%  $ 7,387   4.00%   $11,080    5.00%
Total risk-based capital (to risk - weighted assets)   $30,442   16.48%  $14,774   8.00%   $18,467   10.00%
Tier 1 risk-based capital (to tangible assets)         $28,276   10.55%  $10,718   4.00%   $13,398    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                          QUARTER ENDED MARCH 31, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                          QUARTER ENDED MARCH 31, 2007

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

                                                                  Total Number of
                                                                Shares Purchased as      Maximum Number of
                                                                  Part of Publicly    Shares that May Yet Be
                         Total Number of   Average Price Paid    Announced Plans or    Purchased Under the
        Period          Shares Purchased        per Share             Programs           Plans or Programs
---------------------   ----------------   ------------------   -------------------   ----------------------
1/1/2007 to 1/31/2007            --                --                      --                      --
2/1/2007 to 2/28/2007            --                --                      --                      --
3/1/2007 to 3/31/2007        38,600              9.29                  38,600                 113,150
Total                        38,600              9.29                  38,600                 113,150

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

     Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                          QUARTER ENDED MARCH 31, 2007

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

                                        Date: March 25, 2008


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

                                        Date: March 25, 2008