Form 10QSB/A
period 2007-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-03-26
CIK 1128227

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

     For the transition period from _____________ to _____________

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

                                EXPLANATORY NOTE

First Federal of Northern Michigan Bancorp, Inc. (the "Company") is filing Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on August 14, 2007 (the "Original Filing"), to restate our consolidated financial statements as of June 30, 2007 and for the six months ended June 30, 2007. Because of the restatement, the interim financial statements contained in our Quarterly Report on Form 10-QSB at and for the period ended June 30, 2007 should no longer be relied upon. The restatement corrects an error in accounting relating to the Company's adoption in April 2007 of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159").

The Company determined in April 2007 to implement early adoption of SFAS 159 and elected the fair value option for approximately $4.9 million in certain U.S. Government sponsored agency securities with lower coupons in our available-for-sale portfolio. We also elected the fair value option for approximately $10.0 million in FHLB advances with above-market rates. These elections resulted in one-time after-tax charges to retained earnings of $302,000. In addition, in the quarter ended June 30, 2007, the Company recorded net gain on trading activities of $176,000 related to fair value accounting on the investment securities and FHLB advances.

Based on subsequent discussions with the SEC staff, however, and after consultation with our independent accountants, the Company has now determined to reverse the adoption of SFAS 159. The Audit Committee of our Board of Directors has thoroughly reviewed this matter and, on March 19, 2008, approved management's conclusions with respect to the restatement.

The following tables summarize the effect of the restatement adjustments on the consolidated financial statements as of and for the six months ended June 30, 2007:

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                          As of June 30, 2007
                                                --------------------------------------
                                                As Reported   Adjustment   As Restated
                                                -----------   ----------   -----------
FHLB Advances and Note Payable                    $ 48,688     $10,000      $ 58,688
Borrowings at fair value                             9,889      (9,889)            0
Accrued expenses and other liabilities               1,794         (35)        1,759
Total liabilities                                  230,236          76       230,312
Retained earnings, restricted                       14,144         (76)       14,068
Total stockholders' equity                          33,882         (76)       33,806

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                   Three Months Ended June 30, 2007
                                                -----------   ----------   -----------
                                                As Reported   Adjustment   As Restated
                                                -----------   ----------   -----------
Interest and dividends on investments              $  437       $   (2)      $  435
Interest on mortgage-backed securities                 22           (1)          21
Total interest income                               4,060           (3)       4,057
Net interest income                                 1,945           (3)       1,942
Net interest income after provision for loan
   loss                                             1,832           (3)       1,829
Gain (loss) on sale of AFS securities                   0          (97)         (97)
Net gain (loss) on trading activities                 176         (176)           0
Total other income                                  1,156         (273)         883
Other expense                                         328          293          621
Total other expenses                                2,811          293        3,104
Income(loss) before income tax expense (benefit)      177         (569)        (392)
Income tax expense (benefit)                           35         (190)        (155)
Net income (loss)                                     142         (378)        (236)
Basic earnings (loss) per share                      0.05        (0.13)       (0.08)
Diluted earnings (loss) per share                    0.05        (0.13)       (0.08)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                    Six Months Ended June 30, 2007
                                                --------------------------------------
                                                As Reported   Adjustment   As Restated
                                                -----------   ----------   -----------
Interest and dividends on investments              $  946       $ (12)       $  934
Interest on mortgage-backed securities                 69          (3)           66
Total interest income                               8,203         (15)        8,188
Net interest income                                 3,854         (15)        3,839
Net interest income after provision for loan
   loss                                             3,655         (15)        3,640
Gain (loss) on sale of AFS securities                   0         (97)          (97)
Net gain (loss) on trading activities                 167        (167)            0
Total other income                                  2,134        (263)        1,871
Other expense                                         613         293           906
Total other expenses                                5,601         293         5,894
Income(loss)before income tax expense(benefit)        189        (572)         (383)
Income tax expense (benefit)                           23        (191)         (168)
Net income (loss)                                     165        (380)         (215)

Basic earnings(loss) per share                       0.06       (0.13)        (0.07)
Diluted earnings (loss) per share                     0.06       (0.13)        (0.07)

CONSOLIDATE STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                    Six Months Ended June 30, 2007
                                                --------------------------------------
                                                As Reported   Adjustment   As Restated
                                                -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $    165       $(380)      $   (215)
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Net loss (gain) from trading activities           (167)        167              0
   Loss on sale of securities                           0          97              97
   Change in other assets                             321        (142)            179
   Change in accrued expenses and other
      liabilities                                    (567)        (35)          (602)
Net cash provided by operating activities             882        (293)           589
CASH FLOWS FROM INVESTING ACTIVITIES:

Repayments of FHLB advances and notes payable     (30,146)        293        (29,853)
Net cash used in financing
   activities                                     (16,531)        293        (16,238)

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing on August 14, 2007 or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on August 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing, which include our current reports on Form 8-K.

We have amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

     -    Part I - Item 1 - Financial Statements

     - Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                           QUARTER ENDED JUNE 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
                     PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at June 30, 2007 (as restated) and
               December 31, 2006 ........................................     3
            Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 2007 (as restated) and
               June 30, 2006 ............................................     4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended June 30, 2007 (as restated) .....     5
            Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2007 (as restated)_ and June 30, 2006 .....     6
            Notes to Unaudited Consolidated Financial Statements ........     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......    16

ITEM 3 - CONTROLS AND PROCEDURES ........................................    22

                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ..............................................    23
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....    23
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ................................    23
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    23
ITEM 5 - OTHER INFORMATION ..............................................    23
ITEM 6 - EXHIBITS .......................................................    24
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                    As Restated
                                                                                   June 30, 2007   December 31, 2006
                                                                                   -------------   -----------------
                                                                                    (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ................................................   $  3,224,509      $  4,159,833
Overnight deposits with FHLB ...................................................      1,224,152           832,968
                                                                                   ------------      ------------
Total cash and cash equivalents ................................................      4,448,661         4,992,801
Securities AFS .................................................................     31,650,388        43,100,430
Securities HTM .................................................................      2,795,000         1,750,000
Loans held for sale ............................................................        226,447            72,000
Loans receivable, net of allowance for loan losses of $2,201,398 and $2,079,069
   as of June 30, 2007 and December 31, 2006, respectively .....................    204,346,405       209,518,068
Foreclosed real estate and other repossessed assets ............................        561,173           475,312
Real estate held for investment ................................................        135,543           135,543
Federal Home Loan Bank stock, at cost ..........................................      4,196,900         4,196,900
Premises and equipment .........................................................      7,912,082         8,075,238
Accrued interest receivable ....................................................      1,814,879         2,138,667
Intangible assets ..............................................................      2,341,269         2,589,463
Goodwill .......................................................................      1,396,854         1,396,854
Other assets ...................................................................      2,292,532         2,517,548
                                                                                   ------------      ------------
Total assets ...................................................................   $264,118,133      $280,958,824
                                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................   $169,520,641      $177,057,993
Advances from borrowers for taxes and insurance ................................        343,473            44,389
Federal Home Loan Bank advances and Note Payable ...............................     58,688,395        66,042,134
Borrowings at fair value .......................................................             --                --
Accrued expenses and other liabilities .........................................      1,759,154         2,361,573
                                                                                   ------------      ------------
Total liabilities ..............................................................    230,311,663       245,506,089
                                                                                   ------------      ------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,190,999 shares
   issued) .....................................................................         31,910            31,910
Additional paid-in capital .....................................................     24,293,617        24,261,737
Retained earnings ..............................................................     14,068,069        14,576,468
Treasury stock at cost (307,750 and 156,000 shares, respectively) ..............     (2,963,918)       (1,565,359)
Unallocated ESOP ...............................................................     (1,009,277)       (1,059,130)
Unearned compensation ..........................................................       (467,950)         (528,987)
Accumulated other comprehensive loss ...........................................       (145,981)         (263,904)
                                                                                   ------------      ------------
Total stockholders' equity .....................................................     33,806,470        35,452,735
                                                                                   ------------      ------------
Total liabilities and stockholders' equity .....................................   $264,118,133      $280,958,824
                                                                                   ============      ============

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          ------------------------   ------------------------
                                                          As Restated                As Restated
                                                              2007         2006         2007         2006
                                                          -----------   ----------   -----------   ----------
                                                                (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ............................   $3,601,249    $3,607,804   $7,187,176    $7,024,417
Interest and dividends on investments .................      434,649       547,520      934,001     1,109,331
Interest on mortgage-backed securities ................       21,558        53,014       66,527       107,989
                                                          ----------    ----------   ----------    ----------
Total interest income .................................    4,057,456     4,208,338    8,187,704     8,241,737
                                                          ----------    ----------   ----------    ----------
Interest expense:
Interest on deposits ..................................    1,377,441     1,326,612    2,809,351     2,566,522
Interest on borrowings ................................      737,095       757,110    1,539,181     1,426,457
                                                          ----------    ----------   ----------    ----------
Total interest expense ................................    2,114,536     2,083,722    4,348,532     3,992,979
                                                          ----------    ----------   ----------    ----------
Net interest income ...................................    1,942,921     2,124,617    3,839,172     4,248,758
Provision for loan losses .............................      113,351       133,000      198,980       202,500
                                                          ----------    ----------   ----------    ----------
Net interest income after provision for loan losses ...    1,829,570     1,991,617    3,640,192     4,046,258
                                                          ----------    ----------   ----------    ----------
Non Interest income:
Service charges and other fees ........................      215,961       283,984      412,975       521,130
Mortgage banking activities ...........................      111,547        93,590      199,431       166,393
Loss on sale of available-for-sale investments ........      (96,655)      (43,565)     (96,655)      (43,565)
Net gain (loss) on sale of premises and equipment,
   real estate owned and other repossessed assets .....      (10,585)        1,750      (12,418)        4,006
Other .................................................       13,409         1,708       25,337        46,928
Insurance & brokerage commissions .....................      649,179       738,417    1,341,999     1,507,071
                                                          ----------    ----------   ----------    ----------
Total non interest income .............................      882,856     1,075,884    1,870,669     2,201,963
                                                          ----------    ----------   ----------    ----------
Non interest expenses:
Compensation and employee benefits ....................    1,522,100     1,614,006    3,090,927     3,158,906
SAIF insurance premiums ...............................        5,367         6,045       10,866        12,453
Advertising ...........................................       44,802        81,623       85,321       132,712
Occupancy .............................................      376,323       332,806      743,940       702,087
Amortization of intangible assets .....................      123,314       124,880      248,195       249,761
Service bureau charges ................................       87,640        91,591      163,585       177,872
Insurance & brokerage commission expense ..............      233,398       279,133      474,198       547,240
Professional services .................................       90,627        75,083      170,906       160,418
Other .................................................      620,555       314,513      905,885       639,373
                                                          ----------    ----------   ----------    ----------
Total non interest expenses ...........................    3,104,126     2,919,681    5,893,823     5,780,823
                                                          ----------    ----------   ----------    ----------
Income (loss) before income tax expense ...............     (391,700)      147,820     (382,962)      467,398
Income tax (benefit) expense ..........................     (155,302)       49,310     (168,325)      156,680
                                                          ----------    ----------   ----------    ----------
Net income (loss) .....................................   $ (236,398)   $   98,510   $ (214,637)   $  310,718
                                                          ==========    ==========   ==========    ==========
Per share data:
Basic earnings (loss) per share .......................   $    (0.08)   $     0.03   $    (0.07)   $     0.10
Weighted average number of shares outstanding .........    2,900,329     3,136,545    2,966,449     3,126,700
Diluted earnings (loss) per share .....................   $    (0.08)   $     0.03   $    (0.07)   $     0.10
Weighted average number of shares outstanding,
   including dilutive stock options ...................    2,900,329     3,137,591    2,966,449     3,127,667
Dividends per common share ............................   $    0.050    $     0.05   $     0.10    $     0.10

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)


                                                                Additional
                                          Common    Treasury     Paid-in      Unearned
                                          Stock      Stock       Capital    Compensation
                                         -------  -----------  -----------  ------------
Balance at December 31, 2006 ..........  $31,910  $(1,565,359) $24,284,606   $(551,856)
Treasury Stock at Cost (151,750 shares)       --   (1,398,559)          --          --
Stock Options/Awards Expensed .........       --           --       13,008      83,906
Unallocated ESOP ......................       --           --       (3,997)         --
Net loss for the period ...............       --           --           --          --
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $60,749) ............       --           --           --          --

Total comprehensive loss ..............       --           --           --          --
Dividends declared ....................       --           --           --          --
                                         -------  -----------  -----------   ---------
Balance at June 30, 2007 ..............  $31,910  $(2,963,918) $24,293,617   $(467,950)
                                         =======  ===========  ===========   =========

                                                                    Accumulated
                                                                       Other
                                           Retained   Unallocated  Comprehensive
                                           Earnings       ESOP         Income         Total
                                         -----------  -----------  -------------  ------------
Balance at December 31, 2006 ..........  $14,576,468  $(1,059,130)   $(263,904)   $ 35,452,735
Treasury Stock at Cost (151,750 shares)           --           --           --      (1,398,559)
Stock Options/Awards Expensed .........           --           --           --          96,914
Unallocated ESOP ......................           --       49,853           --          45,856
Net loss for the period ...............     (214,637)          --           --        (214,637)
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $60,749) ............           --           --      117,923         117,923
                                                                                  ------------
Total comprehensive loss ..............           --           --           --         (96,714)
Dividends declared ....................     (293,762)          --           --        (293,762)
                                         -----------  -----------    ---------    ------------
Balance at June 30, 2007 ..............  $14,068,069  $(1,009,277)   $(145,981)   $ 33,806,470
                                         ===========  ===========    =========    ============

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                              As Restated
                                                                                 2007           2006
                                                                             ------------   -----------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net income (loss) ........................................................   $   (214,637)  $   310,718
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization ......................................        553,651       515,325
      Provision for loan loss ............................................        198,980       202,500
      Amortization and accretion on securities ...........................         13,976        45,539
      Loss on sale of securities .........................................         96,655        43,565
      Originations of loans held for sale ................................     (7,247,856)   (6,790,664)
      Principal amount of loans sold .....................................      7,093,409     6,435,164
      Proceeds from sale of real estate held for sale ....................         74,138       217,666
      Gain on sale of real estate held for investment ....................           (937)     (233,392)
      Loss on sale of premises and equipment .............................         24,076         2,643
      Change in accrued interest receivable ..............................        323,788       339,595
      Change in other assets .............................................        179,439       386,940
      Change in accrued expenses and other liabilities ...................       (602,419)     (830,159)
      Stock options/awards expensed ......................................         96,914        39,930
                                                                             ------------   -----------
Net cash provided by operating activities ................................        589,177       685,370
                                                                             ------------   -----------
   Net (increase) decrease in loans ......................................      4,972,683    (8,546,560)
   Proceeds from maturity and sale of available-for-sale securities ......     11,502,911     8,500,237
   Purchase of securities ................................................     (1,045,000)   (1,976,205)
   Purchase of premises and equipment ....................................       (325,439)     (764,293)
                                                                             ------------   -----------
Net cash provided by (used in) investing activities ......................     15,105,155    (2,786,821)
                                                                             ------------   -----------
   Net Increase in deposits ..............................................     (7,537,352)   (2,293,106)
   Dividend paid on common stock .........................................       (293,762)     (310,104)
   ESOP shares committed to be released ..................................         45,856        44,083
   Net increase in advances from borrowers ...............................        299,084       345,396
   Additions to advances from Federal Home Loan Bank and notes payable ...     22,500,000     9,630,000
   Repayments of Federal Home Loan Bank advances and notes payable .......    (29,853,739)   (4,117,288)
   Stock retired .........................................................             --       (60,365)
   Proceeds from exercise of stock options ...............................             --        98,950
   Purchase of treasury shares ...........................................     (1,398,559)   (1,144,199)
                                                                             ------------   -----------
Net cash provided by (used in) financing activities ......................    (16,238,472)    2,193,367
                                                                             ------------   -----------
Net increase (decrease) in cash and cash equivalents .....................       (544,140)       91,916
Cash and cash equivalents at beginning of period .........................      4,992,801     4,779,194
                                                                             ------------   -----------
Cash and cash equivalents at end of period ...............................   $  4,448,661   $ 4,871,110
                                                                             ============   ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .............................   $    165,500   $        --
                                                                             ============   ===========
Cash paid during the period for interest .................................   $  4,381,252   $ 1,933,984
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

     STOCK OPTIONS - A summary of option activity under the Plan during the six months ended June 30, 2007 is presented below:

                                                             Weighted-Average
                                               Weighted-        Remaining
                                               Average       Contractual Term      Aggregate
            Options               Shares    Exercise Price        (Years)       Intrinsic Value
            -------              --------   --------------   ----------------   ---------------
Outstanding at January 1, 2007   204,532        $9.50
Granted                            5,000        $9.07
Exercised                              0          N/A
Forfeited or expired              (8,140)       $9.54
Oustanding at June 30, 2007      201,392        $9.25              8.61             $     0
Exercisable at June 30, 2007      43,712        $9.29              7.30            -$11,802

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

     NONE

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

                                                                  For the Three Months Ended
                                                                       June 30, 2007
                                                                         As Restated
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,058   $    5      $  (5)      $  4,058
INTEREST EXPENSE                                            2,118        2         (5)         2,115
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      1,940        3         --          1,943
PROVISION FOR LOAN LOSSES                                     114       --         --            114
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,826        3         --          1,829
OTHER INCOME                                                  226      657         --            883
OPERATING EXPENSES                                          2,425      679         --          3,104
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (373)     (19)        --           (392)
FEDERAL INCOME TAX                                           (148)      (7)        --           (155)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (225)  $  (12)     $  --       $   (237)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    189   $   86      $  --       $    275
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                      97        7         --            104
                                                         --------   ------      -----       --------
      TOTAL                                              $     97   $    7      $  --       $    104
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
                                                         ========   ======       =====      ========

                                                                  For the Six Months Ended
                                                                        June 30, 2007
                                                                         As Restated
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  8,188   $   11      $ (11)      $  8,188
INTEREST EXPENSE                                            4,355        5        (11)         4,349
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      3,833        6         --          3,839
PROVISION FOR LOAN LOSSES                                     199       --         --            199
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       3,634        6         --          3,640
OTHER INCOME                                                  520    1,351         --          1,871
OPERATING EXPENSES                                          4,534    1,360         --          5,894
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (380)      (3)        --           (383)
FEDERAL INCOME TAX                                           (167)      (1)        --           (168)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (213)  $   (2)     $  --       $   (215)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    382   $  172      $  --       $    554
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     144       23         --            167
                                                         --------   ------      -----       --------
      TOTAL                                              $    144   $   23      $  --       $    167
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

OVERVIEW

     For the quarter ended June 30, 2007, the Company reported a net loss of $236,000, or $0.08 per basic and diluted share, compared to earnings of $98,500, or $0.03 per basic and diluted share, for the year earlier period, a decrease of $335,000.

     Total assets decreased by $16.8 million, or 6.0% from December 31, 2006 to June 30, 2007. Investment securities available for sale decreased by $11.4 million from December 31, 2006 to June 30, 2007. Net loans receivable decreased $5.2 million during the six months ended June 30, 2007. Total deposits decreased $7.5 million, or 4.3% from December 31, 2006 to June 30, 2007. Federal Home Loan Bank advances decreased by $7.4 million from December 31, 2006 to June 30, 2007. Equity decreased by $1.6 million, or 4.6% from December 31, 2006 to June 30, 2007.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $16.8 million, or 6.0%, to $264.1 million at June 30, 2007 from $280.9 million at December 31, 2006. Investment securities available for sale decreased $11.5 million, or 26.6% from December 31, 2006 to June 30, 2007, due to the maturity of $6.6 million in AFS investment securities and the sale of $4.7 million in AFS investment securities during the six months ended June 30, 2007, the proceeds of which were used to pay-down high-cost FHLB advances. Net loans receivable decreased $5.2 million, or 2.5%, to $204.3 million at June 30, 2007 from $209.5 million at December 31, 2006. The decrease in net loans was attributable primarily to the payoff of a few large commercial loans.

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

EQUITY: Stockholders' equity decreased to $33.8 million at June 30, 2007 from $35.5 million at December 31, 2006, a decline of $1.7 million. During the three months ended June 30, 2007, the Company repurchased 113,150 shares of its common stock at a total cost of $1,040,073, concluding its stock repurchase program which was announced and commenced in March 2007. As a result of this program, the Company repurchased a total of 151,750 shares at a total cost of $1,398,558. Dividends were $144,000 and $294,000 for the three and six months ended June 30, 2007, respectively. The unrealized loss on available for sale securities, net of tax, was $146,000 at June 30, 2007 as compared to $264,000 at December 31, 2006, an improvement of $118,000. The cumulative loss in value on securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

GENERAL: Net income decreased by $335,000 to a net loss of $236,000 for the three months ended June 30, 2007 from net income $98,500 for the same period ended June 30, 2006.

INTEREST INCOME: Interest income decreased to $4.0 million for the three months ended June 30, 2007 from $4.2 million for the year earlier period, due mainly to a decrease of $20.4 million in the average balance of interest-earnings assets to $248.1 million for the three month period ended June 30, 2007 from $268.5 million for the three month period ended June 30, 2006. This was partially offset by an increase in the yield on interest earning assets of 28 basis points to 6.56% three month period over three month period.

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

NON INTEREST INCOME: Non interest income decreased from $1.1 million for the three months ended June 30, 2006 to $883,000 for the three months ended June 30, 2007, primarily due to decreases in insurance brokerage income and service charges and other fees.

NON INTEREST EXPENSE: Non interest expense increased from $2.9 million for the three months ended June 30, 2006 to $3.1 million for the three months ended June 30, 2007. The increase period over period were mainly the result of prepayment penalties paid on FHLB advances of $293,000 offset by a reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense.

INCOME TAXES: The Company had a federal income tax benefit of $155,000 for the three months ended June 30, 2007 due to a pre-tax loss and tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $49,300 for the same period in 2006. Effective for tax years beginning on or after January 1, 2008, the State of Michigan has repealed the Single Business Tax and replaced it with the Michigan Business Tax. This change is not expected to materially impact the Company's earnings.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

GENERAL: Net income decreased by $525,000 to a net loss of $215,000 for the six months ended June 30, 2007 from net income of $310,700 for the same period ended June 30, 2006.

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

NET INTEREST INCOME: Net interest income decreased by $410,000 for the six month period ended June 30, 2007 compared to the same period in 2006. For the six months ended June 30, 2007, average interest-earning assets decreased $12.9 million, or 4.8%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $11.1 million, or 4.7%, to $224.3 million for the six month period ended June 30, 2007 from $235.4 million for the six month period ended June 30, 2006. The yield on average interest-earning assets increased to 6.49% for the six month period ended June 30, 2007 from 6.20% for the same period ended in 2006 while the cost of average interest-bearing liabilities increased to 3.90% from 3.40% for the six month periods ended June 30, 2007 and 2006, respectively. The net interest margin decreased to 3.05% for the six month period ended June 30, 2007 from 3.20% for same period in 2006.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                        JUNE 30,   DECEMBER 31,
                                                                          2007         2006
                                                                        --------   ------------
                                                                        (Dollars in thousands)
Total non-accrual loans .............................................    $3,885       $2,490
                                                                         ------       ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential ..................................       231          645
   Other real estate loans ..........................................        40          221
   Consumer/Commercial ..............................................       681          624
                                                                         ------       ------
      Total accrual loans delinquent 90 days or more ................    $  952       $1,490
                                                                         ------       ------
Total nonperforming loans (1) .......................................     4,837        3,980
Total real estate owned-residential mortgages (2) ...................       483          437
Total real estate owned-Consumer and other (2) ......................        78           38
                                                                         ------       ------
Total nonperforming assets ..........................................    $5,398       $4,455
                                                                         ------       ------
Total nonperforming loans to loans receivable .......................      2.34%        1.90%
Total nonperforming assets to total assets ..........................      2.04%        1.59%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $198,900 for the six month period ended June 30, 2007 and $202,500 for the comparable period in 2006. The ratio of nonperforming loans to total loans was 2.34% and 1.90% at June 30, 2007 and December 31, 2006, respectively As a percent of total assets, nonperforming loans increased to 2.04% at June 30, 2007 from 1.59% at December 31, 2006. Total nonperforming assets increased to $5.4 million at June 30, 2007 from $ 4.5 million at December 31, 2006.

NON INTEREST INCOME: Non interest income decreased from $2.2 million for the six months ended June 30, 2006 to $1.9 million for the six months ended June 30, 2007. The decrease was primarily in the areas of insurance brokerage commission and service charges and other fees and losses on sales of investment securities during the six months ended June 30, 2007.

NON INTEREST EXPENSE: Non interest expense increased from $5.8 million for the six months ended June 30, 2006 to $5.9 million for the six months ended June 30, 2007. The increase period over period was mainly the result of prepayment penalties paid on FHLB advances offset by a reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense.

INCOME TAXES: The Company had a federal income tax benefit of $168,300 for the six months ended June 30, 2007 due to pre-tax losses and tax-exempt interest income in excess of pre-tax income, compared to federal income tax expense of $156,700 for the same period in 2006.

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

CAPITAL RESOURCES

Stockholders' equity at June 30, 2007 was $33.8 million, or 12.8% of total assets, compared to $35.5 million, or 12.6% of total assets, at December 31, 2006 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2007. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2007:

                                                           Regulatory      Minimum to be
                                           Actual           Minimum       Well Capitalized
                                      ---------------   ---------------   ----------------
                                       Amount   Ratio    Amount   Ratio    Amount    Ratio
                                      -------   -----   -------   -----   -------   ------
                                                      Dollars in Thousands
Tier 1 (Core) capital ( to risk -
   weighted assets)                   $28,359   10.90%  $10,410    4.00%  $13,012    5.00%
Total risk-based capital ( to risk-
   weighted assets)                   $30,628   16.51%  $14,844    8.00%  $18,555   10.00%
Tier 1 risk-based capital ( to
   tangible assets)                   $28,359   15.28%  $ 7,422    4.00%  $11,133    6.00%
Tangible Capital ( to
   tangible assets)                   $28,359   10.90%  $ 3,904    1.50%  $ 5,205    2.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                           QUARTER ENDED JUNE 30, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                           QUARTER ENDED JUNE 30, 2007

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

                                                      Total Number of
                                                    Shares Purchased as      Maximum Number of
                        Total Number     Average      Part of Publicly    Shares that May Yet Be
                          of Shares    Price Paid   Announced Plans or      Purchased Under the
Period                    Purchased     per Share         Programs           Plans or Programs
------                  ------------   ----------   -------------------   ----------------------
4/1/2007 to 4/30/2007      113,150        9.19               --                      --
5/1/2007 to 5/31/2007           --          --               --                      --
6/1/2007 to 6/30/2007           --          --               --                      --
Total                      113,150        9.19               --                      --

Item 3 - Defaults upon Senior Securities: Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders:

     The annual meeting of the shareholders of the Company was held on May 17, 2006. The results of the vote were as follows:

     1. The following individual was elected as director for a three (3) year term:

                   Votes For   Votes Withheld
                   ---------   --------------
Keith D. Wallace   2,032,171      591,957

     2. The ratification of the appointment of Plante & Moran, PLLC as independent auditors of the Company for the fiscal year ending December 31, 2007:

                      For      Against    Abstain
                   ---------   -------   --------
Number of Votes    2,489,561   111,358    23,209

Item 5 - Other Information:

     Not applicable

Item 6 - Exhibits

     Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                           QUARTER ENDED JUNE 30, 2007

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