Form 10QSB/A
period 2007-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-03-26
CIK 1128227

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

Common Stock, Par Value $0.01                 Outstanding at November 14, 2007
     (Title of Class)                                 2,884,924 shares

Transitional Small Business Disclosure Format:  Yes [ ] No [X].

                                EXPLANATORY NOTE

First Federal of Northern Michigan Bancorp, Inc. (the "Company") is filing Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2007 (the "Original Filing"), to restate our consolidated financial statements as of September 30, 2007 and for the nine months ended September 30, 2007. Because of the restatement, the interim financial statements contained in our Quarterly Report on Form 10-QSB at and for the period ended September 30, 2007 should no longer be relied upon. The restatement corrects an error in accounting relating to the Company's adoption in April 2007 of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159").

The Company determined in April 2007 to implement early adoption of SFAS 159 and elected the fair value option for approximately $4.9 million in certain U.S. Government sponsored agency securities with lower coupons in our available-for-sale portfolio. We also elected the fair value option for approximately $10.0 million in FHLB advances with above-market rates. These elections resulted in one-time after-tax charges to retained earnings of $302,000. In addition, in the quarter ended September 30, 2007, the Company recorded net loss on trading activities of $282,000 related to fair value accounting on the FHLB advances.

Based on subsequent discussions with the SEC staff, however, and after consultation with our independent accountants, the Company has now determined to reverse the adoption of SFAS 159. The Audit Committee of our Board of Directors has thoroughly reviewed this matter and, on March 19, 2008, approved management's conclusions with respect to the restatement.

The following tables summarize the effect of the restatement adjustments on the consolidated financial statements as of and for the nine months ended September 30, 2007:

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                As of September 30, 2007
                                         --------------------------------------
                                         As Reported   Adjustment   As Restated
                                         -----------   ----------   -----------
Accrued expenses and other liabilities     $  1,945        $ 2        $  1,947
Total liabilities                           228,696          2         228,698
Retained earnings                            13,901         (2)         13,899
Total stockholders' equity                   33,827         (2)         33,825

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                      Three Months Ended September 30, 2007
                                                     --------------------------------------
                                                     As Reported   Adjustment   As Restated
                                                     -----------   ----------   -----------
Net gain (loss) on trading activities                  $ (282)        $282        $   --
Total other income                                        740          282         1,022
Other expense                                             336          171           507
Total other expenses                                    2,853          171         3,024
Income before income tax benefit                         (184)         111           (73)
Income tax benefit                                        (86)          38           (48)
Net loss                                                  (99)          74           (25)
Basic loss per share                                    (0.03)        0.02         (0.01)
Diluted loss per share                                  (0.03)        0.02         (0.01)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                      Nine Months Ended September 30, 2007
                                                     --------------------------------------
                                                     As Reported   Adjustment   As Restated
                                                     -----------   ----------   -----------
Interest and dividends on investments                  $ 1,363       $ (12)       $ 1,351
Interest on mortgage-backed securities                      83          (3)            80
Total interest income                                   12,343         (15)        12,328
Net interest income                                      5,894         (15)         5,879
Net interest income after provision for loan loss        5,584         (15)         5,569
Gain (loss) on sale of AFS securities                        0         (97)           (97)
Net gain (loss) on trading activities                     (116)        116              0
Total other income                                       2,874          19          2,893
Other expense                                              949         464          1,413
Total other expenses                                     8,454         464          8,918
Income (loss) before income tax benefit                      4        (460)          (456)
Income tax benefit                                         (63)       (154)          (217)
Net income (loss)                                           67        (306)          (239)
Basic earnings (loss) per share                           0.02       (0.10)         (0.08)
Diluted earnings (loss) per share                         0.02       (0.10)         (0.08)

CONSOLIDATE STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                       Nine Months Ended September 30, 2007
                                                      --------------------------------------
                                                      As Reported   Adjustment   As Restated
                                                      -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $     67       $(306)     $   (239)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net loss (gain) from trading activities                   116        (116)            0
   Loss on sale of securities                                  0          97            97
   Change in other assets                                    163           3           166
   Change in accrued expenses and other liabilities         (416)          2          (414)
Net cash provided by operating activities                  1,477        (320)        1,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of FHLB advances and notes payable            (36,938)        320       (36,618)
Net cash used in financing activities                    (18,628)        320       (18,308)

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing on November 14, 2007 or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on November 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing, which include our current reports on Form 8-K.

We have amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

     -    Part I - Item 1 - Financial Statements

     - Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                        QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX

                                                                          PAGE
                                                                        --------
                         PART I - FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at September 30, 2007
               (as restated) and December 31, 2006 ..................       3
            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2007 (as restated) and
               September 30, 2006 ...................................       4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2007 (as
               restated) ............................................       5
            Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2007 (as restated) and September
               30, 2006 .............................................       6
            Notes to Unaudited Consolidated Financial Statements ....       7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION ............      16
ITEM 3 - CONTROLS AND PROCEDURES ....................................      22
                           PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS ..........................................      23
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS ................................................      23
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ............................      23
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........      23
ITEM 5 - OTHER INFORMATION ..........................................      23
ITEM 6 - EXHIBITS ...................................................      23


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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           As Restated
                                                                       September 30, 2007   December 31, 2006
                                                                       ------------------   -----------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ....................................      $  2,585,836        $   4,159,833
Overnight deposits with FHLB .......................................           600,330              832,968
                                                                          ------------        -------------
Total cash and cash equivalents ....................................         3,186,166            4,992,801
Securities AFS .....................................................        27,767,690           43,100,430
Securities HTM .....................................................         2,795,000            1,750,000
Loans held for sale ................................................                --               72,000
Loans receivable, net of allowance for loan losses of $2,197,253 and
   $2,079,069 as of September 30, 2007 and
   December 31, 2006, respectively .................................       207,542,822          209,518,068
Foreclosed real estate and other repossessed assets ................         1,055,750              475,312
Real estate held for investment ....................................           135,543              135,543
Federal Home Loan Bank stock, at cost ..............................         4,196,900            4,196,900
Premises and equipment .............................................         7,797,019            8,075,238
Accrued interest receivable ........................................         2,044,334            2,138,667
Intangible assets ..................................................         2,218,738            2,589,463
Goodwill ...........................................................         1,396,854            1,396,854
Other assets .......................................................         2,386,836            2,517,548
                                                                          ------------        -------------
Total assets .......................................................      $262,523,652        $ 280,958,824
                                                                          ============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...........................................................      $166,590,112        $ 177,057,993
Advances from borrowers for taxes and insurance ....................            92,384               44,389
Federal Home Loan Bank advances and Note Payable ...................        60,068,395           66,042,134
Accrued expenses and other liabilities .............................         1,947,474            2,361,573
                                                                          ------------        -------------
Total liabilities ..................................................       228,698,365          245,506,089
                                                                          ------------        -------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,191,999 and 3,190,999 shares issued, respectively) ............            31,920               31,910
Additional paid-in capital .........................................        24,313,130           24,261,737
Retained earnings ..................................................        13,899,201           14,576,468
Treasury stock at cost (307,750 and 156,000 shares, respectively) ..        (2,963,918)          (1,565,359)
Unallocated ESOP ...................................................          (986,560)          (1,059,130)
Unearned compensation ..............................................          (445,477)            (528,987)
Accumulated other comprehensive loss ...............................           (23,008)            (263,904)
                                                                          ------------        -------------
Total stockholders' equity .........................................        33,825,287           35,452,735
                                                                          ------------        -------------
Total liabilities and stockholders' equity .........................      $262,523,652        $ 280,958,824
                                                                          ============        =============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                        For the Three Months        For the Nine Months
                                                         Ended September 30,        Ended September 30,
                                                      ------------------------   -------------------------
                                                      As Restated                As Restated
                                                          2007         2006          2007          2006
                                                      -----------   ----------   -----------   -----------
                                                             (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ........................   $3,709,722    $4,045,724   $10,896,898   $11,070,141
Interest and dividends on investments .............      416,676       508,482     1,350,677     1,617,813
Interest on mortgage-backed securities ............       13,395        48,621        79,922       156,610
                                                      ----------    ----------   -----------   -----------
Total interest income .............................    4,139,793     4,602,827    12,327,497    12,844,564
                                                      ----------    ----------   -----------   -----------
Interest expense:
Interest on deposits ..............................    1,391,569     1,426,972     4,200,920     3,993,494
Interest on borrowings ............................      708,554       826,375     2,247,734     2,252,832
                                                      ----------    ----------   -----------   -----------
Total interest expense ............................    2,100,123     2,253,347     6,448,654     6,246,326
                                                      ----------    ----------   -----------   -----------
Net interest income ...............................    2,039,670     2,349,480     5,878,843     6,598,238
Provision for loan losses .........................      110,957       216,357       309,937       418,857
                                                      ----------    ----------   -----------   -----------
Net interest income after provision for loan
   losses .........................................   1,928,713     2,133,123     5,568,906     6,179,381
                                                      ----------    ----------   -----------   -----------
Non Interest income:
Service charges and other fees ....................      236,870       280,096       649,844       801,226
Mortgage banking activities .......................       77,673        72,779       277,104       239,172
Loss on sale of available-for-sale investments ....           --            --       (96,655)      (43,565)
Net loss on sale of premises and equipment,
   real estate owned and other repossessed
   assets .........................................       (6,691)       (6,971)      (19,109)       (2,965)
Other .............................................       12,756        32,863        38,094        79,791
Insurance & brokerage commissions .................      701,520       712,119     2,043,519     2,219,190
                                                      ----------    ----------   -----------   -----------
Total non-interest income .........................    1,022,127     1,090,886     2,892,797     3,292,849
                                                      ----------    ----------   -----------   -----------
Non interest expenses:
Compensation and employee benefits ................    1,560,340     1,518,219     4,651,267     4,677,125
SAIF insurance premiums ...........................        5,070         5,877        15,936        18,330
Advertising .......................................       75,301        64,924       160,623       197,636
Occupancy .........................................      358,052       326,637     1,101,993     1,028,724
Amortization of intangible assets .................      122,531       124,881       370,725       374,642
Service bureau charges ............................       73,593        93,970       237,178       271,842
Insurance & brokerage commission expense ..........      245,193       252,757       719,391       799,997
Professional services .............................       76,537        38,134       247,443       198,552
Other .............................................      507,307       309,680     1,413,192       949,054
                                                      ----------    ----------   -----------   -----------
Total non-interest expenses .......................    3,023,925     2,735,079     8,917,748     8,515,902
                                                      ----------    ----------   -----------   -----------
Income (loss) before income tax expense ...........      (73,084)      488,930      (456,045)      956,328
Income tax (benefit) expense ......................      (48,428)      163,275      (216,753)      319,955
                                                      ----------    ----------   -----------   -----------
Net income (loss) .................................   $  (24,656)   $  325,655   $  (239,292)  $   636,373
                                                      ==========    ==========   ===========   ===========
Per share data:
Basic earnings (loss) per share ...................   $    (0.01)   $     0.11   $     (0.08)  $      0.21
Weighted average number of shares outstanding .....    2,884,010     3,039,173     2,938,665     3,097,204
Diluted earnings (loss) per share .................   $    (0.01)   $     0.11   $     (0.08)  $      0.21
Weighted average number of shares outstanding,
   including dilutive stock options ...............    2,884,010     3,040,130     2,938,665     3,098,168
Dividends per common share ........................   $     0.05    $     0.05   $      0.15   $      0.15

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)



                                                                Additional
                                         Common     Treasury     Paid-in      Unearned
                                          Stock      Stock       Capital    Compensation
                                         -------  -----------  -----------  ------------
Balance at December 31, 2006 ..........  $31,910  $(1,565,359) $24,284,606   $(551,856)
Cumulative effect of change in
   accounting principal (Note 1) ......       --           --           --          --
Treasury Stock at Cost (151,750 shares)       --   (1,398,559)          --          --
Stock Options/Awards Expensed .........       --           --       26,799     114,424
MRP shares awarded (1,500 shares) .....       15           --       12,855     (12,870)
MRP shares forfeited ( 500 shares) ....       (5)          --       (4,820)      4,825
Unallocated ESOP ......................       --           --       (6,310)         --
Net loss for the period ...............       --           --           --          --
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $124,098) ...........       --           --           --          --

Total comprehensive income ............       --           --           --          --
Dividends declared ....................       --           --           --          --
                                         -------  -----------  -----------   ---------
Balance at September 30, 2007 .........  $31,920  $(2,963,918) $24,313,130   $(445,477)
                                         =======  ===========  ===========   =========

                                                                    Accumulated
                                                                       Other
                                           Retained   Unallocated  Comprehensive
                                           Earnings       ESOP         Income         Total
                                         -----------  -----------  -------------  ------------
Balance at December 31, 2006 ..........  $14,576,468  $(1,059,130)   $(263,904)   $35,452,735
Cumulative effect of change in
   accounting principal (Note 1) ......           --           --           --             --
Treasury Stock at Cost (151,750 shares)           --           --           --     (1,398,559)
Stock Options/Awards Expensed .........           --           --           --        141,223
MRP shares awarded (1,500 shares) .....           --           --           --             --
MRP shares forfeited ( 500 shares) ....           --           --           --             --
Unallocated ESOP ......................           --       72,570           --         66,260
Net loss for the period ...............     (239,292)          --           --       (239,292)
Changes in unrealized loss:
   on available-for-sale securities
   (net of tax of $124,098) ...........           --           --      240,896        240,896
                                                                                  -----------
Total comprehensive income ............           --           --           --          1,604
Dividends declared ....................     (437,975)          --           --       (437,975)
                                         -----------  -----------    ---------    -----------
Balance at September 30, 2007 .........  $13,899,201  $  (986,560)   $ (23,008)   $33,825,288
                                         ===========  ===========    =========    ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                    As Restated
                                                                                       2007           2006
                                                                                   ------------   ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
Net income (loss) ..............................................................   $   (239,292)  $    636,373
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization ...............................................        825,067        778,455
   Provision for loan loss .....................................................        309,937        418,857
   Amortization and accretion on securities ....................................          8,834         64,961
   Loss on sale of securities ..................................................         96,655         43,565
   Originations of loans held for sale .........................................    (10,595,936)   (10,484,134)
   Principal amount of loans sold ..............................................     10,667,936     10,093,134
   Proceeds from sale of real estate held for sale .............................         74,138        912,590
   Gain on sale of real estate held for investment .............................           (937)        (1,412)
   Loss on sale of premises and equipment ......................................         23,041          3,309
   Change in accrued interest receivable .......................................         94,333       (439,117)
   Change in other assets ......................................................        165,753        553,231
   Change in accrued expenses and other liabilities ............................       (414,099)      (532,194)
   Stock options/awards expensed ...............................................        141,222         95,051
                                                                                   ------------   ------------
Net cash provided by operating activities ......................................      1,156,652      2,142,669
                                                                                   ------------   ------------
   Net (increase) decrease in loans ............................................      1,665,309    (10,800,355)
   Proceeds from maturity and sale of available-for-sale securities ............     15,577,074      8,801,285
   Purchase of securities ......................................................     (1,045,000)    (1,976,205)
   Proceeds from sale of Federal Home Loan Bank stock ..........................             --        403,500
   Purchase of premises and equipment ..........................................       (852,803)    (1,771,725)
                                                                                   ------------   ------------
Net cash provided by (used in) investing activities ............................     15,344,580     (5,343,500)
                                                                                   ------------   ------------
   Net decrease in deposits ....................................................    (10,467,881)    (7,552,624)
   Dividend paid on common stock ...............................................       (437,975)      (461,854)
   ESOP shares committed to be released ........................................         66,260         63,711
   Net increase in advances from borrowers .....................................         47,995        166,389
   Additions to advances  from Federal Home Loan Bank and notes payable ........     30,500,000     19,240,000
   Repayments of Federal Home Loan Bank advances and notes payable .............    (36,617,707)    (6,617,288)
   Stock retired ...............................................................             --        (60,365)
   Proceeds from exercise of stock options .....................................             --         98,950
   Purchase of treasury shares .................................................     (1,398,559)    (1,565,359)
                                                                                   ------------   ------------
Net cash provided by (used in) financing activities ............................    (18,307,867)     3,311,560
                                                                                   ------------   ------------
Net increase (decrease) in cash and cash equivalents ...........................     (1,806,635)       110,729
Cash and cash equivalents at beginning of period ...............................      4,992,801      4,779,194
                                                                                   ------------   ------------
Cash and cash equivalents at end of period .....................................   $  3,186,166   $  4,889,923
                                                                                   ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...................................   $     25,000   $    363,790
                                                                                   ============   ============
Cash paid during the period for interest .......................................   $  6,580,063   $  6,193,470
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

                                                                  For the Three Months Ended
                                                                      September 30, 2007
                                                                         As Restated
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,140   $   11      $ (11)      $  4,140
INTEREST EXPENSE                                            2,108        3        (11)         2,100
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,032        8         --          2,040
PROVISION FOR LOAN LOSSES                                     111       --         --            111
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,921        8         --          1,929
OTHER INCOME                                                  310      712         --          1,022
OPERATING EXPENSES                                          2,371      653         --          3,024
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (140)      67         --            (73)
FEDERAL INCOME TAX                                            (71)      23         --            (48)
                                                         --------   ------      -----       --------
NET INCOME                                               $    (69)  $   44      $  --       $    (25)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    186   $   86      $  --       $    272
                                                         ========   ======      =====       ========
ASSETS                                                   $258,797   $4,516      $(789)      $262,524
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                      32       --         --             32
                                                         --------   ------      -----       --------
      TOTAL                                              $     32   $   --      $  --       $     32
                                                         ========   ======      =====       ========

                                                                  For the Three Months Ended
                                                                      September 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,602   $    8      $  (8)      $  4,602
INTEREST EXPENSE                                            2,256        5         (8)         2,253
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,346        3         --          2,349
PROVISION FOR LOAN LOSSES                                     217       --         --            217
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       2,129        3         --          2,132
OTHER INCOME                                                  377      714         --          1,091
OPERATING EXPENSES                                          2,042      693         --          2,735
                                                         --------   ------      -----       --------
Income - Before federal income tax                            465       24         --            489
FEDERAL INCOME TAX                                            156        8         --            163
                                                         --------   ------      -----       --------
NET INCOME                                               $    309   $   16      $  --       $    326
                                                         ========   ======      =====       ========

DEPRECIATION AND AMORTIZATION                            $    177   $   86      $  --       $    263
                                                         --------   ------      -----       --------
ASSETS                                                   $282,694   $4,475      $(712)      $286,457
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     447       --         --            447
                                                         --------   ------      -----       --------
      TOTAL                                              $    447   $   --      $  --       $    447
                                                         ========   ======      =====       ========

                                                                  For the Nine Months Ended
                                                                      September 30, 2007
                                                                         As Restated
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 12,328   $   22      $ (22)      $ 12,328
INTEREST EXPENSE                                            6,463        8        (22)         6,449
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      5,865       14         --          5,879
PROVISION FOR LOAN LOSSES                                     310       --         --            310
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       5,555       14         --          5,569
OTHER INCOME                                                  830    2,063         --          2,893
OPERATING EXPENSES                                          6,905    2,013         --          8,918
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (520)      64         --           (456)
FEDERAL INCOME TAX                                           (239)      22         --           (217)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (281)  $   42      $  --       $   (239)
                                                         --------   ------      -----       --------
DEPRECIATION AND AMORTIZATION                            $    566   $  258      $  --       $    824
                                                         --------   ------      -----       --------
ASSETS                                                   $258,797   $4,516      $(789)      $262,524
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     176       23         --            199
                                                         --------   ------      -----       --------
      TOTAL                                              $    176   $   23      $  --       $    199
                                                         ========   ======      =====       ========

                                                                  For the Nine Months Ended
                                                                      September 30, 2006
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 12,844   $   15      $ (15)      $ 12,844
INTEREST EXPENSE                                            6,246       15        (15)         6,246
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      6,598       --         --          6,598
PROVISION FOR LOAN LOSSES                                     419       --         --            419
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       6,179       --         --          6,179
OTHER INCOME                                                1,069    2,224         --          3,293
OPERATING EXPENSES                                          6,376    2,140         --          8,516
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                            872       84         --            956
FEDERAL INCOME TAX                                            292       28         --            320
                                                         --------   ------      -----       --------
NET INCOME                                               $    580   $   56      $  --       $    636
                                                         --------   ------      -----       --------
DEPRECIATION AND AMORTIZATION                            $    520   $  258      $  --       $    778
                                                         --------   ------      -----       --------
ASSETS                                                   $282,694   $4,475      $(712)      $286,457
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                   1,195       21         --          1,216
                                                         --------   ------      -----       --------
      TOTAL                                              $  1,195   $   21      $  --       $  1,216
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

OVERVIEW

     For the quarter ended September 30, 2007, the Company reported a net loss of $25,000 compared to earnings of $326,000 for the year earlier period, a decrease of $351,000. Year to date 2007 net loss was $239,000 compared to the first nine months of 2006 when net income was $636,000.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS: Total assets decreased $18.4 million, or 6.6%, to $262.5 million at September 30, 2007 from $281.0 million at December 31, 2006. Investment securities available for sale decreased $15.3 million, or 35.6%, from December 31, 2006 to September 30, 2007, due to the maturity of $8.5 million in AFS investment securities during the nine months ended September 30, 2007, the proceeds of which were used to pay-down high-cost FHLB advances, and due to the sale of $4.7 million in securities. Net loans receivable decreased $2.0 million, or 0.9%, to $207.5 million at September 30, 2007 from $209.5 million at December 31, 2006. Total mortgage loans decreased by $700,000 and total commercial loans decreased by $1.2 million as loan originations declined due to economic conditions in our markets.

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

EQUITY: Stockholders' equity decreased to $33.8 million at September 30, 2007 from $35.5 million at December 31, 2006, a decline of $1.6 million. Impacting the decrease in stockholders' equity from December 31, 2006 to September 30, 2007 was the Company's repurchase of 151,750 shares of its common stock at a total cost of $1,398,558, in connection with its stock repurchase program which was announced and commenced in March 2007. Dividends were $144,000 and $438,000 for the three and nine months ended September 30, 2007, respectively. The unrealized loss on available for sale securities, net of tax, was $23,000 at September 30, 2007 as compared to $264,000 at December 31, 2006, an improvement of $241,000. The cumulative loss in value on securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

GENERAL: Net income decreased by $351,000 to a loss of $25,000 for the three months ended September 30, 2007 from net income of $326,000 for the same period ended September 30, 2006. In addition, during the quarter ended September 30, 2006 the Company collected a large non-accrual commercial loan relationship which resulting in an additional $279,000 in interest income and $8,000 in late fees for that quarter. The provision for loan loss for the quarter ended September 30, 2007 was $111,000 as compared to $216,000 for the same quarter in 2006.

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

NON INTEREST INCOME: Non interest income was $1.0 million for the three month period ended September 30, 2007, a decrease of $69,000 or 6.3% from the same period in 2006. The primary reason for the decrease was mortgage banking activities income which was $43,000 lower in the quarter ended September 30, 2007 as compared to year earlier period due to a decline in mortgage activity related to general economic conditions.

NON INTEREST EXPENSE: Non interest expense was $3.0 million for the three month period ended September 30, 2007, a $289,000 or 10.6%, increase from the same period in 2006. The increase was primarily due to $171,000 in prepayment penalties associated with early pay-off of FHLB advances and increases of $42,000 in compensation and employee benefits, $10,000 in advertising, $31,000 in occupancy and $38,000 in professional services expenses partially offset by a decrease of $20,000 in service bureau expenses.

INCOME TAXES: Federal income taxes decreased to a tax benefit of $48,000for the three month period ended September 30, 2007 compared to tax expense of $163,000 for the same period in 2006. The decrease for the three month period was attributable to a decrease in pre-tax income as well as an increase quarter over quarter in tax-exempt income.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

GENERAL: Net income decreased $876,000 to a net loss of $239,000 for the nine months ended September 30, 2007 from net income of $636,000 for the same period ended September 30, 2006. The decrease in earnings period over period was primarily attributable to a decline of $400,000 in non-interest income, including $151,000 in service charges and other fees and $176,000 decline in insurance and brokerage commissions. In addition during the nine months ended September 30, 2006 the Company collected $279,000 (approximately $191,000 after tax) in interest and $8,000 in late charges on a non-accrual commercial loan relationship. The income tax expense for the nine months ended September 30, 2007 decreased by $537,000 as compared to the same period in 2006 due to the decrease in pre-tax income period over period and the increase in tax-exempt income period over period.

INTEREST INCOME: Interest income was $12.3 million for the nine months ended September 30, 2007, compared to $12.8 million for the comparable period in 2006. This decrease of $517,000, or 4.0%, in interest income was due in large part to a decrease of $15.9 million in average balances of AFS investment securities to $37.2 million for the period ended September 30, 2007 compared to $53.1 million for the period ended September 30, 2006. In addition, as mentioned above, during the nine-month period ended September 30, 2006, the Company collected a large commercial non-accrual relationship, resulting in an additional $279,000 in commercial loan interest income for that period.

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

NET INTEREST INCOME: Net interest income decreased by $720,000 for the nine month period ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, average interest-earning assets decreased $15.6 million, or 5.8%, when compared to the same period in 2006. Average interest-bearing liabilities decreased $14.7 million, or 6.2% for the same period. The yield on average interest-earning assets increased to 6.55% for the nine month period ended September 30, 2007 from 6.34% for the same period ended in 2006. The cost of average interest-bearing liabilities increased to 3.87% from 3.52% for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. The net result of the 21 basis point increase in asset yields and 35 basis point increase in the cost of funds was a net interest rate margin decrease of 9 basis points to 3.14% for the nine month period ended September 30, 2007, from 3.23% for the same period in 2006.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2007           2006
                                                       -------------   ------------
                                                         (Dollars in thousands)
Total non-accrual loans.............................       $3,040         $2,490
                                                           ------         ------
Accrual loans delinquent 90 days or more:
   One- to four-family residential..................          512            645
   Other real estate loans..........................           --            221
   Consumer/Commercial..............................        1,030            624
                                                           ------         ------
      Total accrual loans delinquent 90 days or
         more.......................................       $1,542         $1,490
                                                           ======         ======
Total nonperforming loans (1).......................        4,582          3,980
Total real estate owned-residential mortgages (2)...        1,049            437
Total real estate owned-Consumer and other (2)......            7             38
                                                           ------         ------
Total nonperforming assets..........................       $5,638         $4,455
                                                           ======         ======
Total nonperforming loans to loans receivable.......         2.18%          1.90%
Total nonperforming assets to total assets..........         2.15%          1.59%

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

NON INTEREST INCOME: Non interest income was $2.9 million for the nine month period ended September 30, 2007, a decrease of $400,000 or 12.2%, from the same period in 2006. The primary reasons for the decrease were decreases of $151,000 in service charges and other fees and $176,000 in insurance and brokerage commissions period over period.

NON INTEREST EXPENSE: Non interest expense was $8.9 million for the nine month period ended September 30, 2007 as compared to $8.5 million for the nine month period ended September 30, 2006. The main reason for the change was $464,000 in prepayment penalties on FHLB advances during the nine month period ended September 30, 2007.

INCOME TAXES: Federal income tax expense decreased to a benefit of $217,000 for the nine months ended September 30, 2007 compared to expense of $320,000 for the same period in 2006. The decrease for the nine month period was attributable to a decrease in pre-tax income as well as an increase period over period in tax-exempt income.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of September 30, 2007 was $42.9 million, or 25.3% , compared to $55.7 million, or 29.3%, at December 31, 2006. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of September 30, 2007, the Bank had unused borrowing capacity totaling $24.4 million at the FHLB based on the FHLB stock ownership.

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                        QUARTER ENDED SEPTEMBER 30, 2007

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                        QUARTER ENDED SEPTEMBER 30, 2007

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

           Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                  FORM 10-QSB/A
                        QUARTER ENDED SEPTEMBER 30, 2007

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

                                        Date March 25, 2008