Form 10KSB
period 2007-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-03-31
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

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

COMMON STOCK, PAR VALUE $.01 PER SHARE           THE NASDAQ GLOBAL MARKET
           (Title of Class)               (Name of Exchange of Which Registered)

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

     Indicate by check mark whether the Registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act). YES       . NO   X   .
                                                -----      -----

     The Registrant's revenues for the year ended December 31, 2007 were $16.2 million.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 15, 2008 ($7.29 per share) was $18.7 million.

     As of March 15, 2008, there were issued and outstanding 2,884,249 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2008 Annual Meeting of Stockholders (Parts I and
     III).

2.   Annual Report to Shareholders for the Year Ended December 31, 2007 (Part
     II).

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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

     First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2007, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $251.0 million, deposits of $164.5 million and stockholders' equity of $32.5 million. As of December 31, 2007, First Federal of Northern Michigan Bancorp, Inc. had 2,884,249 shares of common stock issued and outstanding.

FIRST FEDERAL OF NORTHERN MICHIGAN

     First Federal of Northern Michigan is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses from nine full-service facilities located in Alpena, Antrim, Cheboygan, Emmett, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. First Federal of Northern Michigan was chartered in 1957, and reorganized into the mutual holding company structure in 1994. In 2000, First Federal of Northern Michigan became the wholly owned subsidiary of Alpena Bancshares, Inc., our predecessor company, and in April 2005 we completed our "second step" mutual-to-stock conversion and formed our current ownership structure.

     First Federal of Northern Michigan's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, consumer loans and in investment securities and mortgage-backed securities.

MARKET AREA AND COMPETITION

     First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its eight other branch offices in Michigan. The population of Alpena (city and township), from which the majority of our deposits is drawn, has decreased since 2000, and currently is approximately 21,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, is approximately 187,000, and increased by 2.2% from 2000 to 2006. The population of our primary market area is expected to increase by 2.1% by 2009. Per capita income in our market area was $27,304 in 2005, which was 20.8% less than the national level, and 16.8% less than the state of Michigan as a whole, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Growth in per capita income in our market area is projected to increase only modestly over the next five years. The unemployment rate in our primary market area was 9.0% at December 31, 2007, compared to 5.0% nationally and 7.2% for the state of Michigan.

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

     As of December 31, 2007, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. We expect continued strong competition in the foreseeable future, including the "super-regional" banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. In recent years, additional strong competition for deposits has come from securities brokers. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

LENDING ACTIVITIES

     GENERAL. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2007, we had total loans of $205.6 million, of which $97.3 million, or 47.3%, were one-to four-family residential real estate mortgage loans, $44.6 million, or 21.7%, were commercial real estate loans, and $26.8 million, or 13.0%, were commercial loans. Other loans consisted primarily of consumer loans, which totaled $28.7 million, or 13.9% of total loans, and construction loans, which totaled $8.3 million or 4.0% of total loans.

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

     We make one- to four-family real estate loans with typical loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the total loan amount to be covered by private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

     Beginning in November 2004 we initiated a "skip pay" program for customers with seasoned loans and with an exemplary past payment history. Under this program, for a fee, the customer may choose to skip a residential mortgage payment or a home equity line of credit payment. Due to increasing delinquencies trends and the current overall status of the mortgage market, we eliminated this program in 2007.

     COMMERCIAL REAL ESTATE LENDING. We also originate commercial real estate loans. At December 31, 2007, we had a total of 192 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2007, our commercial real estate loans totaled $44.6 million, or 21.7% of our total loans, and had an average principal balance of approximately $233,000. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan. Our largest commercial real estate loan had a principal balance of $3.5 million and was secured by a commercial building and all corporate assets of the borrower. At December 31, 2007, this loan was in non-accrual status due to insufficient cash flows to meet future payment obligations.

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

     CONSUMER AND OTHER LOANS. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2007, consumer and other loans totaled $28.7 million, or 13.9% of our total loan portfolio. At such date, $779,000, or 2.7% of our consumer loans, were unsecured. As of December 31, 2007, home equity loans totaled $7.3 million, or 3.6% of our total loan portfolio, and automobile loans totaled $3.4 million, or 1.7% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

     COMMERCIAL LOANS. At December 31, 2007, we had $26.8 million in commercial loans, which amounted to 13.0% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $4.6 million at December 31, 2007. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

     Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower's ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Many of our commercial loans have been made to borrowers whose business operations are untested, which increases our risk. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2007, our largest commercial loan was a $2.0 million unsecured tax-exempt loan for the borrower's working capital purposes until their receipt of State Aid funds. This loan was performing according to its repayment terms at December 31, 2007.

     CONSTRUCTION LOANS. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residence. Our construction loans totaled $8.3 million, or 4.0% of our total loan portfolio, at December 31, 2007. To a lesser extent, we also originate commercial construction loans.

     Our construction loans to home builders are repaid on an interest-only basis for the term of the loan (which is generally six to 12 months), with interest calculated on the amount disbursed to the builders based upon a percentage of completion of construction. These loans typically have a maximum loan-to-value ratio of 80%, based on the projected appraised value of the completed project. Interest rates are fixed during the construction phase of the loan. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Most of our construction loans to individuals who intend to occupy the completed dwelling are originated via a "one-step closing" process, whereby the construction phase and end-financing are handled with one loan closing. Prior to funding a construction loan, we require an appraisal of the property from a qualified appraiser approved by us, and all appraisals are reviewed by us.

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

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                     At December 31,
                              ---------------------------------------------------------------------------------------------
                                     2007               2006               2005               2004               2003
                              -----------------  -----------------  -----------------  -----------------  -----------------
                               Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                  (Dollars in thousands)
Real estate loans:
   Residential mortgage ....  $ 97,266    47.3%  $ 99,490    46.9%  $100,042    49.3%  $102,600    52.1%  $ 94,988    57.7%
   Commercial mortgage .....    44,634    21.7%    45,274    21.4%    40,270    19.8%    29,690    15.1%    29,452    17.9%
   Construction ............     8,292     4.0%     9,406     4.4%    10,030     4.9%     8,906     4.5%     5,907     3.6%
Non real estate loans
   Commercial ..............    26,783    13.0%    28,209    13.3%    26,658    13.1%    30,174    15.3%    13,495     8.2%
   Consumer and other
      loans ................    28,650    14.0%    29,556    13.9%    25,907    12.8%    25,544    13.0%    20,895    12.7%
                              --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
   Total Loans .............  $205,625   100.0%  $211,935   100.0%  $202,907   100.0%  $196,914   100.0%  $164,737   100.0%
                                         =====              =====              =====              =====              =====

Other items:
   Deferred loan origination
      costs ................        13                 20                 28                 37                 28
   Deferred loan origination
      fees .....                  (292)              (358)              (336)              (349)              (269)
   Allowance for loan
      losses ..........         (4,013)            (2,079)            (1,416)            (1,214)            (1,036)
                              --------           --------           --------           --------           --------
   Total loans, net.........  $201,333           $209,518           $201,183           $195,388           $163,460
                              ========           ========           ========           ========           ========

     LOAN MATURITY AND YIELD SCHEDULE. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

                        Residential      Commercial                                            Consumer
                         Mortgage         Mortgage       Construction       Commercial        and Other           Total
                     ---------------- ---------------- ---------------- ----------------- ----------------- -----------------
                             Weighted         Weighted         Weighted          Weighted          Weighted          Weighted
                              Average          Average          Average           Average           Average           Average
                      Amount   Rate    Amount   Rate    Amount   Rate    Amount    Rate    Amount    Rate    Amount    Rate
                     ------- -------- ------- -------- ------- -------- -------- -------- -------- -------- -------- --------
                                                              (Dollars in thousands)
Due During the Years
Ending December 31,
2008 ............... $ 9,275   5.70%  $ 5,181   7.06%   $8,292   7.29%   $17,747   7.68%   $ 2,284   8.10%  $ 42,779   7.30%
2009 ...............   3,800   6.69%    7,462   7.35%       --   0.00%     1,761   7.71%     2,285   7.94%    15,308   7.67%
2010 ...............   1,235   7.11%   10,321   7.57%       --   0.00%     3,240   7.79%     2,000   8.01%    16,796   7.84%
2011 to 2012 .......   1,279   7.60%   16,825   7.85%       --   0.00%     3,709   7.73%     5,118   7.39%    26,931   7.49%
2013 to 2017 .......   5,585   6.42%    2,058   7.46%       --   0.00%       326   7.33%     7,643   7.58%    15,612   7.21%
2018 to 2022 .......  15,377   6.10%      467   6.75%       --   0.00%        --   0.00%     6,263   7.55%    22,107   6.76%
2022 and beyond ....  60,715   6.60%    2,320   8.69%       --   0.00%        --   0.00%     3,057   8.17%    66,092   6.80%
                     -------  -----    ------   ----    ------   ----    -------   ----    -------   ----   --------   ----
   Total ........... $97,266  $6.45%   44,634   7.54%   $8,292   7.29%   $26,783   7.70%   $28,650   7.68%  $205,625   7.24%
                     =======           ======           ======           =======           =======          ========

     FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

                               Due After December 31, 2008
                            --------------------------------
                              Fixed    Adjustable     Total
                            --------   ----------   --------
                                       (In thousands)
Residential mortgage ....   $ 40,686     $47,305    $ 87,991
Commercial mortgage .....     34,244       5,209    $ 39,453
Commercial ..............      4,727       4,309    $  9,036
Consumer and other ......     25,919         447    $ 26,366
                            --------     -------    --------
   Total loans ..........   $105,576     $57,270    $162,846
                            ========     =======    ========

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, internet lenders, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors and walk-in customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our residential mortgage lending limits vary by officer experience but range from $150,000 to $400,000. The loan committee must approve any loan from $400,000 up to $500,000, and any loan request over $500,000 must be approved by our Board of Directors. Consumer lending limits by officer range from $25,000 to $150,000. For secured commercial loans, the limit ranges from $75,000 to $400,000.

     A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2007, we had outstanding loan commitments of $33.3 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

     Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to investor guidelines, and closed on standard investor documents. We currently sell to both Freddie Mac and Taylor, Bean & Whitaker (a national wholesale mortgage lender and purchaser). If such loans are sold, the sales are conducted using standard investor purchase contracts and master commitments as applicable. The majority of one- to four-family mortgage loans that we have sold to investors have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.

     We are a qualified loan servicer for Freddie Mac. Our policy has historically been to retain the servicing rights for all conforming loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities. We have recently begun to sell loans to Taylor, Bean & Whitaker on a servicing-released basis to be able to offer additional product choices to our customers.

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

     LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2007, we had $279,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $911,000, $1,044,000 and $1,030,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

     To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $492,000 were included in other assets at December 31, 2007.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated. In 2007, we purchased $11.1 million in commercial real estate loan participations.

                                                     YEARS ENDED DECEMBER 31,
                                                   2007        2006        2005
                                                 --------    --------    --------
                                                          (In Thousands)
Loans receivable at beginning of period ......   $211,935    $202,907    $196,914
Originations:
   Real estate:
      Residential 1-4 family .................     31,496      33,371      54,767
      Commercial and Multi-family ............     21,644      23,760      35,454
Consumer .....................................      9,035      15,992      12,569
                                                 --------    --------    --------
      Total originations .....................     62,175      73,123     102,790
                                                 --------    --------    --------
Loan purchases ...............................     11,125       4,625       8,149
                                                 --------    --------    --------
Loan sales ...................................    (16,287)    (14,632)    (20,070)
Transfer of mortgage loans
   to foreclosed real estate .................     (1,719)       (703)       (695)
Repayments ...................................    (61,604)    (53,385)    (84,181)
                                                 --------    --------    --------
   Total loans receivable at end of period ...   $205,625    $211,935    $202,907
                                                 ========    ========    ========

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

     COLLECTION PROCEDURES. Our general collection procedures provide that when a mortgage, consumer or commercial loan becomes 10 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. We will generally send a "due and payable" letter upon a loan becoming 60 days delinquent. This letter grants the mortgagor 30 days to bring the account paid to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated after this 30-day period. To the extent required by regulations of the Department of Housing and Urban Development ("HUD"), generally within 30 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.

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

     When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2007, we held $1.3 million in properties that were classified REO and $2,000 in assets classified as ORA.

     DELINQUENT LOANS. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                         Loan Delinquent For
                              ----------------------------------------
                                 60-89 Days        90 Days and Over           Total
                              ---------------   ----------------------   ---------------
                              Number   Amount       Number   Amount      Number   Amount
                              ------   ------       ------   ------      ------   ------
                                                (Dollars In Thousands)
At December 31, 2007
   Residential Mortgages ..     24      1,315          6        532        30     1,847
   Commercial Mortgages ...      1        797         --         --         1       797
   Construction ...........     --         --         --         --        --        --
   Commercial .............     --         --          1        100         1       100
   Consumer ...............     19        181         10         45        29       226
                               ---     ------        ---     ------       ---     -----
      Total ...............     44     $2,293         17     $  677        61     2,969
At December 31, 2006
   Residential Mortgages ..     22      1,218          9        645        31     1,863
   Commercial Mortgages ...      1        636          2        221         3       857
   Construction ...........      1         74         --         --         1        74
   Commercial .............      6        317         10        540        16       857
   Consumer ...............     17        105          9         84        26       189
                               ---     ------        ---     ------       ---     -----
      Total ...............     47     $2,350         30     $1,490        77     3,839
At December 31, 2005
   Residential Mortgages ..     24      1,375         19      1,684        43     3,059
   Commercial Mortgages ...     --         --          4        670         4       670
   Construction ...........      1        341         --         --         1       341
   Commercial .............      8        506          2        115        10       621
   Consumer ...............     23        197         13        185        36       382
                               ---     ------        ---     ------       ---     -----
      Total ...............     56     $2,419         38     $2,654        94     5,073
                               ===     ======        ===     ======       ===     =====

     NONPERFORMING ASSETS. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                AT DECEMBER 31,
                                                         -----------------------------
                                                           2007         2006     2005
                                                         -------       ------   ------
                                                            (Dollars in thousands)
Non-Accrual Loans delinquent 90 days or more:
   Residential Mortgage ..............................       697          670      308
   Commercial Mortgage ...............................     3,825        1,395    1,006
   Construction ......................................     3,475           --       --
   Commercial ........................................       433          364       --
   Consumer and other ................................        29           61       39
                                                         -------       ------   ------
Total non-accrual loans delinquent 90 days or more ...   $ 8,459       $2,490   $1,353
                                                         -------       ------   ------
Accrual loans delinquent 90 days or more:
   Residential Mortgage ..............................       532          645    1,684
   Commercial Mortgage ...............................        --          221      670
   Construction ......................................        --           --       --
   Commercial ........................................       100          540      115
   Consumer and other ................................        45           84      185
                                                         -------       ------   ------
      Total accrual loans delinquent 90 days or more..   $   677       $1,490   $2,654
                                                         -------       ------   ------
Total nonperforming loans (1) ........................   $ 9,136       $3,980   $4,007
                                                         =======       ======   ======
Real Estate Owned and Other Repossessed Assets:
   Residential Mortgage ..............................       872          437      427
   Commercial Mortgage ...............................       406           --       --
   Construction ......................................        --           --       --
   Commercial ........................................        --           --       --
   Consumer and other ................................         2           38        8
                                                         -------       ------   ------
Total real estate owned and other repossesed assets
   (2) ...............................................   $ 1,280       $  475   $  435
                                                         =======       ======   ======
Total nonperforming assets ...........................   $10,416       $4,455   $4,442
                                                         =======       ======   ======
Total nonperforming loans to net loans receivable ....      4.54%        1.90%    1.97%
Total nonperforming assets to total assets ...........      4.15%        1.59%    1.57%

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

     When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at December 31, 2007, classified assets consisted of substandard assets of $14.4 million. There were no assets classified as doubtful or loss at December 31, 2007.

     We classify our assets pursuant to criteria similar to the classification structure provided in the OTS regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

                                      AT DECEMBER 31,
                                --------------------------
                                  2007      2006     2005
                                -------   -------   ------
                                      (In Thousands)
Substandard assets ..........   $14,362   $14,027   $3,045
Doubtful assets .............        --       244      105
Loss assets .................        --        --       --
                                -------   -------   ------
   Total classified assets ..   $14,362   $14,271   $3,150
                                =======   =======   ======

     Our investment in land and real estate at December 31, 2007 was classified as substandard by the Office of Thrift Supervision due to slower than expected sales of building lots and condominium units. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned condominium units located in Alpena, Michigan. At December 31, 2007, all but six of the residential lots had been developed and sold and all condominium units were sold. Management believes this is a viable project with sales ongoing. At December 31, 2007, our investment in these properties was approximately $106,000, which is net of an allowance of $130,000 to record the investment at the lower of cost or fair value, less costs to sell. For reporting purposes, this investment is considered "impaired" under the definition of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

                                                  FOR THE YEARS
                                               ENDED DECEMBER 31,
                                            -------------------------
                                             2007     2006     2005
                                            ------   ------   ------
                                             (Dollars in thousands)
Allowance at beginning of period ........   $2,079   $1,416   $1,214
                                            ------   ------   ------
Charge-offs:
   Residential Mortgages ................      225       44       21
   Commercial Mortgages .................       59       --       --
   Commercial ...........................        4        1       57
   Consumer and other ...................      190      163      171
                                            ------   ------   ------
      Total charge offs .................      478      208      249

Recoveries:
   Residential Mortgages ................        1       --       --
   Consumer and other ...................       34       20       83
      Total recoveries ..................       35       20       83
Net (charge offs) recoveries ............      443      188      166
Provision for loan losses ...............    2,377      851      368
                                            ------   ------   ------
Balance at end of year ..................   $4,013   $2,079   $1,416
                                            ======   ======   ======
Ratios:
Net Charge-offs to average loans
   outstanding (annualized) .............     0.21%    0.08%    0.08%
Allowance for loan loss to non-performing
   loans at end of period ...............    43.93%   52.24%   35.34%
Allowance for loan losses to total
   loans at end of period ...............     1.95%    0.98%    0.70%

MORTGAGE BANKING ACTIVITIES

     Our mortgage banking activities involve the origination and subsequent sale into the secondary mortgage market of one- to four-family residential mortgage loans. When loans are sold into the secondary market, we generally retain the rights to service those loans thereby maintaining our customer relationships. We intend to use these customer relationships to cross-sell additional products and services. Loans that we sell are originated using the same personnel and the same underwriting policies as loans that we maintain in our portfolio. The decision whether to sell a loan is dependent upon the type of loan product and the term of the loan. In recent years, we have sold most of our fixed-rate one- to four-family residential loans with maturities of 15 years or greater, and have retained servicing on all of these loans until late 2006 when we began selling some mortgage loans servicing-released to be able to offer additional products to our customers.

     Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2007, we were servicing loans sold to third parties totaling $131.5 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $492,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

     ICA sells life, property, casualty and health insurance products to First Federal of Northern Michigan's borrower customers and others. For example, we routinely offer credit life insurance and property insurance sold through ICA to all borrower customers of First Federal of Northern Michigan, and we expect that borrower customers will be a significant source of business for ICA in the future. In addition, ICA offers workers' compensation insurance, key-man life insurance and property and casualty insurance to our commercial borrowers, which often are small businesses, and we expect this activity to increase as we increase our origination of commercial and commercial real estate loans. Additionally, we attempt to provide the community bank services of First Federal of Northern Michigan to the existing insurance clients of ICA. Finally, ICA and First Federal of Northern Michigan are now able to jointly offer complementary products, including Health Savings Accounts (HSAs) and High Deductible Health Insurance Plans (HDHPs) to customers of both entities and the public in general. An HSA is a tax-free savings account established by an eligible individual or by an employer for an eligible employee that works like an IRA, except that the money is intended to be used for qualified health care costs. An HSA plan combines an HDHP with a tax-deductible savings account. An HSA plan can result in lower health insurance premiums coupled with tax savings, enabling many people to substantially cut their health care cost. HSA-qualified health insurance typically costs 10-50% less than traditional full coverage health insurance because of the higher policy deductibles. HSA assets are required by Federal law to be held by a qualified trustee or custodian. First Federal of Northern Michigan has recently completed the requirements to become a qualified HSA custodian, and ICA is able to offer HDHPs through Blue Cross/Blue Shield.

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

     In recent years, approximately 70%- 75% of ICA's revenues have been derived from the sale of Blue Cross/Blue Shield health insurance products. For the twelve months ended December 31, 2007, 35% of ICA's health insurance revenues were generated through an exclusive Blue Cross/Blue Shield contract under which business members of 11 chambers of commerce in our market area use ICA as their insurance agency. ICA earns a commission of approximately 2.0% on insurance products sold to business members of the chambers of commerce, and earns a 7% commission on insurance products sold to others. ICA had been operating under this exclusive contract since 1988. The contract provided for an indefinite term, though it was subject to termination by either party on 60 days notice. Blue Cross/Blue Shield had the ability to revise the schedule of commissions under the contract no more frequently than annually. Effective January 1, 2006, this exclusive contract was terminated. However, ICA will continue to receive commissions on insurance products sold through the chambers of commerce prior to the termination and can continue to sell health insurance products to non-chamber of commerce customers.

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

REAL ESTATE DEVELOPMENT ACTIVITIES

     On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See "--Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2007, we had sold 36 of the 43 lots comprising this property and two of the smaller lots had been combined into one lot, so that at December 31, 2007 six lots remained unsold. Our investment in land and real estate is "held for sale" and separately stated in the statement of financial condition, net of any allowance for impairment. Management is actively marketing the property by using local real estate agents to facilitate the sale of these properties. For reporting purposes, this investment is considered "impaired" under the definition in SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell, which may include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

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

     At December 31, 2007, our investment in these properties was approximately $106,000, which was net of an allowance of $130,000. At December 31, 2007, management prepared an analysis by obtaining an updated fair value, less cost to sell, on these properties. Based on the analysis, additional impairment of $30,000 was identified and the allowance was increased to $130,000.

INVESTMENT ACTIVITIES

     Our investment securities portfolio comprises U.S. Government and state agency obligations and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, and other investments. At December 31, 2007, we had no investments in unrated securities. At December 31, 2007, $20.2 million, or 86.5% of our investment portfolio was scheduled to mature in less than five years, and $3.1 million, or 13.4%, was scheduled to mature in over five years. At December 31, 2007, $5.6 million, or 23.8% of our investment portfolio was scheduled to mature in less than one year.

     At December 31, 2007, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $19.3 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

     We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2007, mortgage-backed securities totaled $1.3 million, or 5.3% of total investments. At December 31, 2007, 78.7% of our mortgage-backed securities were secured by balloon loans. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.

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

     SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2007, all of our investment securities were designated as available for sale except for $2.8 million in municipal bond investments designated as held to maturity.

     Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                          AT DECEMBER 31,
                                  ---------------------------------------------------------------
                                          2007                  2006                  2005
                                  -------------------   -------------------   -------------------
                                  Amortized     Fair    Amortized     Fair    Amortized     Fair
                                     Cost      Value       Cost      Value       Cost      Value
                                  ---------   -------   ---------   -------   ---------   -------
                                                           (In Thousands)
Debt Securities:
   U.S. Government and
      agency obligations ......    $18,477    $18,515    $36,271    $35,902    $43,825    $43,261
   State agency and municipal
      obligations .............      3,600      3,623      3,771      3,789      5,595      5,525
                                   -------    -------    -------    -------    -------    -------
Mortgage-backed securities:
   Pass-through securities:
      Fannie Mae ..............         --         --        576        539        675        634
      Freddie Mac .............      1,076      1,054      3,007      2,888      3,698      3,559
      Ginnie Mae ..............        197        197      1,622      1,594      2,086      2,057
                                   -------    -------    -------    -------    -------    -------
   Total debt securities ......     23,350     23,389     45,247     44,712     55,879     55,036
                                   -------    -------    -------    -------    -------    -------
Marketable equity securities
   Common stock ...............          3         87          3        171          2        163
                                   -------    -------    -------    -------    -------    -------
   Total equity securities ....          2         87          3        171          2        163
                                   -------    -------    -------    -------    -------    -------
   Total interest securities ..    $23,352    $23,476    $45,250    $44,883    $55,881    $55,199
                                   =======    =======    =======    =======    =======    =======

     Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                                     AT DECEMBER 31, 2007
                          ---------------------------------------------------------------------------------------------------------
                                             More than One Year More than Five Years
                           One Year or Less  Through Five years   Through Ten Years  More than Ten Years      Total Securities
                          ------------------ ------------------ -------------------- ------------------- --------------------------
                                    Weighted           Weighted            Weighted             Weighted                   Weighted
                          Amortized  Average Amortized  Average  Amortized  Average   Amortized  Average Amortized   Fair   Average
                            Cost      Yield    Cost      Yield     Cost      Yield       Cost     Yield     Cost    Value    Yield
                          --------- -------- --------- --------  --------- --------   --------- -------- --------- ------- --------
                                                                    (Dollars in Thousands)
DEBT SECURITIES:
   U.S. Government and
      agency securities..   $5,498    4.16%   $12,979    4.37%         --    0.00%      $   --    0.00%   $18,477  $18,514   4.31%
   State agency and
      municipal
      obligations .......       80    3.56%       594    3.57%        877    4.01%       2,048    4.68%     3,600    3,623   4.31%
                            ------    ----    -------    ----      ------    ----       ------    ----    -------  -------
   Mortgage-backed
      securities
      Fannie Mae ........       --    0.00%        --    0.00%         --    0.00%          --    0.00%        --       --   0.00%
      Freddie Mac .......       --    0.00%     1,056    3.66%         20    6.53%          --    0.00%     1,076    1,054   3.71%
      Ginnie Mae ........       --    0.00%        --    0.00%        152    6.15%          45    6.46%       197      197   6.22%
                            ------    ----    -------    ----      ------    ----       ------    ----    -------  -------   ----
   Total debt
      securities ........    5,578             14,629               1,049                2,093             23,350   23,388
                            ------            -------              ------               ------            -------  -------
MARKETABLE EQUITY
   SECURITIES:
   Common Stock .........       --    0.00%        --    0.00%         --    0.00%           2    0.00%         2       87   0.00%
                            ------            -------              ------               ------            -------  -------   ----
   Total investment
      securities.........   $5,578            $14,629              $1,049               $2,095            $23,352  $23,475
                            ======            =======              ======               ======            =======  =======

SOURCES OF FUNDS

     GENERAL. Deposits are the major source of our funds for lending and other investment purposes. We generate deposits from our nine full-service offices in Alpena, Mio, Cheboygan, Oscoda, Lewiston, Mancelona, Alanson and Gaylord. In addition to deposits, we derive funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. We currently are managing liquidity levels and loan funding primarily through secondary mortgage market sales.

     DEPOSITS. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2007 we had no brokered deposits. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above-market rates on deposit products.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                         At December 31,
                               --------------------------------------------------------------------------------------------------
                                            2007                              2006                              2005
                               ------------------------------   --------------------------------   ------------------------------
                                                     Weighted                           Weighted                         Weighted
                                                      Average                            Average                         Average
                                           Percent   Interest               Percent     Interest               Percent   Interest
                                Amount    of Total      Rate     Amount    of Total        Rate     Amount    of Total    Rate
                               --------   --------   --------   --------   --------     --------   --------   --------   --------
                                                                                      (Dollars in thousands)
Non-interest-bearing .......   $ 10,186      6.19%       NA     $ 10,029      5.66%         NA     $ 10,878      5.76%       NA
NOW accounts ...............     15,135      9.20%     0.32%      15,526      8.77%       0.31%      16,620      8.81%     0.32%
Passbook ...................     15,595      9.48%     0.30%      18,957     10.71%       0.30%      21,853     11.58%     0.30%
Investment sweep account ...      7,006      4.26%     2.65%       6,495      3.67%       3.86%       5,250      2.78%     3.14%
Money market accounts ......     11,116      6.76%     2.61%      12,450      7.03%       2.64%      11,544      5.12%     1.53%
Time deposits that mature:
   Less than 12 months .....     77,275     46.98%     4.37%      86,106     48.63%       4.52%      82,397     43.66%     3.63%
   Within 12-36 months .....     24,944     15.17%     4.68%      19,670     11.11%       4.08%      30,324     16.07%     3.17%
   Beyond 36 months ........      3,213      1.95%     4.22%       7,125      4.02%       5.31%       8,554      4.53%     4.16%
   Jumbo ...................         --      0.00%     0.00%         700      0.40%       4.04%       1,315      0.70%     4.26%
                               --------    ------      ----     --------    ------        ----     --------    ------      ----
Total deposits .............   $164,470    100.00%     3.19%    $177,058    100.00%       3.27%    $188,735    100.00%     2.56%
                               ========    ======      ====     ========    ======        ====     ========    ======      ====

     TIME DEPOSIT RATES. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 7 to our consolidated financial statements contained within Exhibit 13) for a more detailed breakdown by rate range):

                                       At December 31,
                               ------------------------------
            Rate                 2007       2006       2005
            ----               --------   --------   --------
                                       (In Thousands)
Less than 2%                   $     --   $    757   $  7,443
2.00 percent to 2.99 percent     11,346      4,487     20,199
3.00 percent to 3.99 percent     11,977     25,847     59,350
4.00 percent to 4.99 percent     70,900     52,502     25,470
5.00 percent to 6.99 percent      9,857     28,503      8,667
7.00 percent to 8.99 percent      1,352      1,505      1,461
                               --------   --------   --------
                               $105,432   $113,601   $122,590
                               ========   ========   ========

     TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at December 31, 2007.

                                           1 - Less   2 - Less   3 - Less   5 years
                               Less Than    than 2     than 3     than 5      and
            Rate                One Year     Years      Years      Years    Greater     Total
            ----               ---------   --------   --------   --------   -------   --------
Less than 2%                    $    --     $    --    $   --     $   --      $ --    $     --
2.00 percent to 2.99 percent     10,750         218       265         --       113      11,346
3.00 percent to 3.99 percent      7,997       2,787       864        183       146      11,977
4.00 percent to 4.99 percent     52,796      14,566     1,280      2,075       183      70,900
5.00 percent to 6.99 percent      5,732       1,599     2,013        513        --       9,857
7.00 percent to 8.99 percent         --          --     1,352         --        --       1,352
                                -------     -------    ------     ------      ----    --------
                                $77,275     $19,170    $5,774     $2,771      $442    $105,432
                                =======     =======    ======     ======      ====    ========

     As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $30.1 million. The following table sets forth the maturity of those certificates as of December 31, 2007.

                                Certificates
       Maturity Period           of Deposit
       ---------------         --------------
                               (In thousands)
Three months or less .......       $ 8,927
Three through six months ...         3,691
Six through twelve months ..        10,279
Over twelve months .........         7,223
                                   -------
   Total ...................       $30,120
                                   =======

     BORROWINGS. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2007, we had access to additional Federal Home Loan Bank advances of up to $37.8 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

                                                    Years Ended December 31,
                                                  ---------------------------
                                                    2007      2006      2005
                                                  -------   -------   -------
                                                     (Dollars in Thousands)
Balance at end of period                          $52,684   $66,042   $54,403
Average balance during period                     $54,425   $62,159   $51,627
Maximum outstanding at any month end              $66,850   $66,650   $61,440
Weighted average interest rate at end of period      4.68%     5.09%     4.40%
Average interest rate during period                  4.78%     4.99%     4.51%

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

     One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2007, First Federal of Northern Michigan's investment in Financial Services & Mortgage Corporation was $304,000. The primary asset of the subsidiary is an investment in land and real estate. See "Real Estate Development Activities." At December 31, 2007, Financial Services & Mortgage Corporation owned six developed building sites which were being offered for sale. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

     First Federal of Northern Michigan's second subsidiary, ICA, is a licensed insurance agency engaged in the business of property, casualty and health insurance sales. First Federal of Northern Michigan acquired ICA in June 2003 for $2.87 million. ICA's revenues are derived from the sale of life insurance, property and casualty insurance and health insurance. At December 31, 2007, life insurance revenues represented 6% of sales, property and casualty insurance revenues represented 24% of sales and health insurance sales represented 70% of sales. At December 31, 2007, 35% of the health insurance sales resulted from a contract under which 11 chambers of commerce in 10 surrounding counties offer their constituents the opportunity to purchase group health plans through ICA. This contract was terminated effective January 1, 2006; however, ICA will continue to receive commissions on polices sold under this contract prior to December 31, 2005 and can continue to sell health products to non-chamber of commerce customers, however see "Subsequent Events" in the "Management's Discussion and Analysis of Financial Condition and Results of operations" Section of our Annual Report for the year ended December 31, 2007.

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

PERSONNEL

     As of December 31, 2007, First Federal of Northern Michigan had 79 full-time and 23 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. ICA had 17 full-time and 3 part-time employees as of the same date. First Federal of Northern Michigan Bancorp, Inc. and FSMC have no separate employees.

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

     At December 31, 2007, First Federal of Northern Michigan's capital exceeded all applicable requirements. The following table sets forth the Bank's capital position at December 31, 2007 and 2006, as compared to the minimum capital requirements.

                                                  AT DECEMBER 31,
                                     -----------------------------------------
                                             2007                  2006
                                     -------------------   -------------------
                                                Percent               Percent
                                      Amount   of Assets    Amount   of Assets
                                     -------   ---------   -------   ---------
                                              (Dollars in Thousands)
Equity capital ...................   $31,154         12.42%   $34,615     12.32%

Tangible Capital Requirement:
   Tangible capital level ........    27,295         11.05%    30,550     11.03%
   Requirement ...................     3,705          1.50%     4,157      1.50%
                                     -------         -----     ------     -----
   Excess ........................    23,590          9.55%    26,393      9.53%

Core Capital Requirement:
   Core capital level ............    27,295         11.05%    30,550     11.03%
   Requirement ...................     9,880          4.00%    11,083      4.00%
                                     -------         -----    -------     -----
   Excess ........................    17,415          7.05%    19,467      7.03%

Risk-based Capital Requirement:
   Risk-based capital level ......    29,607         16.27%    32,705     17.10%
   Requirement ...................    14,558          8.00%    15,302      8.00%
                                     -------         -----    -------     -----
   Excess ........................    15,049          8.27%    17,403      9.10%

     LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

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

     A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, First Federal of Northern Michigan maintained approximately 91.8% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received an "outstanding" Community Reinvestment Act rating in its most recent federal examination.

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

     At December 31, 2007, First Federal of Northern Michigan met the criteria for being considered "well-capitalized."

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

     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

     Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the Financing Corporation assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

     FEDERAL HOME LOAN BANK SYSTEM. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2007, First Federal of Northern Michigan was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2007, First Federal of Northern Michigan's total federal pre-1988 reserve was approximately $60,000.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, First Federal of Northern Michigan had a net operating loss which it may carry back and/or forward for federal income tax purposes.

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

     On August 9, 2006, the Michigan Legislature approved the repeal of the Michigan SBT for tax years beginning after December 31, 2007. The Michigan SBT has been replaced with the Michigan Business Tax (MBT). Financial Institutions are subject to a component of the MBT, the Financial Institutions Tax, which is based on capital rather than taxable earnings.

     Other applicable state taxes include generally applicable sales, use and real property taxes.

     As a Maryland business corporation, First Federal of Northern Michigan Bancorp, Inc. is required to file annual returns with the State of Maryland.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2007, First Federal of Northern Michigan owned its main office and all of its branch offices. At December 31, 2007, the aggregate net book value of our premises and equipment was $7.6 million, net of $3.9 million of depreciation. The following is a list of our locations:

MAIN OFFICE

100 South Second Avenue
Alpena, Michigan 49707

BRANCH OFFICES

300 South Ripley Boulevard
Alpena, Michigan 49707

6232 River Street
Alanson, Michigan 49706

101 South Main Street
Cheboygan, Michigan 49721

1000 South Wisconsin
Gaylord, Michigan 49735

2885 South County Road #489
Lewiston, Michigan 49756

INSURANCENTER OF ALPENA

123 S. Second Avenue
Alpena, Michigan 49707

625 North Williams Street (2)
Mancelona, Michigan 49659

308 North Morenci
Mio, Michigan 48647

201 North State Street
Oscoda, Michigan 48750

11874 U.S. 23 South (1)
Ossineke, Michigan 49766

----------
(1) This branch was closed on February, 16, 2007. The property has been listed for sale.

(2) This branch was closed on February 1, 2008. The property sold in March, 2008.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2007, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) First Federal of Northern Michigan Bancorp, Inc.'s common stock is traded on the Nasdaq Global Market under the symbol "FFNM."

          As of December 31, 2007 there were 2,884,249 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2007, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to
          Exhibit 13, the Company's Annual Report to Stockholders.

          A table of Securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007 is presented in the Company's proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

     (b)  Not Applicable

     (c) First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Information contained in the section captioned "Management's Discussion and Analysis or Plan of Operation" is incorporated by reference to Exhibit 13, the Company's Annual Report to Stockholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     (a)        Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     (b)         Management's Annual Report on Internal Control over Financial
          Reporting.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

     (c)         Changes in Internal Control over Financial Reporting.

     There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

** Incorporated by reference to the Definitive Proxy materials filed on April 10, 2006 (No. 000-31957).

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

                                        Date: March 31, 2008

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

Date: March 31, 2008                    Date: March 31, 2008


By: /s/ James Rapin                     By: /s/ Keith Wallace
    ---------------------------------       ------------------------------------
    James Rapin, Chairman                   Keith Wallace, Director

Date: March 31, 2008                    Date: March 31, 2008


By: /s/ Gary VanMassenhove              By: /s/ Thomas R. Townsend
    ---------------------------------       ------------------------------------
    Gary VanMassenhove, Director            Thomas R. Townsend, Director

Date: March 31, 2008                    Date: March 31, 2008