Form 10-Q
period 2008-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-05-13
CIK 1128227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [ ]                Accelerated filer         [ ]

        Non-accelerated filer   [ ]                Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01                        Outstanding at May 10, 2008
       (Title of Class)                                    2,884,249 shares

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
   Consolidated Balance Sheet at March 31, 2008 and December 31, 2007....      3
   Consolidated Statements of Income for the Three Months Ended March 31,
      2008 and March 31, 2007............................................      4
   Consolidated Statement of Changes in Stockholders' Equity for the
      Three Months Ended March 31, 2008..................................      5
   Consolidated Statements of Cash Flows for the Three Months Ended March
      31, 2008 and March 31, 2007........................................      6
   Notes to Unaudited Consolidated Financial Statements..................      7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.............................................     15
ITEM 3 - QUANTITATIVE AND QUALITITIVE DISCLOSURE OF MARKET RISK..........     20
ITEM 4T - CONTROLS AND PROCEDURES........................................     21

                           Part II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS..............................................     22
ITEM 1A - RISK FACTORS...................................................     22
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....     22
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................     22
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     22
ITEM 5 - OTHER INFORMATION...............................................     22
ITEM 6 - EXHIBITS........................................................     22
         Section 302 Certifications
         Section 906 Certifications

When used in this Form 10-Q or future filings by First Federal of Northern Michigan Bancorp, Inc. (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                       March 31, 2008       2007
                                                       --------------   -------------
                                                         (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ....................    $  2,683,164    $   3,567,858
Overnight deposits with FHLB .......................       2,690,261        1,772,999
                                                        ------------    -------------
Total cash and cash equivalents ....................       5,373,425        5,340,857
Securities AFS .....................................      20,178,351       20,680,913
Securities HTM .....................................       3,074,788        2,770,000
Loans held for sale ................................         501,719               --
Loans receivable, net of allowance for loan losses
   of $3,974,892 and $4,013,454 as of March 31, 2008
   and December 31, 2007, respectively .............     195,558,269      201,333,427
Foreclosed real estate and other repossessed
   assets ..........................................       1,130,671        1,279,543
Federal Home Loan Bank stock, at cost ..............       4,196,900        4,196,900
Premises and equipment .............................       7,369,632        7,619,016
Accrued interest receivable ........................       1,641,106        1,699,706
Intangible assets ..................................       1,968,733        2,093,735
Goodwill ...........................................       1,408,604        1,396,854
Other assets .......................................       2,352,301        2,420,340
                                                        ------------    -------------
Total assets .......................................    $244,754,498    $ 250,831,292
                                                        ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...........................................    $163,146,423    $ 164,469,673
Advances from borrowers for taxes and insurance ....         173,757              729
Federal Home Loan Bank advances and Note Payable ...      48,099,195       52,683,795
Accrued expenses and other liabilities .............         871,009        1,173,550
                                                        ------------    -------------
Total liabilities ..................................     212,290,384      218,327,747
                                                        ------------    -------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares
   authorized 3,191,999 shares issued) .............          31,920           31,920
Additional paid-in capital .........................      24,339,439       24,327,466
Retained earnings ..................................      12,240,496       12,416,364
Treasury stock at cost (307,750 shares) ............      (2,963,918)      (2,963,918)
Unallocated ESOP ...................................        (933,541)        (958,651)
Unearned compensation ..............................        (381,598)        (414,549)
Accumulated other comprehensive income .............         131,316           64,913
                                                        ------------    -------------
Total stockholders' equity .........................      32,464,114       32,503,545
                                                        ------------    -------------
Total liabilities and stockholders' equity .........    $244,754,498    $ 250,831,292
                                                        ============    =============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                         For the Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                          2008         2007
                                                       ----------   ----------
                                                             (Unaudited)
Interest income:
Interest and fees on loans .........................    3,274,547    3,585,927
Interest and dividends on investments ..............      276,577      499,352
Interest on mortgage-backed securities .............       38,400       44,969
                                                       ----------   ----------
Total interest income ..............................    3,589,524    4,130,248
                                                       ----------   ----------
Interest expense:
Interest on deposits ...............................    1,294,452    1,431,910
Interest on borrowings .............................      572,919      802,086
                                                       ----------   ----------
Total interest expense .............................    1,867,371    2,233,996
                                                       ----------   ----------
Net interest income ................................    1,722,153    1,896,251
Provision for loan losses ..........................       24,970       85,629
                                                       ----------   ----------
Net interest income after provision for loan
   losses ..........................................    1,697,183    1,810,622
                                                       ----------   ----------
Non Interest income:
Service charges and other fees .....................      226,175      197,015
Mortgage banking activities ........................      104,806       87,884
Gain on sale of available-for-sale investments .....       16,052           --
Net gain (loss) on sale of premises and equipment,
   real estate owned and other repossessed assets...      (2,801)       (1,833)
Other ..............................................       23,030       11,929
Insurance & Brokerage Commissions ..................      610,031      692,819
                                                       ----------   ----------
Total non interest income ..........................      977,293      987,814
                                                       ----------   ----------
Non interest expenses:
Compensation and employee benefits .................    1,477,437    1,568,828
SAIF Insurance Premiums ............................       19,188        5,500
Advertising ........................................       39,646       40,519
Occupancy ..........................................      345,377      367,617
Amortization of intangible assets ..................      125,002      124,881
Service Bureau Charges .............................       82,369       75,945
Insurance & Brokerage Commission Expense ...........      223,876      240,800
Professional Services ..............................       92,347       80,279
Other ..............................................      316,813      285,331
                                                       ----------   ----------
Total non interest expenses ........................    2,722,055    2,789,699
                                                       ----------   ----------
Income (loss) before income tax benefit ............      (47,579)       8,737
Income tax benefit .................................      (15,923)     (13,023)
                                                       ----------   ----------
Net income (loss) ..................................   $  (31,656)  $   21,760
                                                       ==========   ==========
Per share data:
Basic earnings (loss) per share ....................   $    (0.01)  $     0.01
Weighted average number of shares outstanding ......    2,884,249    3,033,303
Diluted earnings (loss) per share ..................   $    (0.01)  $     0.01
Weighted average number of shares outstanding,
   including dilutive stock options ................    2,884,249    3,034,309
Dividends per common share .........................   $    0.050   $    0.050

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                     Accumulated
                                                Additional                                              Other
                          Common    Treasury     Paid-in      Unearned      Retained   Unallocated  Comprehensive
                          Stock      Stock       Capital    Compensation    Earnings       ESOP         Income        Total
                         -------  -----------  -----------  ------------  -----------  -----------  -------------  -----------
Balance at December 31,
   2007 ...............  $31,920  $(2,963,918) $24,327,466   $(414,549)   $12,416,364   $(958,651)     $ 64,913    $32,503,545
Stock Options/Awards
   Expensed ...........       --           --       18,050      32,951             --          --            --         51,001
Unallocated ESOP ......       --           --       (6,077)         --             --      25,110            --         19,033
Net loss for the
   period .............       --           --           --          --        (31,656)         --            --        (31,656)
Changes in unrealized
   gain:
   on available-for-
   sale securities
   (net of tax of
   $34,208) ...........       --           --           --          --             --          --        66,403         66,403
                                                                                                                   -----------
Total comprehensive
   income .............       --           --           --          --             --          --            --         34,747
Dividends declared ....       --           --           --          --       (144,212)         --            --       (144,212)
                         -------  -----------  -----------   ---------    -----------   ---------      --------    -----------
Balance at March 31,
   2008 ...............  $31,920  $(2,963,918) $24,339,439   $(381,598)   $12,240,496   $(933,541)     $131,316    $32,464,114
                         =======  ===========  ===========   =========    ===========   =========      ========    ===========

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            For Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                             2008           2007
                                                         ------------   ------------
                                                                 (Unaudited)
Cash flows from operating activities:
Net income (loss)  ...................................   $    (31,656)  $     21,761
Adjustments to reconcile net income (loss) to net cash
      from operating activities:
   Depreciation and amortization .....................        273,742        276,520
   Provision for loan loss ...........................         24,970         85,629
   Amortization and accretion on securities ..........          3,018         10,615
   Gain on sale of securities ........................        (16,052)            --
   Originations of loans held for sale ...............     (2,960,216)    (3,123,990)
   Principal amount of loans sold ....................      2,458,497      3,023,913
   Change in accrued interest receivable .............         58,600         54,869
   Change in other assets ............................        334,869         31,069
   Change in accrued expenses and other liabilities ..       (336,747)       458,076
   Stock options/awards expensed .....................         51,001         52,605
                                                         ------------   ------------
Net cash provided by (used in) operating activities ..       (139,974)       891,067
                                                         ------------   ------------

   Net decrease in loans .............................      5,750,188      4,602,749
   Proceeds from maturity and sale of
      available-for-sale securities ..................     11,633,088      4,180,313
   Purchase of securities ............................    (11,321,671)            --
   Purchase of premises and equipment ................        (29,063)      (187,579)
                                                         ------------   ------------
Net cash provided by investing activities ............      6,032,542      8,595,483
                                                         ------------   ------------
   Net decrease in deposits ..........................     (1,323,250)    (3,895,919)
   Dividend paid on common stock .....................       (144,212)      (149,575)
   ESOP shares committed to be released ..............         19,033         23,029
   Net increase in advances from borrowers ...........        173,029        146,364
   Additions to advances from Federal Home Loan Bank
      and notes payable ..............................      5,000,000     12,500,000
   Repayments of Federal Home Loan Bank advances and
      notes payable ..................................     (9,584,600)   (17,950,000)
   Purchase of treasury shares .......................             --       (358,485)
                                                         ------------   ------------
Net cash provided used in financing activities .......     (5,860,000)    (9,684,586)
                                                         ------------   ------------
Net increase (decrease) in cash and cash
   equivalents .......................................         32,568       (198,036)
Cash and cash equivalents at beginning of period .....      5,340,857      4,992,801
                                                         ------------   ------------
Cash and cash equivalents at end of period ...........   $  5,373,425   $  4,794,765
                                                         ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes .........   $         --   $         --
                                                         ============   ============
Cash paid during the period for interest .............   $  1,983,895   $  2,233,311
                                                         ============   ============

See accompanying notes to the consolidated financial statements.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2008, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2007. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of March 31, 2008 would have changed by approximately $389,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of March 31, 2008, we were servicing loans sold to others totaling $130.6 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at March 31, 2008 included the following:

Annual constant prepayment speed (CPR):        13.45%
Weighted average life remaining (in months):     242
Discount rate used:                            9.00%

     At the March 31, 2008 valuation, we calculated the value of our mortgage servicing rights to be $1.1 million and the weighted average life remaining of those rights was 40 months. The book value of our mortgage servicing rights as of March 31, 2008 was $472,000 which was $628,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     Effective May 1, 2005, one of the former owners of ICA retired, requiring an evaluation of the impact that this retirement could have on both the customer list intangible and an exclusive Blue Cross-Blue Shield ("BCBS") contract. Management determined that the retirement could open the door for BCBS to re-negotiate the exclusive contract, including the possibility that the contract could be terminated. In addition, Management considered the possibility that the customer base could deteriorate as a result of the retirement. Management made assumptions based on this uncertainty and estimated the impact this could have on long-term cash flows. Management did not believe there was uncertainty with respect to near-term cash flows. Based on the guidance of SFAS 142, Management prospectively changed the amortization for these assets based on our new expectations. At that point, the remaining useful life of the assets was determined to be 10 years. Despite the decrease in estimated useful lives, cash flows from these assets have not deteriorated.

     Effective January 1, 2006 the exclusive third-party contract with BCBS was terminated. Prior to January 1, 2006, the ICA exclusive agent contract with BCBS entitled ICA to an override commission of 1.9% on all health premiums written through local Chambers of Commerce in Northeast Michigan. On any health insurance contracts in place as of December 31, 2005, ICA will continue to receive the 1.9% commission; however, there will be no new groups added to this program effective January 1, 2006. At that point, due to the uncertainty of potential run-off of customer accounts, management decreased the estimated useful life to 5 years beginning January 1, 2006. However, given the amount of actual override commissions received, management did not anticipate a decrease in cash flows in the near term.

     Goodwill was created in both the 2003 ICA transaction and the 2005 customer list purchase. Goodwill will not be amortized but tested annually for impairment. Annual tests of impairment have included obtaining third party sales multiple information for comparable companies. The mean of the multiples is applied to annual net sales of ICA and added to the value of tangible assets less current liabilities. This value is then compared to the current book value of Goodwill, Intangibles, and Investment in ICA. Each year this analysis has indicated no impairment of Goodwill exists. The $900,000 of payments made under the earn-out agreement in the ICA transaction were added to goodwill as was $59,000 in earn-out payments accrued in 2007 and 2006 related to the 2005 customer list purchase.

     We have in the past purchased a branch or branches from other financial institutions. Our analysis of these branch acquisitions led us to conclude that in each case, we acquired a business and therefore, the excess of purchase price over fair value of net assets acquired has been allocated to core deposit intangible assets. Our conclusion was based on the fact that in each case we acquired employees, customers and branch facilities. The expected life for core deposit intangibles is based on the type of products acquired in an acquisition. The amortization periods range from 10 to 15 years and are based on the expected life of the products. The expected life was determined based on an analysis of the life of similar products within the Company and local competition in the markets where the branches were acquired. The core deposit intangibles are amortized on a straight line basis. The core deposit intangible is analyzed quarterly for impairment.

     FAS 157 -- Fair Value Measurements. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

     In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

     Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

     Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

     In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

     Disclosures concerning assets and liabilities measured at fair value are as follows:

      ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS AT
                                 MARCH 31, 2008
                             (DOLLARS IN THOUSANDS)

                                              QUOTED PRICES
                                                IN ACTIVE         SIGNIFICANT
                                               MARKETS FOR           OTHER           SIGNIFICANT
                                                IDENTICAL         OBSERVABLE        UNOBSERVABLE       BALANCE AT
                                            ASSETS (LEVEL 1)   INPUTS (LEVEL 2)   INPUTS (LEVEL 3)   MARCH 31, 2008
                                            ----------------   ----------------   ----------------   --------------
ASSETS
Investment securities- available-for-sale        $20,178              $--                $--             $20,178
LIABILITIES
None

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held-to-maturity investments and loans. For the assets valued using Level 3 inputs, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. For the three months ended March 31, 2008 the Company recognized a non-cash impairment charge of $79,000 to adjust these assets to their estimated fair values.

              ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
                             (DOLLARS IN THOUSANDS)

                                              QUOTED PRICES                                   TOTAL
                                                IN ACTIVE     SIGNIFICANT                  LOSSES FOR
                                               MARKETS FOR       OTHER       SIGNIFICANT   THE PERIOD
                                    BALANCE     IDENTICAL      OBSERVABLE   UNOBSERVABLE      ENDED
                                   AT MARCH       ASSETS         INPUTS        INPUTS       MARCH 31,
                                   31, 2008     (LEVEL 1)      (LEVEL 2)      (LEVEL 3)       2008
                                   --------   -------------   -----------   ------------   ----------
ASSETS
   Investments- held-to-maturity    $3,075         $--           $3,075        $   --         $ --
   Impaired loans accounted for
      under FAS 114                 $8,300         $--                         $8,300          (79)
                                                                                           ----------
                                                                                              $(79)

     Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. The assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically baaed on outside appraisals).

     Other assets, including bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

     In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 ("EITF 06-11"), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

NOTE 2 -- DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On March 19, 2008, the Company declared a cash dividend on its common stock, payable on or about April 18, 2008, to shareholders of record as of March 31, 2008, equal to $0.05 per share. The dividend on all shares outstanding totaled $144,212.

NOTE 3 -- 1996 STOCK OPTION PLAN, 1996 RECOGNITION AND RETENTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

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

     During the three months ended March 31, 2008 the Company awarded no shares under the Recognition and Retention Plan ("RRP"). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     STOCK OPTIONS - A summary of option activity under the Plan during the three months ended March 31, 2008 is presented below:

                                                             Weighted-
                                                              Average
                                                             Remaining
                                              Weighted-     Contractual   Aggregate
                                               Average          Term      Intrinsic
           Options                Shares   Exercise Price     (Years)       Value
------------------------------   -------   --------------   -----------   ---------
Outstanding at January 1, 2008   196,992        $9.48
Granted                                0          N/A
Exercised                              0          N/A
Forfeited or expired              (4,060)       $9.55
Outstanding at March 31, 2008     192,932        $9.48           8.04          $0
Exercisable at March 31, 2008     49,760        $9.27           7.61          $0

     A summary of the status of the Company's nonvested shares as of March 31, 2008, and changes during the quarter ended March 31, 2008, is presented below:

                                          Weighted-
                                           Average
                                         Grant-Date
      Nonvested Shares          Shares   Fair Value
----------------------------   -------   ----------
Nonvested at January 1, 2008   154,400    $2.10
Granted                              0      N/A
Vested                          (7,168)   $1.94
Forfeited                       (4,060)   $2.22
Nonvested at March 31, 2008    143,172    $2.11

     As of March 31, 2008 there was $270,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the three months ended March 31, 2008 was $14,294.

     RESTRICTED STOCK AWARDS - As of March 31, 2008 there was $382,000 of unrecognized compensation cost related to nonvested restricted stock awards under the plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 4 -- COMMITMENTS TO EXTEND CREDIT

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

     At March 31, 2008, the Company had outstanding commitments to originate loans of $39.3 million. These commitments included $9.1 million for permanent one-to-four family dwellings, $8.2 million for non-residential loans, $270,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $6.9 million of undisbursed lines of credit on home equity loans, $1.4 million of unused credit card lines, $11.3 million of unused commercial lines of credit, $390,000 of undisbursed commercial construction, $180,000 of unused Letters of Credit and $1.6 million in unused Bounce Protection.

NOTE 5 -- SUBSEQUENT EVENTS

         On March 4, 2008, the Company announced that its wholly owned subsidiary, the InsuranCenter of Alpena ("ICA"), intended to sell to the Grotenhuis Group (a managing agent for Blue Cross Blue Shield of Michigan) the rights to service insurance contracts and collect commissions on such contracts written through local Chambers of Commerce located in an 11-county area in northeast Michigan. The purchase closed effective April 1, 2008. As part of the transaction, certain employees of ICA transferred to the Grotenhuis Group to service the contracts. The Company expects to record a nominal gain in connection with the sale, which represents $273,000 of the intangible assets discussed in Note 1.

NOTE 6 -- SEGMENT REPORTING

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

                                                                  For the Three Months Ended
                                                                        March 31, 2008
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,589   $    9       $  (9)     $  3,589
INTEREST EXPENSE                                            1,874        2          (9)        1,867
                                                         --------   ------       -----      --------
NET INTEREST INCOME - Before provision for loan losses      1,715        7          --         1,722
PROVISION FOR LOAN LOSSES                                      25       --          --            25
                                                         --------   ------       -----      --------
NET INTEREST INCOME - After provision for loan losses       1,690        7          --         1,697
OTHER INCOME                                                  366      611          --           977
OPERATING EXPENSES                                          2,072      650          --         2,722
                                                         --------   ------       -----      --------
LOSS - Before federal income tax                              (16)     (32)         --           (48)
FEDERAL INCOME TAX                                             (5)     (11)         --           (16)
                                                         --------   ------       -----      --------
NET LOSS                                                 $    (11)  $  (21)      $  --      $    (32)
                                                         ========   ======       =====      ========
DEPRECIATION AND AMORTIZATION                            $    188   $   86       $  --      $    274
                                                         ========   ======       =====      ========
ASSETS                                                   $240,386   $5,187       $(819)     $244,754
                                                         ========   ======       =====      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --       $  --      $     --
   Intangible assets                                           --       --          --            --
   Property and equipment                                      29       --          --            29
                                                         --------   ------       -----      --------
     TOTAL                                               $     29   $   --       $  --      $     29
                                                         ========   ======       =====      ========

                                                                  For the Three Months Ended
                                                                        March 31, 2007
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
                                                         ========   ======       =====      ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2008 and December 31, 2007, and the results of operations for the three-month periods ended March 31, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended March 31, 2008, the Company had a net loss of $32,000, or $0.01 per basic and diluted share, compared to earnings of $22,000, or $0.01 per basic and diluted share, for the year earlier period, a decrease of $54,000.

     Total assets decreased by $6.0 million, or 2.4%, from $250.8 million as of December 31, 2007 to $244.8 million as of March 31, 2008. Investment securities available for sale decreased by $503,000 and net loans receivable decreased $5.8 million during this time period. Total deposits decreased $1.3 million from December 31, 2007 to March 31, 2008 while Federal Home Loan Bank advances decreased by $4.6 million and equity decreased slightly by $39,000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS: Total assets decreased $6.0 million, or 2.4%, to $244.8 million at March 31, 2008 from $250.8 million at December 31, 2007. Investment securities available for sale decreased $503,000, or 2.4% from December 31, 2007 to March 31, 2008. During the three months ended March 31, 2008, $11.5 million in callable agency securities were called due to the interest rate environment. We replaced $11.3 million of those securities with new securities at lower yields. Net loans receivable decreased $5.8 million, or 2.9%, to $195.6 million at March 31, 2008 from $201.3 million at December 31, 2007. The decrease in net loans was attributable primarily to the payoff of mortgage and consumer loans.

LIABILITIES: Deposits decreased $1.3 million, or 1.0%, to $163.1 million at March 31, 2008 from $164.5 million at December 31, 2007. The decrease was primarily in certificate of deposit balances, reflecting continued competition for deposits and increased pressure on market deposit rates. Total FHLB advances decreased $4.6 million to $48.1 million from December 31, 2007 to March 31, 2008 due in part to the maturity of investment securities, but also due to payoff of mortgage and consumer portfolio loans, the proceeds of which were used to pay down advances.

EQUITY: Stockholders' equity was $32.5 million at both March 31, 2008 and December 31, 2007. The net loss for the period of $32,000 was offset by a gain in value of the investment portfolio.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

GENERAL: Net income decreased by $54,000 to a loss of $32,000 for the three months ended March 31, 2008 from $22,000 for the same period ended March 31, 2007. The major factors affecting earnings during the quarter were a decrease of $174,000 in net interest income and a decrease in non interest income of $11,000, partially offset by a decrease of $68,000 in non interest expense from the quarter ended March 31, 2007 to the quarter ended March 31, 2008.

INTEREST INCOME: Interest income was $3.6 million for the three months ended March 31, 2008, compared to $4.1 million for the comparable period in 2007. The average balance of interest earning assets decreased by $27.6 million from $259.8 million for the three months ended March 31, 2007 to $232.2 million for the three months ended March 31, 2008 and the average yield on interest earning assets decreased over that same time period from 6.43% to 6.19%. This was primarily attributable to a decrease in the average balance of our investment portfolio of $21.3 million and a decrease in the average yield on that portfolio three-month period over three-month period. While we did experience an increase in the yield on our mortgage loan portfolio from 6.15% to 6.36% from the quarter ended March 31, 2007 to the same period in March 2008, the average balance of our mortgage loans portfolio decreased by $6.4 million to $96.8 million during that time period.

INTEREST EXPENSE: Interest expense was $1.9 million for the three-month period ended March 31, 2008, compared to $2.2 million for the same period in 2007. The decrease in interest expense was mainly attributable to a decrease in the average balance of FHLB borrowings of $13.6 million for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, and a decrease in the cost of those borrowings of 49 basis points period over period. The decrease in the cost of these funds was due to a prime rate decrease of 300 basis points from March 31, 2007 to March 31, 2008. In addition, the cost of our certificates of deposit decreased 15 basis points from the quarter ended March 31, 2007 to the same period in 2008 while the average balance of those deposits decreased by $6.2 million three-month period over three-month period.

NET INTEREST INCOME: Net interest income decreased to $1.7 million for the three-month period ended March 31, 2008 from $1.8 million for the same period in 2007. For the three months ended March 31, 2008, average interest-earning assets decreased $27.6 million, or 10.6%, when compared to the same period in 2007. Average interest-bearing liabilities decreased $24.8 million, or 11.2%, to $203.8 million for the quarter ended March 31, 2008 from $229.6 million for the quarter ended March 31, 2007. The yield on average interest-earning assets decreased to 6.19% for the three month period ended March 31, 2008 from 6.43% for the same period ended in 2007. In addition, the cost of average interest-bearing liabilities decreased to 3.66% from 3.93% for the three month periods ended March 31, 2008 and 2007, respectively. Our interest rate spread increased by 3 basis points to 2.53% while our net interest margin increased by 2 basis points to 2.98% for the three month period ended March 31, 2008 from 2.96% for same period in 2007.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                       MARCH 31,   DECEMBER 31,
                                                          2008         2007
                                                       ---------   ------------
                                                        (Dollars in thousands)
                                                       ------------------------
Total non-accrual loans ............................    $ 9,216       $ 8,459
                                                        -------       -------
Accrual loans delinquent 90 days or more:
   One- to four-family residential .................         --           532
   Other real estate loans .........................         --            --
   Consumer/Commercial .............................        480           145
                                                        -------       -------
      Total accrual loans delinquent 90 days or
         more                                           $   480       $   677
                                                        -------       -------
Total nonperforming loans (1) ......................      9,696         9,136
Total real estate owned-residential mortgages (2) ..      1,131           872
Total real estate owned-Consumer and other (2) .....          8           408
                                                        =======       =======
Total nonperforming assets .........................    $10,835       $10,416
                                                        =======       =======
Total nonperforming loans to loans receivable ......       4.85%         4.54%
Total nonperforming assets to total assets .........       4.43%         4.15%

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $25,000 for the three month period ended March 31, 2008 and $86,000 for the comparable period in 2007. The ratio of nonperforming loans to total loans was 4.85% and 4.54% at March 31, 2008 and December 31, 2007, respectively. As a percent of total assets, nonperforming loans increased to 4.43% at March 31, 2008 from 4.15% at December 31, 2007. Total nonperforming assets increased by $419,000 from December 31, 2007 to March 31, 2008.

NON INTEREST INCOME: Non interest income was $977,000 for the three month period ended March 31, 2008, a decrease of $11,000 or 1.0%, from the same period in 2007. The primary reasons for the decrease was a decrease of $83,000 in Insurance & Brokerage Commission due mainly to a loss in insurance contingency income quarter over quarter and the loss of a large commercial insurance customer. This decrease was partially offset by increases period over period of $29,000 in Service Charges and Other Fees (due mainly to increases in customer usage of our Bounce protection program), $17,000 in Mortgage Banking Activities income and $16,000 in Gain on Disposal of Investment Securities (called securities).

NON INTEREST EXPENSE: Non interest expense was $2.7 million for the three month period ended March 31, 2008, a $68,000 or 2.4% decrease from the same period in 2007. The decrease was primarily due to decreases in Compensation and Employee Benefits of $91,000 and Occupancy Expense of $22,000, partially offset by a $31,000 increase in Other Expenses mainly associated with our repossessed assets.

INCOME TAXES: The Company had a federal income tax benefit of $16,000 for the three months ended March 31, 2008 due to the net loss of the period, compared to a federal income tax benefit of $13,000 for the same period in 2007.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of March 31, 2008 was $66.5 million, or 38.5% compared to $57.3 million, or 32.1% at December 31, 2007. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of March 31, 2008, the Bank had unused borrowing capacity totaling $36.2 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2008, the Company originated $6.4 million in residential mortgage loans, of which $3.1 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $6.2 million in originations during the first three months of 2007 of which $3.2 million were retained in portfolio. The Company also originated $4.8 million of commercial loans and $1.4 million of consumer loans in the first three months of 2008 compared to $5.1 million of commercial loans and $2.6 million of consumer loans for the same period in 2007. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.9% and 49.8%, commercial loans 38.5% and 36.1% and consumer loans 13.6% and 14.1% at March 31, 2008 and March 31, 2007, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2008 deposits funded 66.7% of the Company's total assets compared to 65.6% at December 31, 2007. Certificates of deposit scheduled to mature in less than one year at March 31, 2008 totaled $71.2 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2008 the Company had $48.1 million in FHLB advances. FHLB borrowings as a percentage of total assets were 19.7% at March 31, 2008 as compared to 21.0% at December 31, 2007. The Company has sufficient available collateral to obtain additional advances of $10.8 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $36.2 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2008 was $32.5 million, or 13.3% of total assets, compared to $32.5 million, or 13.0% of total assets, at December 31, 2007 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2008. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of March 31, 2008:

                                                          Regulatory      Minimum to be
                                          Actual           Minimum       Well Capitalized
                                     ---------------   ---------------   ----------------
                                      Amount   Ratio    Amount   Ratio    Amount    Ratio
                                     -------   -----   -------   -----   -------    -----
                                                     Dollars in Thousands
Tangible Capital (to
   tangible assets)                  $27,406   11.38%  $ 3,613   1.50%   $ 4,817     2.00%
Tier 1 (Core) capital (to risk -
   weighted assets)                  $27,406   11.38%  $ 9,634   4.00%   $12,043     5.00%
Total risk-based capital (to risk-
   weighted assets)                  $29,631   16.86%  $14,063   8.00%   $17,579    10.00%
Tier 1 risk-based capital (to
   tangible assets)                  $27,406   15.59%  $ 7,031   4.00%   $10,547     6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008

                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.

Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The modeling assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.

Net Portfolio Value. The Office of Thrift Supervision (the "OTS") requires the computation of amount by which the net present value of an institution's cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision provides us with the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our net portfolio value.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates though an outsourced net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rate and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. The model then calculates what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or decrease in market interest rates.

As of March 31, 2008, our exposure to interest rate risk has not changed substantially from disclosures included in the Annual Report on Form 10-K for the period ended December 31, 2007, as filed with the SEC.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d--15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over the financial reporting during the Company's first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings:

         There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A - Risk Factors:
          Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

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

         Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL OF NORTHERN MICHIGAN
                                       BANCORP, INC.


                                       By: /s/ Martin A. Thomson
                                           -------------------------------------
                                           Martin A. Thomson
                                           Chief Executive Officer

                                           Date: May 13, 2008


                                       By: /s/ Amy E. Essex
                                           -------------------------------------
                                           Amy E. Essex, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                           Date: May 13, 2008