Form 10-Q
period 2008-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-08-14
CIK 1128227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, Par Value $0.01                     Outstanding at August 6, 2008
       (Title of Class)                                  2,884,249 shares

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1 -  UNAUDITED FINANCIAL STATEMENTS
             Consolidated Balance Sheet at June 30, 2008 and December 31,
                2007.....................................................     3
             Consolidated Statements of Income for the Three and Six Months
                Ended June 30, 2008 and June 30, 2007....................     4
             Consolidated Statement of Changes in Stockholders' Equity
                for the Six Months Ended June 30, 2008...................     5
             Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2008 and June 30, 2007....................     6
             Notes to Unaudited Consolidated Financial Statements.......      7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ......................................    17

ITEM 3 -  QUANTITATIVE AND QUALITITIVE DISCLOSURE OF MARKET RISK.........    23

ITEM 4T -  CONTROLS AND PROCEDURES.......................................    24

                           PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS..............................................    25
ITEM 1A - RISK FACTORS...................................................    25
ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....    25
ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES................................    25
ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    25
ITEM 5 -  OTHER INFORMATION..............................................    25
ITEM 6 -  EXHIBITS ......................................................    25
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

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             December 31,
                                                             June 30, 2008       2007
                                                             -------------   ------------
                                                              (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks ..........................   $  4,480,257    $  3,567,858
Overnight deposits with FHLB .............................      2,178,114       1,772,999
                                                             ------------    ------------
Total cash and cash equivalents ..........................      6,658,371       5,340,857
Securities AFS ...........................................     22,936,299      20,680,913
Securities HTM ...........................................      4,076,769       2,770,000
Loans receivable, net of allowance for loan losses of
   $2,863,864 and $4,013,454 as of June 30, 2008 and
   December 31, 2007, respectively .......................    195,083,817     201,333,427
Foreclosed real estate and other repossessed assets ......        998,229       1,279,543
Federal Home Loan Bank stock, at cost ....................      4,196,900       4,196,900
Premises and equipment ...................................      7,310,029       7,619,016
Accrued interest receivable .. ...........................      1,504,977       1,699,706
Intangible assets ........................................      1,595,307       2,093,735
Goodwill .................................................      1,408,604       1,396,854
Other assets .............................................      2,344,398       2,420,340
                                                             ------------    ------------
Total assets .............................................   $248,113,700    $250,831,292
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................   $167,225,179    $164,469,673
Advances from borrowers for taxes and insurance ..........        267,694             729
Federal Home Loan Bank advances and Note Payable .........     47,968,651      52,683,795
Accrued expenses and other liabilities ...................        706,629       1,173,550
                                                             ------------    ------------
Total liabilities ........................................    216,168,153     218,327,747
                                                             ------------    ------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
   3,191,999 shares issued) ..............................         31,920          31,920
Additional paid-in capital ...............................     24,367,111      24,327,466
Retained earnings ........................................     11,845,294      12,416,364
Treasury stock at cost (307,750 shares) ..................     (2,963,918)     (2,963,918)
Unallocated ESOP .........................................       (908,431)       (958,651)
Unearned compensation ....................................       (348,648)       (414,549)
Accumulated other comprehensive (loss) income ............        (77,781)         64,913
                                                             ------------    ------------
Total stockholders' equity ...............................     31,945,547      32,503,545
                                                             ------------    ------------
Total liabilities and stockholders' equity ...............   $248,113,700    $250,831,292
                                                             ============    ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                             For the Three Months      For the Six Months
                                                                Ended June 30,            Ended June 30,
                                                           -----------------------   -----------------------
                                                              2008         2007         2008         2007
                                                           ----------   ----------   ----------   ----------
                                                                 (Unaudited)               (Unaudited)
Interest income:
Interest and fees on loans .............................    3,143,876    3,601,249   $6,418,423   $7,187,176
Interest and dividends on investments ..................      239,668      434,649      516,245      934,001
Interest on mortgage-backed securities .................      107,892       21,558      146,292       66,527
                                                           ----------   ----------   ----------   ----------
Total interest income ..................................    3,491,436    4,057,456    7,080,960    8,187,704
                                                           ----------   ----------   ----------   ----------
Interest expense:
Interest on deposits ...................................    1,241,813    1,377,441    2,536,265    2,809,351
Interest on borrowings .................................      548,412      737,095    1,121,331    1,539,181
                                                           ----------   ----------   ----------   ----------
Total interest expense .................................    1,790,225    2,114,536    3,657,596    4,348,532
                                                           ----------   ----------   ----------   ----------
Net interest income ....................................    1,701,211    1,942,921    3,423,364    3,839,172
Provision for loan losses ..............................      342,264      113,351      367,234      198,980
                                                           ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ....    1,358,947    1,829,570    3,056,130    3,640,192
                                                           ----------   ----------   ----------   ----------
Non Interest income:
Service charges and other fees .........................      237,110      215,961      463,285      412,975
Mortgage banking activities ............................      125,912      111,547      230,718      199,431
(Loss) gain on sale of available-for-sale investments ..           --      (96,655)      16,052      (96,655)
Net gain (loss) on sale of premises and equipment,
   real estate owned and other repossessed assets ......       25,894      (10,585)      23,093      (12,418)
Other ..................................................       26,251       13,409       49,281       25,337
Insurance & Brokerage Commissions ......................      407,166      649,179    1,017,197    1,341,999
                                                           ----------   ----------   ----------   ----------
Total non interest income ..............................      822,333      882,856    1,799,626    1,870,669
                                                           ----------   ----------   ----------   ----------
Non interest expenses:
Compensation and employee benefits .....................    1,432,159    1,522,100    2,909,596    3,090,927
SAIF Insurance Premiums ................................       32,607        5,367       51,795       10,866
Advertising ............................................       41,500       44,802       81,146       85,321
Occupancy ..............................................      377,690      376,323      723,067      743,940
Amortization of intangible assets ......................      100,162      123,314      225,164      248,195
Service Bureau Charges .................................       85,716       87,640      168,085      163,585
Insurance & Brokerage Commission Expense ...............       87,166      233,398      311,043      474,198
Professional Services ..................................      109,018       90,627      201,366      170,906
Other ..................................................      292,630      620,555      609,443      905,885
                                                           ----------   ----------   ----------   ----------
Total non interest expenses ............................    2,558,648    3,104,126    5,280,705    5,893,823
                                                           ----------   ----------   ----------   ----------
Loss before income tax benefit .........................     (377,368)    (391,700)    (424,949)    (382,962)
Income tax benefit .....................................     (126,381)    (155,302)    (142,304)    (168,325)
                                                           ----------   ----------   ----------   ----------
Net loss ...............................................   $ (250,987)  $ (236,398)  $ (282,645)  $ (214,637)
                                                           ==========   ==========   ==========   ==========
Per share data:
Basic loss per share ...................................   $    (0.09)  $    (0.08)  $    (0.10)  $    (0.07)
Weighted average number of shares outstanding ..........    2,884,249    2,900,329    2,884,249    2,966,449
Diluted loss per share .................................   $    (0.09)  $    (0.08)  $    (0.10)  $    (0.07)
Weighted average number of shares outstanding,
   including dilutive stock options ....................    2,884,249    2,900,329    2,884,249    2,966,449
Dividends per common share .............................   $    0.050   $    0.050   $    0.100   $    0.100

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                           Accumulated
                                                       Additional                                             Other
                                  Common   Treasury      Paid-in      Unearned     Retained   Unallocated Comprehensive
                                  Stock     Stock        Capital    Compensation   Earnings       ESOP        Income       Total
                                 ------- -----------  ------------  ------------ -----------  ----------- ------------- -----------
Balance at December 31, 2007 ... $31,920 $(2,963,918) $ 24,327,466   $(414,549)  $12,416,364   $(958,651)   $  64,913   $32,503,545
Stock Options/Awards Expensed ..      --          --        53,907      65,901            --          --           --       119,808
Unallocated ESOP ...............      --          --       (14,262)         --            --      50,220           --        35,958
Net loss for the period ........      --          --            --          --      (282,645)         --           --      (282,645)
Changes in unrealized gain:
   on available-for-sale
   securities (net of tax of
   $75,509) ....................      --          --            --          --            --          --     (142,694)     (142,694)
                                                                                                                        -----------
Total comprehensive income .....      --          --            --          --            --          --           --      (425,339)
Dividends declared .............      --          --            --          --      (288,425)         --           --      (288,425)
                                 ------- -----------  ------------   ---------   -----------   ---------    ---------   -----------
Balance at June 30, 2008 ....... $31,920 $(2,963,918) $ 24,367,111   $(348,648)  $11,845,294   $(908,431)   $ (77,781)  $31,945,547
                                 ======= ===========  ============   =========   ===========   =========    =========   ===========

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For Six Months Ended
                                                                                      June 30,
                                                                            ---------------------------
                                                                                2008           2007
                                                                            ------------   ------------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net loss ................................................................   $   (282,645)  $   (214,637)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization ........................................        521,605        553,651
   Provision for loan loss ..............................................        367,234        198,980
   Amortization and accretion on securities .............................         24,316         13,976
   (Gain) or loss on sale of securities .................................        (16,052)        96,655
   Originations of loans held for sale ..................................     (7,153,244)    (7,247,856)
   Principal amount of loans sold .......................................      7,223,402      7,093,409
   Proceeds from sale of real estate held for investment ................        565,265         74,138
   Loss or (gain) on sale of real estate held for sale ..................        273,264           (937)
   Proceeds from sale of premises and equipment .........................        169,550             --
   (Gain) or loss on sale of premises and equipment .....................        (23,093)        24,076
   Change in accrued interest receivable ................................        194,729        323,788
   Change in other assets ...............................................       (223,190)       179,439
   Change in accrued expenses and other liabilities .....................       (466,921)      (602,419)
   Stock options/awards expensed ........................................        119,808         96,914
                                                                            ------------   ------------
Net cash provided by operating activities ...............................      1,294,028        589,177
                                                                            ------------   ------------
   Net decrease in loans ................................................      5,882,376      4,972,683
   Proceeds from maturity and sale of available-for-sale securities .....     14,253,091     11,502,911
   Purchase of securities ...............................................    (18,039,713)    (1,045,000)
   Purchase of premises and equipment ...................................       (127,129)      (325,439)
                                                                            ------------   ------------
Net cash provided by investing activities ...............................      1,968,625     15,105,155
                                                                            ------------   ------------
   Net decrease (increase) in deposits ..................................      2,755,506     (7,537,352)
   Dividend paid on common stock ........................................       (288,425)      (293,762)
   ESOP shares committed to be released .................................         35,958         45,856
   Net increase in advances from borrowers ..............................        266,966        299,084
   Additions to advances from Federal Home Loan Bank and notes payable ..     12,200,000     22,500,000
   Repayments of Federal Home Loan Bank advances and notes payable ......    (16,915,144)   (29,853,739)
   Purchase of treasury shares ..........................................             --     (1,398,559)
                                                                            ------------   ------------
Net cash used in financing activities ...................................     (1,945,139)   (16,238,472)
                                                                            ------------   ------------
Net increase (decrease) in cash and cash equivalents ....................      1,317,514       (544,140)
Cash and cash equivalents at beginning of period ........................      5,340,857      4,992,801
                                                                            ------------   ------------
Cash and cash equivalents at end of period ..............................   $  6,658,371   $  4,448,661
                                                                            ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ............................   $         --   $    165,500
                                                                            ============   ============
Cash paid during the period for interest ................................   $  3,800,874   $  4,381,252
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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2008, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2007. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of June 30, 2008 would have changed by approximately $261,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of June 30, 2008, we were servicing loans sold to others totaling $130.1 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at June 30, 2008 included the following:

Annual constant prepayment speed (CPR):        11.09%
Weighted average life remaining (in months):     243
Discount rate used:                             8.00%

     At the June 30, 2008 valuation, we calculated the value of our mortgage servicing rights to be $1.3 million and the weighted average life remaining of those rights was 47 months. The book value of our mortgage servicing rights as of June 30, 2008 was $464,000, which was $836,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and contract over a period of 20 years. Effective May 1, 2005, one of the former owners of ICA retired, requiring an evaluation of the impact that this retirement could have on both the customer list intangible and an exclusive Blue Cross-Blue Shield ("BCBS") contract. Management determined that the retirement could open the door for BCBS to re-negotiate the exclusive contract, including the possibility that the contract could be terminated. In addition, Management considered the possibility that the customer base could deteriorate as a result of the retirement. Management made assumptions based on this uncertainty and estimated the impact this could have on long-term cash flows. Management did not believe there was uncertainty with respect to near-term cash flows. Based on the guidance of SFAS 142, management prospectively changed the amortization for these assets based on our new expectations. At that point, the remaining useful life of the assets was determined to be 10 years. Despite the decrease in estimated useful lives, cash flows from these assets have not deteriorated. On April 1, 2008, the Company, through its wholly owned subsidiary, the InsuranCenter of Alpena ("ICA"), sold to the Grotenhuis Group (a managing agent for Blue Cross Blue Shield of Michigan) for $300,000 the rights to service insurance contracts and collect commissions on such contracts written through local Chambers of Commerce located in an 11-county area in northeast Michigan. As part of the transaction, certain employees of ICA transferred to the Grotenhuis Group to service the contracts. In connection with this sale, the Company wrote-off the remaining intangible asset related to this contract, which carried a book value of $273,000.

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

     FAS 157 -- Fair Value Measurements. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

     Disclosures concerning assets and liabilities measured at fair value are as follows:

      ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS AT
                                 JUNE 30, 2008
                             (DOLLARS IN THOUSANDS)

                                              QUOTED PRICES
                                                IN ACTIVE         SIGNIFICANT
                                               MARKETS FOR           OTHER           SIGNIFICANT
                                                IDENTICAL         OBSERVABLE        UNOBSERVABLE       BALANCE AT
                                            ASSETS (LEVEL 1)   INPUTS (LEVEL 2)   INPUTS (LEVEL 3)   JUNE 30, 2008
                                            ----------------   ----------------   ----------------   -------------
ASSETS
Investment securities- available-for-sale        $22,936              $--                $--            $22,936
LIABILITIES
None

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held-to-maturity investments and loans. For the assets valued using Level 3 inputs, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. For the three- and six- months ended June 30, 2008, the Company recognized non-cash impairment charges to adjust these assets to their estimated fair values of $325,000 and $404,000, respectively.

              ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
                             (DOLLARS IN THOUSANDS)

                                                  QUOTED PRICES
                                                    IN ACTIVE     SIGNIFICANT                  TOTAL LOSSES
                                                   MARKETS FOR       OTHER       SIGNIFICANT      FOR THE
                                                    IDENTICAL      OBSERVABLE   UNOBSERVABLE     SIX-MONTH
                                BALANCE AT JUNE       ASSETS         INPUTS        INPUTS       PERIOD ENDED
                                   30, 2008         (LEVEL 1)      (LEVEL 2)      (LEVEL 3)    JUNE 30, 2008
                                ---------------   -------------   -----------   ------------   -------------
ASSETS
Investments- held-to-maturity        $4,077            $--           $4,077          $   --         $ --
Impaired loans accounted for
   under FAS 114                     $6,679            $--                           $6,679          404
                                                                                                    ----
                                                                                                    $404

     Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. The assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

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

     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.

NOTE 2--DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On June 17, 2008, the Company declared a cash dividend on its common stock, payable on or about July 18, 2008, to shareholders of record as of June 30, 2008, equal to $0.05 per share. The dividend on all shares outstanding totaled $144,212.

NOTE 3--1996 STOCK OPTION PLAN, 1996 RECOGNITION AND RETENTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

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

     During the three and six months ended June 30, 2008, the Company awarded no shares or options under the Plans. Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     STOCK OPTIONS - A summary of option activity under the Plans during the six months ended June 30, 2008 is presented below:

                                                            Weighted-Average
                                              Weighted-         Remaining
                                               Average      Contractual Term      Aggregate
Options                           Shares   Exercise Price        (Years)       Intrinsic Value
-------                          -------   --------------   ----------------   ---------------
Outstanding at January 1, 2008   196,992        $9.48
Granted                                0          N/A
Exercised                              0          N/A
Forfeited or expired              (4,710)       $9.56
Oustanding at June 30, 2008      192,282        $9.48             7.76                $0
Exercisable at June 30, 2008      79,118        $9.41             7.46                $0

     A summary of the status of the Company's nonvested options as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

                                         Weighted-Average
                                            Grant-Date
Nonvested Shares                Shares      Fair Value
----------------               -------   ----------------
Nonvested at January 1, 2008   154,400         $2.10
Granted                              0           N/A
Vested                         (36,526)        $2.11
Forfeited                       (4,710)        $2.11
Nonvested at June 30, 2008     113,164         $2.10

     As of June 30, 2008 there was $247,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested during the six months ended June 30, 2008 was $75,225.

     RESTRICTED STOCK AWARDS - As of June 30, 2008 there was $356,000 of unrecognized compensation cost related to nonvested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 5 -- COMMITMENTS TO EXTEND CREDIT

     The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit, and commercial lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The Company's exposure to credit loss is represented by the contracted amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     At June 30, 2008, the Company had outstanding commitments to originate loans of $33.6 million. These commitments included $7.9 million for permanent one-to-four family dwellings, $3.1 million for non-residential loans, $600,000 of undisbursed loan proceeds for construction of one-to-four family dwellings,

$6.5 million of undisbursed lines of credit on home equity loans, $1.4 million of unused credit card lines, $10.8 million of unused commercial lines of credit, $1.5 million of undisbursed loans for commercial construction, $50,000 of unused letters of credit and $1.7 million in unused Bounce Protection.

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

                                                                  For the Three Months Ended
                                                                        June 30, 2008
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,492   $   13     $    (9)     $  3,496
INTEREST EXPENSE                                            1,806       (2)         (9)        1,795
                                                         --------   ------     -------      --------
NET INTEREST INCOME - Before provision for loan losses      1,686       15          --         1,701
PROVISION FOR LOAN LOSSES                                     342       --          --            25
                                                         --------   ------     -------      --------
NET INTEREST INCOME - After provision for loan losses       1,344       15          --         1,676
OTHER INCOME                                                  413      410          --           823
OPERATING EXPENSES                                          2,145      414          --         2,559
                                                         --------   ------     -------      --------
INCOME (LOSS) - Before federal income tax expense
   (benefit)                                                 (388)      11          --           (60)
FEDERAL INCOME TAX EXPENSE (BENEFIT)                         (130)       4          --           (16)
                                                         --------   ------     -------      --------
NET INCOME (LOSS)                                        $   (258)  $    7     $    --      $    (44)
                                                         ========   ======     =======      ========
DEPRECIATION AND AMORTIZATION                            $    187   $   86     $    --      $    273
                                                         ========   ======     =======      ========
ASSETS                                                   $243,853   $5,459     $(1,198)     $248,114
                                                         ========   ======     =======      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --     $    --      $     --
   Intangible assets                                           --       --          --            --
   Property and equipment                                      98       --          --            98
                                                         --------   ------     -------      --------
      TOTAL                                              $     98   $   --     $    --      $     98
                                                         ========   ======     =======      ========

                                                                  For the Three Months Ended
                                                                        June 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,058   $    5      $  (5)      $  4,058
INTEREST EXPENSE                                            2,118        2         (5)         2,115
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      1,940        3         --          1,943
PROVISION FOR LOAN LOSSES                                     114       --         --            114
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,826        3         --          1,829
OTHER INCOME                                                  226      657         --            883
OPERATING EXPENSES                                          2,425      679         --          3,104
                                                         --------   ------      -----       --------
LOSS - Before federal income tax benefit                     (373)     (19)        --           (392)
FEDERAL INCOME TAX BENEFIT                                   (148)      (7)        --            (13)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (225)  $  (12)     $  --       $   (379)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    189   $   86      $  --       $    275
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     255        7         --            262
                                                         --------   ------      -----       --------
      TOTAL                                              $    255   $    7      $  --       $    262
                                                         ========   ======      =====       ========

                                                                   For the Six Months Ended
                                                                        June 30, 2008
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  7,081   $   22     $   (22)     $  7,081
INTEREST EXPENSE                                            3,680       --         (22)        3,658
                                                         --------   ------     -------      --------
NET INTEREST INCOME - Before provision for loan losses      3,401       22          --         3,423
PROVISION FOR LOAN LOSSES                                     367       --          --           367
                                                         --------   ------     -------      --------
NET INTEREST INCOME - After provision for loan losses       3,034       22          --         3,056
OTHER INCOME                                                  779    1,021          --         1,800
OPERATING EXPENSES                                          4,217    1,064          --         5,281
                                                         --------   ------     -------      --------
INCOME - Before federal income tax                           (404)     (21)         --          (425)
FEDERAL INCOME TAX                                           (135)      (7)         --          (142)
                                                         --------   ------     -------      --------
NET INCOME                                               $   (269)  $  (14)    $    --      $   (283)
                                                         ========   ======     =======      ========
DEPRECIATION AND AMORTIZATION                            $    375   $  147     $    --      $    522
                                                         ========   ======     =======      ========
ASSETS                                                   $243,853   $5,459     $(1,198)     $248,114
                                                         ========   ======     =======      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --     $    --      $     --
   Intangible assets                                           --       --          --            --
   Property and equipment                                     127       --          --           127
                                                         --------   ------     -------      --------
      TOTAL                                              $    127   $   --     $    --      $    127
                                                         ========   ======     =======      ========

                                                                   For the Six Months Ended
                                                                        June 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  8,188   $   11      $ (11)      $  8,188
INTEREST EXPENSE                                            4,355        5        (11)         4,349
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      3,833        6         --          3,839
PROVISION FOR LOAN LOSSES                                     199       --         --            199
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       3,634        6         --          3,640
OTHER INCOME                                                  520    1,351         --          1,871
OPERATING EXPENSES                                          4,534    1,360         --          5,894
                                                         --------   ------      -----       --------
INCOME - Before federal income tax                           (380)      (3)        --           (383)
FEDERAL INCOME TAX                                           (167)      (1)        --           (168)
                                                         --------   ------      -----       --------
NET INCOME                                               $   (213)  $   (2)     $  --       $   (215)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    380   $  172      $  --       $    552
                                                         ========   ======      =====       ========
ASSETS                                                   $260,371   $4,468      $(721)      $264,118
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     302       23         --            325
                                                         --------   ------      -----       --------
      TOTAL                                              $    302   $   23      $  --       $    325
                                                         ========   ======      =====       ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2008 and December 31, 2007, and the results of operations for the three- and six-month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended June 30, 2008, the Company reported a net loss of $251,000, or $0.09 per basic and diluted share, compared to a net loss of $236,000, or $0.08 per basic and diluted share, for the year earlier period, a decrease of $15,000.

     The main issues impacting the quarter ended June 30, 2008 were the level of the Company's non-performing assets coupled with a provision for loan losses of $342,000 for the period.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS: Total assets decreased $2.7 million, or 1.0%, to $248.1 million at June 30, 2008 from $250.8 million at December 31, 2007. Investment securities available for sale increased $2.2 million, or 10.9% from December 31, 2007 to June 30, 2008. Net loans receivable decreased $6.2 million, or 3.1% to $195.1 million at June 30, 2008 from $201.3 million at December 31, 2007. The decrease in net loans was attributable primarily to shrinkage of the residential mortgage loan portfolio due to paydowns and payoffs.

LIABILITIES: Deposits increased $2.8 million, or 1.7%, to $167.2 million at June 30, 2008 from $164.5 million at December 31, 2007. While we experienced a $20.0 million shift from traditional certificate of deposit (CD) products into our liquid CD product, the increase in deposits was in our money market product as customers sought deposit accounts which did not tie up their funds for long periods of time due to uncertainty about the future of competitive deposit rates. Total FHLB advances decreased $4.7 million to $48.0 million at June 30, 2008 from December 31, 2007 as we paid down advances with funds from loan payments.

EQUITY: Stockholders' equity decreased to $32.0 million at June 30, 2008 from $32.5 million at December 31, 2007, a decline of $558,000. Dividends were $144,000 and $288,000 for the three and six months ended June 30, 2008, respectively. The unrealized loss on available for sale securities, net of tax, was $77,800 at June 30, 2008 as compared to a gain of $66,900 at December 31, 2007, a decline of $142,700. The cumulative loss in value on securities was due to changes in interest rates and was not considered by management to be other than temporary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

GENERAL: Net income decreased by $15,000 to a net loss of $251,000 for the three months ended June 30, 2008 from a net loss of $236,000 for the same period ended June 30, 2007.

INTEREST INCOME: Interest income decreased to $3.5 million for the three months ended June 30, 2008 from $4.1 million for the year earlier period, due to three factors: a decrease of $14.9 million in the average balance of interest-earning assets to $233.1 million for the three month period ended June 30, 2008 from $248.1 million for the three month period ended June 30, 2007; a decrease of 56 basis points in our yield on interest-earning assets period over period, and an increase in the level of our non-performing loans period over period.

INTEREST EXPENSE: Interest expense decreased to $1.8 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. The decrease in interest expense for the three month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The cost of funds for certificates of deposit decreased from 4.50% from the three months ended June 30, 2007 to 4.21% for the three months ended June 30, 2008 as higher costing deposits matured and were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 38 basis points from 4.89% for the three months ended June 30, 2007 to 4.51% for the three months ended June 30, 2008.

NET INTEREST INCOME: Net interest income decreased to $1.7 million for the three month period ended June 30, 2008 compared to $1.9 million for the same period in 2007. For the three months ended June 30, 2008, average interest-earning assets decreased $14.9 million, or 6.0%, when compared to the same period in 2007. Average interest-bearing liabilities decreased $15.4 million, or 7.0%, to $203.4 million for the quarter ended June 30, 2008 from $218.9 million for the quarter ended June 30, 2007. The yield on average interest-earning assets increased to 6.00% for the three month period ended June 30, 2008 from 6.56% for the same period ended in 2007 and the cost of average interest-bearing liabilities decreased to 3.51% from 3.86% for the three month periods ended June 30, 2008 and 2007, respectively. The net interest margin decreased to 2.93% for the three month period ended June 30, 2008 from 3.15% for same period in 2007.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $342,000 for the three month period ended June 30, 2008 and $113,000 for the comparable period in 2007. The Company does continue to experience a high level of classified assets due to the current somewhat weak economic conditions in the northern Michigan market as well as declining real estate values. Classified assets are monitored quarterly and the loan loss reserve is adjusted as needed to reflect any changes in the status of classified assets.

NON INTEREST INCOME: Non interest income decreased from $883,000 for the three months ended June 30, 2007 to $822,000 for the three months ended June 30, 2008, primarily due to decreases in insurance brokerage income due to the sale of the exclusive BCBS contract to Grotenhuis, as described above.

NON INTEREST EXPENSE: Non interest expense decreased from $3.1 million for the three months ended June 30, 2007 to $2.6 million for the three months ended June 30, 2008. The decrease period over period was mainly the result of prepayment penalties of $293,000 paid on FHLB advances during the three months ended June 30, 2007, reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense due to the sale of the exclusive BCBS contract as described above.

INCOME TAXES: The Company had a federal income tax benefit of $126,000 for the three months ended June 30, 2008 due to a pre-tax loss, compared to federal income tax benefit of $155,000 for the same period in 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

GENERAL: Net income decreased by $68,000 to a net loss of $283,000 for the six months ended June 30, 2008 from a net loss of $215,000 for the same period ended June 30, 2007.

INTEREST INCOME: Interest income decreased by $1.1 million to $7.1 million for the six month period ended June 30, 2008 from $8.2 million for the same six month period in 2007. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $21.2 million to $232.7 million for the six month period ended June 30, 2008 from $253.9 million for the six month period ended June 30, 2007. In addition, we experienced a decrease in the yield on those interest earning assets of 39 basis points to 6.10% six month period over six month period. Notably, the yield on non-mortgage loans decreased 115 basis points six month period over six month period to 6.47% over an average balance of $104.7 million due in part to declining interest rates and in part to an increase in the amount of non-performing loans period over period.

INTEREST EXPENSE: Interest expense for the six months ended June 30, 2008 decreased to $3.7 million from $4.3 million for the six months ended June 30, 2007. The decrease in interest expense for the six month period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased from 4.51% for the six months ended June 30, 2007 to 4.29% for the six months ended June 30, 2008, as higher costing deposits matured and were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 35 basis points from 5.00% for the six months ended June 30, 2007 to 4.55% for the six months ended June 30, 2008.

NET INTEREST INCOME: Net interest income decreased by $416,000 for the six-month period ended June 30, 2008 compared to the same period in 2007. For the six months ended June 30, 2008, average interest-earning assets decreased $21.2 million, or 8.4%, when compared to the same period in 2007. Average interest-bearing liabilities decreased $20.7 million, or 9.2%, to $203.6 million for the six-month period ended June 30, 2008 from $224.3 million for the six-month period ended June 30, 2007. The yield on average interest-earning assets decreased to 6.10% for the six month period ended June 30, 2008 from 6.49% for the same period ended in 2007 while the cost of average interest-bearing liabilities decreased to 3.59% from 3.90% for the six-month periods ended June 30, 2008 and 2007, respectively. The net interest margin decreased to 2.96% for the six month period ended June 30, 2008 from 3.05% for same period in 2007.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                              JUNE 30,   DECEMBER 31,
                                                                2008          2007
                                                              --------   ------------
                                                               (Dollars in thousands)
                                                              -----------------------
Total non-accrual loans ...................................    $7,651      $ 8,459
                                                               ------      -------
Accrual loans delinquent 90 days or more:
   One- to four-family residential ........................       143          532
   Other real estate loans ................................        --           --
   Consumer/Commercial ....................................        61          145
                                                               ------      -------
      Total accrual loans delinquent 90 days or more ......    $  203      $   677
                                                               ------      -------
Total nonperforming loans (1) .. ..........................     7,854        9,136
Total real estate owned-residential mortgages (2) .........       994          872
Total real estate owned-Consumer and other (2) ............         4          408
                                                               ------      -------
Total nonperforming assets ................................    $8,852      $10,416
                                                               ======      =======
Total nonperforming loans to loans receivable .............      3.96%        4.54%
Total nonperforming assets to total assets ................      3.57%        4.15%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $367,000 for the six-month period ended June 30, 2008 and $199,000 for the comparable period in 2007. The ratio of nonperforming loans to total loans was 3.96% and 4.54% at June 30, 2008 and December 31, 2007, respectively. As a percent of total assets, nonperforming loans decreased to 3.57% at June 30, 2008 from 4.15% at December 31, 2007. Total nonperforming assets decreased to $8.9 million at June 30, 2008 from $10.4 million at December 31, 2007, due in large part to the partial charge-off of one large commercial real-estate loan.

NON INTEREST INCOME: Non interest income decreased from $1.9 million for the six months ended June 30, 2007 to $1.8 million for the six months ended June 30, 2008. The decrease was primarily attributed to a decrease in insurance brokerage commissions during the six months ended June 30, 2008 due to the sale in April 2008 of the exclusive BCBS contract, partially offset by increases in service charges & other fees income and mortgage banking activities income.

NON INTEREST EXPENSE: Non interest expense decreased from $5.9 million for the six months ended June 30, 2007 to $5.3 million for the six months ended June 30, 2008. The decrease period over period was mainly the result of prepayment penalties of $293,000 paid on FHLB advances during the six months ended June 30, 2008, offset by a reduction in compensation and benefit expenses due to the closure last year of one of our under-performing branches and other cost-cutting measures, as well as a reduction in insurance brokerage commission expense due to the sale in April 2008 of the exclusive BCBS contract.

INCOME TAXES: The Company had a federal income tax benefit of $142,000 for the six months ended June 30, 2008 due to pre-tax losses, compared to a federal income tax benefit of $168,000, also due to pre-tax losses, for the same period in 2007.

LIQUIDITY

The Company's current liquidity position is expected to be adequate to fund expected asset growth. The Company's primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments, prepayments on loans and mortgage-backed and investment securities and sale of long-term fixed-rate mortgages into the secondary market. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows, mortgage prepayments and sale of mortgage loans into the secondary market are greatly influenced by general interest rates, economic conditions and competition.

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of June 30, 2008 was $37.9 million, or 21.7% compared to $57.3 million, or 32.1% at December 31, 2007. The decrease in liquidity was due mainly to a change in the way the liquidity ratio was calculated period over period. The Company had previously included in the liquidity ratio calculation the amount of available FHLB borrowing capacity based on Board resolution, however, this amount should have been (and now is) limited to the amount of actual collateral available to pledge for borrowings, which is less than the amount indicated in the Board resolution. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on the FHLB stock owned by the Bank along with pledged collateral. As of June 30, 2008, the Bank had unused borrowing capacity totaling $36.2 million at the FHLB based on the FHLB stock ownership.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2008 the Company originated $15.4 million in residential mortgage loans, of which $8.3 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $12.1 million in originations during the first six months of 2008 of which $7.2 million were retained in portfolio. The Company also originated $17.1 million of commercial loans and $3.0 million of consumer loans in the first six months of 2008 compared to $14.9 million of commercial loans and $5.2 million of consumer loans for the same period in 2007. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.2% and 49.5%, commercial loans 39.3% and 36.1% and consumer loans 13.5% and 14.4% at June 30, 2008 and June 30, 2007, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2008 deposits funded 67.4% of the Company's total assets compared to 65.6% at December 31, 2007. Certificates of deposit scheduled to mature in less than one year at June 30, 2008 totaled $80.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2008 the Company had $47.2 million in FHLB advances. FHLB borrowings as a percentage of total assets were 19.0% at June 30, 2008 as compared to 20.6% at December 31, 2007. The Company has sufficient available collateral to obtain additional advances of $8.7 million. When this is combined with current FHLB stock ownership the Company could obtain up to an additional $36.2 million in advances from the FHLB.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2008 was $32.0 million, or 12.9% of total assets, compared to $32.5 million, or 13.0% of total assets, at December 31, 2007 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2008. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of June 30, 2008:

                                                          Regulatory       Minimum to be
                                          Actual           Minimum       Well Capitalized
                                     ---------------   ---------------   ----------------
                                      Amount   Ratio    Amount   Ratio    Amount   Ratio
                                     -------   -----   -------   -----   -------   -----
                                                     Dollars in Thousands
Tangible Capital (to
   tangible assets)                  $27,575   11.26%  $ 3,673   1.50%   $ 4,898    2.00%
Tier 1 (Core) capital (to risk -
   weighted assets)                  $27,575   15.52%  $ 7,106   4.00%   $10,658    5.00%
Total risk-based capital (to risk-
   weighted assets)                  $29,814   16.78%  $14,211   8.00%   $17,764   10.00%
Tier 1 risk-based capital (to
   tangible assets)                  $27,575   11.26%  $ 9,796   4.00%   $12,245    6.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008

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

As of June 30, 2008, our exposure to interest rate risk has not changed substantially from disclosures included in the Annual Report on Form 10-K for the period ended December 31, 2007, as filed with the SEC.

ITEM 4T - CONTROLS AND PROCEDURES

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008

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

Item 4 - Submission of Matters to a Vote of Security Holders:

     The annual meeting of the shareholders of the Company was held on May 21, 2008. The results of the vote were as follows:

     1. The following individuals were elected as director for a three (3) year term:

                    Votes For   Votes Withheld
                    ---------   --------------
James C. Rapin      1,836,140       550,295
Martin A. Thomson   1,845,399       541,036

     2. The ratification of the appointment of Plante & Moran, PLLC as independent auditors of the Company for the fiscal year ending December 31, 2008:

                     For      Against   Abstain
                  ---------   -------   -------
Number of Votes   2,117,181   261,999    7,255

Item 5 - Other Information:

     Not applicable

Item 6 - Exhibits

     Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FEDERAL OF NORTHERN MICHIGAN
                                        BANCORP, INC.


                                        By: /s/ Michael W. Mahler
                                            ------------------------------------
                                            Michael W. Mahler
                                            Chief Executive Officer

                                            Date: August 14, 2008


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

                                            Date: August 14, 2008