Form 10-Q
period 2008-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2008-11-14
CIK 1128227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

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

Common Stock, Par Value $0.01                   Outstanding at November 14, 2008
      (Title of Class)                                  2,884,249 shares

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I -- FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
            Consolidated Balance Sheet at
               September 30, 2008 and December 31, 2007 .................     3
            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2008 and September 30, 2007 ...     4
            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 2008 .............     5
            Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2008 and September 30, 2007 ..........     6
            Notes to Unaudited Consolidated Financial Statements ........     7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..........................................    17
ITEM 3 - QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK .....    23
ITEM 4T - CONTROLS AND PROCEDURES .......................................    24
                           PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS ..............................................    25
ITEM 1A - RISK FACTORS ..................................................    25
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....    25
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ................................    25
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    25
ITEM 5 - OTHER INFORMATION ..............................................    25
ITEM 6 - EXHIBITS .......................................................    25
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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                            September 30, 2008   December 31, 2007
                                                            ------------------   -----------------
                                                                (Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks .........................      $  4,165,050        $  3,567,858
Overnight deposits with FHLB ............................         7,117,803           1,772,999
                                                               ------------        ------------
Total cash and cash equivalents .........................        11,282,853           5,340,857
Securities AFS ..........................................        24,218,210          20,680,913
Securities HTM ..........................................         4,074,502           2,770,000
Loans held for sale .....................................           367,722                  --
Loans receivable, net of allowance for loan losses of
   $2,791,922 and $4,013,454 as of September 30, 2008 and
   December 31, 2007, respectively ......................       194,495,330         201,333,427
Foreclosed real estate and other repossessed assets .....         1,537,310           1,279,543
Federal Home Loan Bank stock, at cost ...................         4,196,900           4,196,900
Premises and equipment ..................................         7,230,339           7,619,016
Accrued interest receivable .............................         1,586,094           1,699,706
Intangible assets .......................................         1,495,145           2,093,735
Goodwill ................................................         1,408,604           1,396,854
Other assets ............................................         2,349,197           2,420,340
                                                               ------------        ------------
Total assets ............................................      $254,242,206        $250,831,292
                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ................................................      $176,349,954        $164,469,673
Advances from borrowers for taxes and insurance .........           166,092                 729
Federal Home Loan Bank advances and Note Payable ........        45,968,651          52,683,795
Accrued expenses and other liabilities ..................           410,405           1,173,550
                                                               ------------        ------------
Total liabilities .......................................       222,895,102         218,327,747
                                                               ------------        ------------
Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares
   authorized 3,191,999 shares issued) ..................            31,920              31,920
Additional paid-in capital ..............................        24,377,322          24,327,466
Retained earnings .......................................        11,066,347          12,416,364
Treasury stock at cost (307,750 shares) .................        (2,963,918)         (2,963,918)
Unallocated ESOP ........................................          (883,291)           (958,651)
Unearned compensation ...................................          (317,486)           (414,549)
Accumulated other comprehensive income ..................            36,210              64,913
                                                               ------------        ------------
Total stockholders' equity ..............................        31,347,104          32,503,545
                                                               ------------        ------------
Total liabilities and stockholders' equity ..............      $254,242,206        $250,831,292
                                                               ============        ============

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                   For the Three Months       For the Nine Months
                                                   Ended September 30,        Ended September 30,
                                                 -----------------------   -------------------------
                                                    2008         2007          2008          2007
                                                 ----------   ----------   -----------   -----------
                                                       (Unaudited)                (Unaudited)
Interest income:
Interest and fees on loans ...................   $3,156,924   $3,709,722   $ 9,575,347   $10,896,898
Interest and dividends on investments ........      248,386      416,676       764,630     1,350,677
Interest on mortgage-backed securities .......      119,501       13,395       265,793        79,922
                                                 ----------   ----------   -----------   -----------
Total interest income ........................    3,524,811    4,139,793    10,605,770    12,327,497
                                                 ----------   ----------   -----------   -----------
Interest expense:
Interest on deposits .........................    1,275,690    1,391,569     3,811,954     4,200,920
Interest on borrowings .......................      532,247      708,554     1,653,578     2,247,734
                                                 ----------   ----------   -----------   -----------
Total interest expense .......................    1,807,937    2,100,123     5,465,532     6,448,654
                                                 ----------   ----------   -----------   -----------
Net interest income ..........................    1,716,874    2,039,670     5,140,238     5,878,843
Provision for loan losses ....................      875,431      110,957     1,242,665       309,937
                                                 ----------   ----------   -----------   -----------
Net interest income after provision for loan
   losses ....................................      841,443    1,928,713     3,897,573     5,568,906
                                                 ----------   ----------   -----------   -----------
Non Interest income:
Service charges and other fees ...............      245,162      236,870       708,447       649,844
Mortgage banking activities ..................       85,665       77,673       316,382       277,104
(Loss) gain on sale of available-for-sale
   investments ...............................           --           --        16,052       (96,655)
Net gain (loss) on sale of premises and
   equipment, real estate owned and other
   repossessed assets ........................        5,403       (6,691)       28,497       (19,109)
Other ........................................       18,076       12,756        67,358        38,094
Insurance & Brokerage Commissions ............      298,059      701,520     1,315,255     2,043,519
                                                 ----------   ----------   -----------   -----------
Total non interest income ....................      652,365    1,022,127     2,451,991     2,892,797
                                                 ----------   ----------   -----------   -----------
Non interest expenses:
Compensation and employee benefits ...........    1,411,486    1,560,340     4,321,082     4,651,267
SAIF Insurance Premiums ......................       33,443        5,070        85,238        15,936
Advertising ..................................       47,714       75,302       128,860       160,623
Occupancy ....................................      330,703      358,052     1,053,770     1,101,993
Amortization of intangible assets ............      100,162      122,531       325,327       370,725
Service Bureau Charges .......................       72,432       73,593       240,518       237,178
Insurance & Brokerage Commission Expense .....           --      245,193       309,874       719,391
Professional Services ........................      112,423       76,537       313,789       247,443
Prepayment penalty on FHLB advances ..........           --      171,353            --       464,240
Other ........................................      339,993     (128,285)      950,604       948,952
                                                 ----------   ----------   -----------   -----------
Total non interest expenses ..................    2,448,356    2,559,685     7,729,062     8,917,748
                                                 ----------   ----------   -----------   -----------
Loss before income tax benefit ...............     (954,548)     391,156    (1,379,498)     (456,045)
Income tax benefit ...........................     (319,814)     (48,428)     (462,118)     (216,753)
                                                 ----------   ----------   -----------   -----------
Net loss .....................................   $ (634,734)  $  439,584   $  (917,380)  $  (239,292)
                                                 ==========   ==========   ===========   ===========
Per share data:
Basic loss per share .........................   $    (0.22)  $     0.15   $     (0.32)  $     (0.08)
Weighted average number of shares
   outstanding ...............................    2,884,249    2,884,010     2,884,249     2,938,665
Diluted loss per share .......................   $    (0.22)  $     0.15   $     (0.32)  $     (0.08)
Weighted average number of shares outstanding,
   including dilutive stock options ..........    2,884,249    2,884,010     2,884,249     2,938,665
Dividends per common share ...................   $     0.05   $     0.05   $      0.15   $      0.15

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                           Accumulated
                                                        Additional                                            Other
                                   Common   Treasury     Paid-in      Unearned     Retained   Unallocated Comprehensive
                                   Stock     Stock       Capital    Compensation   Earnings      ESOP         Income        Total
                                  ------- -----------  -----------  ------------ -----------  ----------- ------------- -----------
Balance at December 31, 2007 .... $31,920 $(2,963,918) $24,327,466   $(414,549)  $12,416,364   $(958,651)   $ 64,913    $32,503,545
Stock Options/Awards Expensed ...      --          --       75,548      97,063            --          --          --        172,611
Unallocated ESOP ................      --          --      (25,692)         --            --      75,360          --         49,668
Net loss for the period .........      --          --           --          --      (917,380)         --          --       (917,380)
Changes in unrealized gain:
   on available-for-sale
   securities (net of tax of
   $14,786) .....................      --          --           --          --            --          --     (28,703)       (28,703)
                                                                                                                        -----------
Total comprehensive loss ........      --          --           --          --            --          --          --       (946,083)
Dividends declared ..............      --          --           --          --      (432,637)         --          --       (432,637)
                                  ------- -----------  -----------   ---------   -----------   ---------    --------    -----------
Balance at September 30, 2008 ... $31,920 $(2,963,918) $24,377,322   $(317,486)  $11,066,347   $(883,291)   $ 36,210    $31,347,104
                                  ======= ===========  ===========   =========   ===========   =========    ========    ===========

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For Nine Months Ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                               2008           2007
                                                                           ------------   ------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net loss ...............................................................   $   (917,380)  $   (239,292)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization .......................................        769,562        825,067
   Provision for loan loss .............................................      1,242,665        309,937
   Amortization and accretion on securities ............................         46,831          8,834
   (Gain) or loss on sale of securities ................................        (16,052)        96,655
   Originations of loans held for sale .................................     (8,800,236)   (10,595,936)
   Principal amount of loans sold ......................................      8,518,680     10,667,936
   Loss or (gain) on sale of real estate held for sale .................        273,264           (937)
   (Gain) or loss on sale of premises and equipment ....................        (28,496)        23,041
   Change in accrued interest receivable ...............................        113,612         94,333
   Change in other assets ..............................................     (1,190,965)       165,753
   Change in accrued expenses and other liabilities ....................       (763,145)      (414,099)
   Stock options/awards expensed .......................................        172,611        141,222
                                                                           ------------   ------------
Net cash (used in) provided by operating activities ....................       (579,049)     1,082,514
                                                                           ------------   ------------
   Net decrease in loans ...............................................      5,595,432      1,665,309
   Proceeds from maturity and sale of available-for-sale securities ....     16,270,097     15,577,074
   Proceeds from sale of real estate held for investment ...............        919,833         74,138
   Proceeds from sale of property & equipment ..........................        243,425             --
   Purchase of securities ..............................................    (21,186,165)    (1,045,000)
   Purchase of premises and equipment ..................................       (269,109)      (852,803)
                                                                           ------------   ------------
Net cash provided by investing activities ..............................      1,573,513     15,418,718
                                                                           ------------   ------------
   Net increase (decrease) in deposits .................................     11,880,281    (10,467,881)
   Dividend paid on common stock .......................................       (432,637)      (437,975)
   ESOP shares committed to be released ................................         49,668         66,260
   Net increase in advances from borrowers .............................        165,364         47,995
   Additions to advances from Federal Home Loan Bank and notes
      payable ..........................................................     12,200,000     30,500,000
   Repayments of Federal Home Loan Bank advances and notes payable .....    (18,915,144)   (36,617,707)
   Purchase of treasury shares .........................................             --     (1,398,559)
                                                                           ------------   ------------
Net cash provided by (used in) financing activities ....................      4,947,532    (18,307,867)
                                                                           ------------   ------------
Net increase (decrease) in cash and cash equivalents ...................      5,941,996     (1,806,635)
Cash and cash equivalents at beginning of period .......................      5,340,857      4,992,801
                                                                           ------------   ------------
Cash and cash equivalents at end of period .............................   $ 11,282,853   $  3,186,166
                                                                           ============   ============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes ...........................   $         --   $     25,000
Cash paid during the period for interest ...............................   $  5,615,901   $  6,580,063
                                                                           ------------   ------------

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

     These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2008, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2007. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

     The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, which have remained stable, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. As an example, if recent loss experience dictated that the projected loss ratios would be changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of September 30, 2008 would have changed by approximately $270,280. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination and sale of mortgage loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of September 30, 2008, we were servicing loans sold to others totaling $128.6 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at September 30, 2008 included the following:

Annual constant prepayment speed (CPR):        12.95%
Weighted average life remaining (in months):     241
Discount rate used:                             8.00%

     At the September 30, 2008 valuation, we calculated the value of our mortgage servicing rights to be $1.2 million and the weighted average life remaining of those rights was 42 months. The book value of our mortgage servicing rights as of September 30, 2008 was $440,000 which was $760,000 less than the independent valuation, so there was no need to establish a valuation allowance.

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

     In connection with our acquisition in 2003 of ICA, we allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. These intangible assets included the ICA customer list and a third-party contract to which ICA is a party. From the date of acquisition through April 30, 2005 we amortized the value assigned to the customer list and contract over a period of 20 years. Effective May 1, 2005, one of the former owners of ICA retired, requiring an evaluation of the impact that this retirement could have on both the customer list intangible and an exclusive Blue Cross-Blue Shield ("BCBS") contract. Management determined that the retirement could open the door for BCBS to re-negotiate the exclusive contract, including the possibility that the contract could be terminated. In addition, management considered the possibility that the customer base could deteriorate as a result of the retirement. Management made assumptions based on this uncertainty and estimated the impact this could have on long-term cash flows. Management did not believe there was uncertainty with respect to near-term cash flows. Based on the guidance of SFAS 142, management prospectively changed the amortization for these assets based on our new expectations. At that point, the remaining useful life of the assets was determined to be 10 years. Despite the decrease in estimated useful lives, cash flows from these assets have not deteriorated. On April 1, 2008, the Company, through ICA, sold to the Grotenhuis Group (a managing agent for Blue Cross Blue Shield of Michigan) for $300,000 the rights to service insurance contracts and collect commissions on such contracts written through local Chambers of Commerce located in an 11-county area in northeast Michigan. As part of the transaction, certain employees of ICA transferred to the Grotenhuis Group to service the contracts. In connection with this sale, the Company wrote-off the remaining intangible asset related to this contract, which carried a book value of $273,000.

     Goodwill was created in both the 2003 ICA transaction and a 2005 customer list purchase. Goodwill will not be amortized but tested annually for impairment. Annual tests of impairment have included obtaining third party sales multiple information for comparable companies. The mean of the multiples is applied to annual net sales of ICA and added to the value of tangible assets less current liabilities. This value is then compared to the current book value of Goodwill, Intangibles, and Investment in ICA. Each year this analysis has indicated no impairment of Goodwill exists. The $900,000 of payments made under the earn-out agreement in the ICA transaction were added to goodwill as was $59,000 in earn-out payments accrued in 2007 and 2006 related to the 2005 customer list purchase.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. Unless the Company undertakes an acquisition, this standard will not apply.

     In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this standard will have on the Company's results of operations.

     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 ("EITF 06-11"), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company has completed its review and determined its impact is immaterial to the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 was initially effective for the Company beginning January 1, 2008.

     In February 2008, the FASB approved the issuance of FASB Staff Position
(FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position.

     In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended September 30, 2008. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.

     Fair value levels for financial assets in instances where there is limited or no observable market activity and, thus, are determined upon estimates, are often derived based on the specific characteristics of the financial asset, as well as the competitive and economic environment in existence at that particular time. As a result, fair value levels cannot be measured with certainty and may not be achieved in a sale of the financial asset. Any pricing model utilized to determine fair value may contain potential weaknesses and variation in assumptions utilized, including discount rates, prepayment speeds, default rates and future cash flow estimates, can result in substantially different estimates of fair values.

NOTE 2 -- INCOME TAXES

     During 2006, the Michigan legislature repealed the Single Business Tax
(SBT) that served as a significant source of revenue for the State and during 2007 enacted the Michigan Business Tax (MBT) as its replacement to take effect January 1, 2008. Under the MBT, financial institutions are subject to a 0.235% franchise tax based on net capital. The Company has determined that the impact of this new taxing structure will be immaterial to the Company's consolidated financial statements.

NOTE 3 -- FAIR VALUE MEASUREMENTS

     Certain assets are recorded at fair value to provide financial statement users an enhanced understanding of the Company's quality of earnings, with some assets measured on a recurring basis and others measured on a nonrecurring basis, with the determination based upon applicable existing accounting n pronouncements. Accordingly, SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use on unobservable inputs when measuring fair value. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. A brief description of each level follows..

     Level 1 - In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not entail a significant degree of judgement.

     Level 2 - Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

     Level 3 - Fair value drivers for Level 3 inputs are unobservable, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

     The following table presents the balances of the Company's assets that were measured at fair value on a recurring basis as of September 30, 2008.

     ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS AT
                               SEPTEMBER 30, 2008
                             (DOLLARS IN THOUSANDS)

                                            QUOTED PRICES IN
                                              ACTIVE MARKETS   SIGNIFICANT OTHER      SIGNIFICANT       BALANCE AT
                                              FOR IDENTICAL        OBSERVABLE        UNOBSERVABLE     SEPTEMBER 30,
                                            ASSETS (LEVEL 1)    INPUTS (LEVEL 2)   INPUTS (LEVEL 3)       2008
                                            ----------------   -----------------   ----------------   -------------
ASSETS
Investment securities- available-for-sale        $24,218              $--                 $--            $24,218
LIABILITIES
None

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held-to-maturity investments and loans. For the assets valued using Level 3 inputs, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. For the three- and nine- months ended September 30, 2008, the Company recognized non-cash impairment charges to adjust these assets to their estimated fair values of $836,000 and $1,320,000, respectively.

              ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
                             (DOLLARS IN THOUSANDS)

                                                                                                 TOTAL LOSSES     TOTAL LOSSES
                                                  QUOTED PRICES    SIGNIFICANT                  FOR THE THREE-   FOR THE NINE-
                                                    IN ACTIVE         OTHER       SIGNIFICANT    MONTH PERIOD     MONTH PERIOD
                                  BALANCE AT       MARKETS FOR      OBSERVABLE   UNOBSERVABLE       ENDED            ENDED
                                SEPTEMBER 30,   IDENTICAL ASSETS      INPUTS        INPUTS       SEPTEMBER 30,   SEPTEMBER 30,
                                    2008            (LEVEL 1)       (LEVEL 2)      (LEVEL 3)         2008            2008
                                -------------   ----------------   -----------   ------------   --------------   -------------
ASSETS
Investments- held-to-maturity       $4,076             $--            $4,076        $   --           $ --            $   --
Impaired loans accounted for
   under FAS 114                    $7,110             $--            $--           $7,110            836             1,320
                                                                                                     ----            ------
                                                                                                     $836            $1,320

     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value was calculated based on the fair value of the underlying collateral. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

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

NOTE 4 -- DIVIDENDS.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions.

     On September 16, 2008, the Company declared a cash dividend on its common stock, payable on or about October 17, 2008, to shareholders of record as of September 30, 2008, equal to $0.05 per share. The dividend on all shares outstanding totaled $144,212.

NOTE 5 -- 1996 STOCK OPTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SSFAS) No. 123 (Revised) "Shareholder Based Payments", which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company's 2005 stock offering and related second-step conversion). The Company's 2006 Stock-Based Incentive Plan (the "2006 Plan"), which was approved by the shareholders , permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum to be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

     During the three months ended September 30, 2008 the Company awarded no shares under the 2006 Stock-Based Incentive Plan. Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     STOCK OPTIONS - A summary of option activity under the Plan during the nine months ended September 30, 2008 is presented below:

                                                               Weighted-Average
                                                 Weighted-        Remaining
                                                  Average      Contractual Term      Aggregate
             Options                 Shares   Exercise Price        (Years)       Intrinsic Value
---------------------------------   -------   --------------   ----------------   ---------------
Outstanding at January 1, 2008      196,992        $9.48
Granted                                   0          N/A
Exercised                                 0          N/A
Forfeited or expired                 (4,710)       $9.56
Oustanding at September 30, 2008    192,282        $9.48             7.76                $0
Exercisable at September 30, 2008    79,358        $9.40             7.44                $0

     As of September 30, 2008 there was $225,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 3.42 years. The total fair value of shares vested during the nine months ended September 30, 2008 was $75,611.

     RESTRICTED STOCK AWARDS - As of September 30, 2008 there was $327,000 of unrecognized compensation cost related to nonvested restricted stock awards under the 2006 Plan.

NOTE 6 -- COMMITMENTS TO EXTEND CREDIT

     The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The Company's exposure to credit loss is represented by the contracted amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     At September 30, 2008, the Company had outstanding commitments to originate loans of $26.5 million. These commitments included $6.4 million for permanent one-to-four family dwellings, $3.7 million for non-residential loans, $1.1 million of undisbursed loan proceeds for construction of one-to-four family dwellings, $5.7 million of undisbursed lines of credit on home equity loans, $1.3 million of unused credit card lines, $5.4 million of unused commercial lines of credit, $1.2 million of undisbursed commercial construction, $5,000 of unused letters of credit and $1.7 million in unused bounce protection.


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

                                                                  For the Three Months Ended
                                                                      September 30, 2008
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  3,525   $    9     $    (9)     $  3,525
INTEREST EXPENSE                                            1,817       --          (9)        1,808
                                                         --------   ------     -------      --------
NET INTEREST INCOME - Before provision for loan losses      1,708        9          --         1,717
PROVISION FOR LOAN LOSSES                                     875       --          --           875
                                                         --------   ------     -------      --------
NET INTEREST INCOME - After provision for loan losses         833        9          --           842
OTHER INCOME                                                  352      300          --           652
OPERATING EXPENSES                                          2,118      330          --         2,448
                                                         --------   ------     -------      --------
LOSS -  Before federal income tax benefit                    (933)     (21)         --          (954)
FEDERAL INCOME TAX EXPENSE (BENEFIT)                         (313)      (7)         --          (319)
                                                         --------   ------     -------      --------
NET LOSS                                                 $   (620)  $  (14)    $    --      $   (635)
                                                         ========   ======     =======      ========
DEPRECIATION AND AMORTIZATION                            $    186   $   86     $    --      $    272
                                                         ========   ======     =======      ========
ASSETS                                                   $250,044   $5,350     $(1,152)     $254,242
                                                         ========   ======     =======      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --     $    --      $     --
   Intangible assets                                           --       --          --            --
   Property and equipment                                     141       --          --           141
                                                         --------   ------     -------      --------
      TOTAL                                              $    141   $   --     $    --      $    141
                                                         ========   ======     =======      ========

                                                                  For theThree Months Ended
                                                                      September 30, 2007
                                                                    (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $  4,140   $   11      $ (11)      $  4,140
INTEREST EXPENSE                                            2,108        3        (11)         2,100
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      2,032        8         --          2,040
PROVISION FOR LOAN LOSSES                                     111       --         --            111
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       1,921        8         --          1,929
OTHER INCOME                                                  310      712         --          1,022
OPERATING EXPENSES                                          2,371      653         --          3,024
                                                         --------   ------      -----       --------
INCOME (LOSS) - Before federal income tax expesne
   (benefit)                                                 (140)      67         --            (73)
FEDERAL INCOME TAX EXPESNE (BENEFIT)                          (71)      23         --            (48)
                                                         --------   ------      -----       --------
NET INCOME (LOSS)                                        $    (69)  $   44      $  --       $    (25)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    186   $   86      $  --       $    272
                                                         ========   ======      =====       ========
ASSETS                                                   $258,797   $4,516      $(789)      $262,524
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                      32       --         --             32
                                                         --------   ------      -----       --------
      TOTAL                                              $     32   $   --      $  --       $     32
                                                         ========   ======      =====       ========

                                                                  For the Nine Months Ended
                                                                     September 30, 2008
                                                                   (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 10,606   $   31     $   (31)     $ 10,606
INTEREST EXPENSE                                            5,497       --         (31)        5,466
                                                         --------   ------     -------      --------
NET INTEREST INCOME - Before provision for loan losses      5,109       31          --         5,140
PROVISION FOR LOAN LOSSES                                   1,242       --          --         1,242
                                                         --------   ------     -------      --------
NET INTEREST INCOME - After provision for loan losses       3,867       31          --         3,898
OTHER INCOME                                                1,131    1,321          --         2,452
OPERATING EXPENSES                                          6,335    1,394          --         7,729
                                                         --------   ------     -------      --------
LOSS - Before federal income tax benefit                   (1,337)     (42)         --        (1,379)
FEDERAL INCOME TAX BENEFIT                                   (448)     (14)         --          (462)
                                                         --------   ------     -------      --------
NET LOSS                                                 $   (889)  $  (28)    $    --      $   (917)
                                                         ========   ======     =======      ========
DEPRECIATION AND AMORTIZATION                            $    561   $  186     $    --      $    747
                                                         ========   ======     =======      ========
ASSETS                                                   $250,044   $5,350     $(1,152)     $254,242
                                                         ========   ======     =======      ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     12   $   --     $    --      $     12
   Intangible assets                                           --       --          --            --
   Property and equipment                                     269       --          --           269
                                                         --------   ------     -------      --------
      TOTAL                                              $    281   $   --     $    --      $    281
                                                         ========   ======     =======      ========

                                                                  For the Nine Months Ended
                                                                     September 30, 2007
                                                                   (Dollars in Thousands)
                                                         -------------------------------------------
                                                           Bank       ICA    Eliminations     Total
                                                         --------   ------   ------------   --------
INTEREST INCOME                                          $ 12,328   $   22      $ (22)      $ 12,328
INTEREST EXPENSE                                            6,463        8        (22)         6,449
                                                         --------   ------      -----       --------
NET INTEREST INCOME - Before provision for loan losses      5,865       14         --          5,879
PROVISION FOR LOAN LOSSES                                     310       --         --            310
                                                         --------   ------      -----       --------
NET INTEREST INCOME - After provision for loan losses       5,555       14         --          5,569
OTHER INCOME                                                  830    2,063         --          2,893
OPERATING EXPENSES                                          6,905    2,013         --          8,918
                                                         --------   ------      -----       --------
INCOME (LOSS) - Before federal income tax expense
   (benefit)                                                 (520)      64         --           (456)
FEDERAL INCOME TAX EXPENSE (BENEFIT)                         (239)      22         --           (217)
                                                         --------   ------      -----       --------
NET INCOME (LOSS)                                        $   (281)  $   42      $  --       $   (239)
                                                         ========   ======      =====       ========
DEPRECIATION AND AMORTIZATION                            $    566   $  258      $  --       $    824
                                                         ========   ======      =====       ========
ASSETS                                                   $258,797   $4,516      $(789)      $262,524
                                                         ========   ======      =====       ========
EXPENDITURES RELATED TO LONG-LIVED ASSETS:
   Goodwill                                              $     --   $   --      $  --       $     --
   Intangible assets                                           --       --         --             --
   Property and equipment                                     176       23         --            199
                                                         --------   ------      -----       --------
      TOTAL                                              $    176   $   23      $  --       $    199
                                                         ========   ======      =====       ========

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2008 and December 31, 2007, and the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

     For the quarter ended September 30, 2008, the Company reported a net loss of $635,000 compared to a net loss of $25,000 for the year earlier period, a decrease in earnings of $610,000. For the nine months ended September 30, 2008, the net loss was $917,000 compared to a net loss of $239,000 for the nine months ended September 30, 2007.

     Total assets increased by $3.4 million, or 1.4% from December 31, 2007 to September 30, 2008. Investment securities available for sale increased by $3.5 million from December 31, 2007 to September 30, 2008. Net loans receivable decreased $6.8 million or 3.4% during that same time period. Total deposits increased $11.9 million, or 7.2% from December 31, 2007 to September 30, 2008, while Federal Home Loan Bank advances decreased by $6.5 million from December 31, 2007 to September 30, 2008. Equity decreased by $1.2 million, or 3.6% during the nine-month period ended September 30, 2008.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS: Total assets increased $3.4 million, or 1.4%, to $254.2 million at September 30, 2008 from $250.8 million at December 31, 2007. Investment securities available for sale increased $3.5 million, or 17.1%, from December 31, 2007 to September 30, 2008. Net loans receivable decreased $6.8 million, or 3.4%, to $194.5 million at September 30, 2008 from $201.3 million at December 31, 2007. Total mortgage loans decreased by $4.8 million, consumer loans decreased by $2.6 million and total commercial loans decreased by $360,000 as loan originations declined due to weaker economic conditions in our primary lending markets.

LIABILITIES: Deposits increased $11.9 million, or 7.2%, to $176.3 million at September 30, 2008 from $164.5 million at December 31, 2007, a time period during which we were not a market-leader in deposit rates. Over $9 million of this increase in deposits came was experienced during the three months ended September 30, 2008. While we were a market leader in rates in some CD maturity categories during this time period, we attribute the increase, which was primarily in our money-market and CD products, to depositors seeking safety rather than rate, and we did not match the high "special rates" that many of our area competitors were offering. FHLB advances decreased $6.5 million, or 12.6%, to $45.2 million at September 30, 2008 from $51.7 million at December 31, 2007 due to the pay-down of advances from the maturity of AFS investment securities, and the influx of deposits.

EQUITY: Stockholders' equity decreased to $31.3 million at September 30, 2008 from $32.5 million at December 31, 2007, a decline of $1.2 million. The decrease in stockholders' equity was mainly attributable to our net loss for the period of $910,000 as well as to dividends paid during the period. Dividends were $433,000 for the nine months ended September 30, 2008, respectively. The unrealized gain on available for sale securities, net of tax, was $36,200 at September 30, 2008 as compared to a gain of $64,900 at December 31, 2007, a decline of $28,700.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

GENERAL: Net income decreased by $610,000 to a net loss of $635,000 for the three months ended September 30, 2008 from a net loss of $25,000 for the same period ended September 30, 2007. This decrease was attributable to three factors: an increase in provision for loan losses of $764,000 to $875,000 for the three months ended September 30, 2008 as compared to $111,000 for the same period in 2007; a decrease in net interest income period over period of $323,000 mainly due to a decrease in interest income and a decrease in our net interest margin; and a decrease in non-interest income of $370,000 period over period. These three factors were partially offset by a reduction in our non-interest expense of $576,000 period over period. These factors are all discussed in greater detail below.

INTEREST INCOME: Interest income was $3.5 million for the three months ended September 30, 2008, compared to $4.1 million for the comparable period in 2007. The decrease in interest income was due primarily to two factors: a decrease in the average balance of our interest-earning assets due to a reduction in the size of our loan portfolio and a decrease in the yield on interest-earning assets due in part to lower market interest rates. The average balances of AFS investment securities decreased $7.9 million as securities matured or were called and the proceeds were used to pay-down higher-cost FHLB advances, rather than reinvest in lower-yielding investment securities. The average balance of mortgage loans decreased $7.7 million period over period and the average balance of non-mortgage loans decreased $2.8 million quarter over quarter, as we continued to experience a decline in loan originations due to economic conditions in our market areas.

INTEREST EXPENSE: Interest expense was $1.8 million for the three month period ended September 30, 2008, compared to $2.1 million for the same period in 2007. The decrease in interest expense for the three-month period was due primarily to decreases in the average balance of and interest rates paid on our Federal Home Loan Bank Advances period over period. We experienced a $9.6 million decrease in the average balance of FHLB advances for the three months ended September 30, 2008 when compared to the same period in 2007 and the average rate on those advances decreased 45 basis point to 4.40% for the three-month period ended September 30, 2008 as compared to the year-earlier period. In addition, our cost of funds relating to our certificates of deposit decreased 36 basis points to 4.12% three-month period over three-month period, due mainly to higher-costing certificates which matured and re-priced lower in the lower market interest rate environment.

NET INTEREST INCOME: Net interest income decreased to $1.7 million for the three month period ended September 30, 2008 compared to $2.0 million for the same period in 2007. For the three months ended September 30, 2008, average interest-earning assets decreased $9.2 million, or 3.7%, to $237.4 million when compared to the same period in 2007. Average interest-bearing liabilities decreased $7.6 million, or 3.5%, to $209.0 million for the quarter ended September 30, 2008 from $216.6 million for the quarter ended September 30, 2007. The yield on average interest-earning assets decreased to 5.92% for the three month period ended September 30, 2008 from 6.69% for the same period ended in 2007 due mainly to decreases in the yields on our non-mortgage loans, increases in interest reversals on non-performing loans, and investment securities purchased with yields lower than the securities they replaced in our portfolio due to declines in market rates of interest. The cost of average interest-bearing liabilities decreased to 3.42% from 3.83% for the three month periods ended September 30, 2008 and September 30, 2007, respectively. The decrease in asset yields on interest earning assets, offset by the decrease in our cost of funds resulted a decrease in the net interest margin of 41 basis points to 2.91% for the three month period ended September 30, 2008 from 3.32% for same period in 2007.

PROVISION FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $875,000 for the three month period ended September 30, 2008 and $111,000 for the comparable period in 2007. During the quarter ended September 30, 2008, the Company had increased its reserves on certain commercial and mortgage loans based on deterioration of those credits during the quarter, particularly one large commercial real-estate loan, which accounted for the higher provision in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

NON INTEREST INCOME: Non interest income was $652,000 for the three month period ended September 30, 2008, a decrease of $370,000 or 36.2% from the same period in 2007. The primary reason for the decrease was insurance & brokerage commission income which was $403,000 lower in the quarter ended September 30, 2008 as compared to the same period a year earlier due to the sale of the exclusive BCBS contract to Grotenhuis in April 2008.

NON INTEREST EXPENSE: Non interest expense was $2.4 million for the three month period ended September 30, 2008, a $576,000 or 19.0%, decrease from the same period in 2007. The decrease was due to $171,000 in prepayment penalties associated with early pay-off of FHLB advances during the quarter ended September 30, 2007, and decreases of $245,000 in insurance and brokerage commission expense related to the sale of the exclusive BCBS contract to Grotenhuis, $149,000 in compensation and employee benefits, $28,000 in advertising expense, and $27,000 in occupancy expense.

INCOME TAXES: Federal income taxes decreased to a tax benefit of $320,000 for the three month period ended September 30, 2008 compared to tax benefit of $48,000 for the same period in 2007. The decrease for the three month period was attributable to a decrease in pre-tax income quarter over quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

GENERAL: Net income decreased $678,000 to a net loss of $917,000 for the nine months ended September 30, 2008 from net loss of $239,000 for the same period ended September 30, 2007. The decrease in earnings period over period was primarily attributable to the same three factors as were discussed for the three-month period comparison: an increase in provision for loan losses of $933,000 to $1,243,000 for the nine months ended September 30, 2008 as compared to $310,000 for the same period in 2007; a decrease in net interest income period over period of $739,000 mainly due to a decrease in interest income and a decrease in our net interest margin; and a decrease in non-interest income of $441,000 period over period. These three factors were partially offset by a reduction in our non-interest expense of $1,200,000 period over period. The income tax benefit for the nine months ended September 30, 2008 increased by $245,000 as compared to the same period in 2007 due to the decrease in pre-tax income period over period.

INTEREST INCOME: Interest income was $10.6 million for the nine months ended September 30, 2008, compared to $12.3 million for the comparable period in 2007. This decrease of $1.7 million, or 14.0%, in interest income was due in large part to a decrease of $17.6 million in average balances of AFS investment securities to $16.9 million for the nine-month period ended September 30, 2008 compared to $34.6 million for the period ended September 30, 2007. In addition, the yield on that portfolio decreased 34 basis points to 4.06% period over period. We also experienced a 125 basis point decrease to 6.42% period over period in the yield on our non-mortgage loan portfolio, which carried an average balance of $104.7 million for the nine month period ended September 30. 2008.

INTEREST EXPENSE: Interest expense was $5.5 million for the nine month period ended September 30, 2008 compared to $6.4 million for the same period in 2007. The decrease in interest expense was due primarily to decreases in the average balance of and interest rates on our Federal Home Loan Bank Advances period over period. We experienced an $11.5 million decrease in the average balance of FHLB advances for the nine months ended September 30, 2008 when compared to the same period in 2007 and the average rate on those advances decreased 44 basis points to 4.50% for the nine-month period ended September 30, 2008 as compared to the year-earlier period. In addition, our cost of funds relating to our certificates of deposit decreased 28 basis points to 4.23% nine-month period over nine-month period, due mainly to higher-costing certificates which matured and re-priced lower.

NET INTEREST INCOME: Net interest income decreased by $739,000 for the nine month period ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008, average interest-earning assets decreased $17.3 million, or 6.9%, when compared to the same period in 2007. Average interest-bearing liabilities decreased $16.2 million, or 7.3% for the same period. The yield on average interest-earning assets decreased to 6.03% for the nine month period ended September 30, 2008 from 6.55% for the same period ended in 2007. The cost of average interest-bearing liabilities decreased to 3.53% from 3.87% for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. The net result of the 52 basis point decrease in asset yields and 34 basis point decrease in the cost of funds was a net interest rate margin decrease of 20 basis points to 2.94% for the nine month period ended September 30, 2008, from 3.14% for the same period in 2007.

DELINQUENT LOANS AND NONPERFORMING ASSETS. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the context of SFAS 15.

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2008            2007
                                                       -------------   ------------
                                                          (Dollars in thousands)
Total non-accrual loans                                   $8,206         $ 8,459
                                                          ------         -------
Accrual loans delinquent 90 days or more:
   One- to four-family residential                            92             532
   Other real estate loans                                    --              --
   Consumer/Commercial                                        29             145
                                                          ------         -------
      Total accrual loans delinquent 90 days or more      $  121         $   677
Total nonperforming loans (1)                              8,327           9,136
Total real estate owned-residential mortgages (2)            333             872
Total real estate owned-Consumer and other (2)             1,204             408
Total nonperforming assets                                $9,864         $10,416
                                                          ======         =======
Total nonperforming loans to loans receivable               4.21%           4.54%
Total nonperforming assets to total assets                  3.88%           4.15%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

PROVISION FOR LOAN LOSSES: The provision for loan losses amounted to $1.2 million for the nine month period ended September 30, 2008 and $310,000 for the comparable period in 2007. The ratio of nonperforming loans to total loans was 4.21% at September 30, 2008 and 4.54% at December 31, 2007. As a percent of total assets, nonperforming loans decreased to 3.88% at September 30, 2008 from 4.15% at December 31, 2007. Total nonperforming assets decreased by $552,000 from December 31, 2007 to September 30, 2008.

NON INTEREST INCOME: Non interest income was $2.5 million for the nine month period ended September 30, 2008, a decrease of $441,000 or 15.2%, from the same period in 2007. The primary reason for the decrease was a decrease of $728,000 in insurance and brokerage commission income due to the sale of the exclusive BCBS contract to Grotenhuis in April 2008, partially offset by increases of $59,000 in service charge and other fee income and a swing of $112,000 in gain on sale of AFS securities period over period (a net loss of $97,000 for the nine months ended September 30, 2007 as compared to net gain of $16,000 for the same period in 2008).

NON INTEREST EXPENSE: Non interest expense was $7.7 million for the nine month period ended September 30, 2008 as compared to $8.9 million for the nine month period ended September 30, 2007. The main reasons for the decrease period over period was $464,000 in prepayment penalties on FHLB advances paid during the nine months ended September 30, 2007, a $410,000 reduction in insurance brokerage and commission expense in 2008 due to the sale of the BCBS contract as described above and a reduction of $330,000 in compensation and employee benefits period over period due to the closure of an under-performing branch as well as other cost-cutting measures.

INCOME TAXES: Federal income tax benefit increased to $245,000 to $462,000 for the nine months ended September 30, 2008 from a benefit of $217,000 for the same period in 2007. The decrease for the nine month period was attributable to a decrease in pre-tax income period over period.

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

Liquidity represents the amount of an institution's assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company's objective for liquidity is to be above 20%. Liquidity as of September 30, 2008 was $37.1 million, or 20.2%, compared to $57.3 million, or 32.1%, at December 31, 2007. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of September 30, 2008, the Bank had unused borrowing capacity totaling $7.7 million at the FHLB based on the pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2008 the Company originated $24.3 million in residential mortgage loans, of which $15.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $24.8 million in originations during the first nine months of 2007 of which $12.9 million were retained in portfolio. The Company also originated $22.6 million of commercial loans and $4.7 million of consumer loans in the first nine months of 2007 compared to $19.7 million of commercial loans and $7.2 million of consumer loans for the same period in 2007. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.7% and 48.5%, commercial loans 39.1% and 37.3% and consumer loans 13.2% and 14.2% at September 30, 2008 and December 31, 2007, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2008 deposits funded 69.4% of the Company's total assets compared to 65.6% at December 31, 2007. Certificates of deposit scheduled to mature in less than one year at September 30, 2008 totaled $72.9 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank's liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2008 the Company had $45.2 million in FHLB advances. FHLB borrowings as a percentage of total assets were 17.8% at September 30, 2008 as compared to 20.6% at December 31, 2007. The Company has sufficient available collateral to obtain additional advances of $7.7 million.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2008 was $31.3 million, or 12.3% of total assets, compared to $32.5 million, or 13.0% of total assets, at December 31, 2007 (See "Consolidated Statement of Changes in Stockholders' Equity"). The Bank is subject to certain capital-to-assets requirements in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at September 30, 2008. The following table summarizes the Bank's actual capital with the regulatory capital requirements and with requirements to be "Well Capitalized" under prompt corrective action provisions, as of September 30, 2008:

                                                                                           Minimum to be
                                                                           Regulatory           Well
                                                           Actual           Minimum         Capitalized
                                                      ---------------   ---------------   ---------------
                                                       Amount   Ratio    Amount   Ratio    Amount   Ratio
                                                      -------   -----   -------   -----   -------   -----
                                                                      Dollars in Thousands
Tier 1 (Core) capital (to adjusted assets)            $27,072   10.79%  $10,039   4.00%   $12,549    5.00%
Total risk-based capital (to risk-weighted assets)    $29,241   16.86%  $13,877   8.00%   $17,346   10.00%
Tier 1 risk-based capital (to risk weighted assets)   $27,072   15.61%  $ 6,939   4.00%   $10,408    6.00%
Tangible Capital (to tangible assets)                 $27,072   10.79%  $ 3,765   1.50%   $ 5,019    2.00%

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008

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

As of September 30, 2008, our exposure to interest rate risk has not changed substantially from disclosures included in the Annual Report on Form 10-K for the period ended December 31, 2007, as filed with the SEC.

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

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008

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

          Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008

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

                                           Date: November 14, 2008


                                       By: /s/ Amy E. Essex
                                           ------------------------------------
                                           Amy E. Essex, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                           Date November 14, 2008