Form 10-K
period 2008-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2009-03-31
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-31957
FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	32-0135202

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 S. Second Avenue, Alpena, Michigan	49707

(Address of Principal Executive Offices)	Zip Code
(989) 356-9041
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

(Title of Class)	(Name of Exchange of Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐. NO ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐. NO ☑.
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑. NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐. NO ☑.
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2008 ($5.99 per share) was $15.3 million.
     As of March 27, 2009, there were issued and outstanding 2,884,249 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
   1. Proxy Statement for the 2009 Annual Meeting of Stockholders (Parts I and III).
   2. Annual Report to Shareholders for the Year Ended December 31, 2008 (Part II).

PART I
ITEM 1. BUSINESS
Forward-Looking Statements
     This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.
     As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our” and similar terms refer to First Federal of Northern Michigan, the wholly owned savings bank subsidiary of First Federal of Northern Michigan Bancorp, Inc. as indicated by the context.
First Federal of Northern Michigan Bancorp, Inc.
     First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2008, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $247.7 million, deposits of $165.8 million and stockholders’ equity of $29.4 million. As of December 31, 2008, First Federal of Northern Michigan Bancorp, Inc. had 2,884,249 shares of common stock issued and outstanding. First Federal of Northern Michigan Bancorp, Inc.’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (989) 356-9041.
First Federal of Northern Michigan
     First Federal of Northern Michigan is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses from eight full-service facilities located in Alpena, Cheboygan, Emmett, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. First Federal of Northern Michigan was chartered in 1957, and reorganized into the mutual holding company structure in 1994. In 2000, First Federal of Northern Michigan became the wholly owned subsidiary of Alpena Bancshares, Inc., our predecessor company, and in April 2005 we completed our “second step” mutual-to-stock conversion and formed our current ownership structure.
     First Federal of Northern Michigan’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, consumer loans and in investment securities and mortgage-backed securities.
     First Federal of Northern Michigan’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (989) 356-9041.
Market Area and Competition
     First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. The population of Alpena (city and township), from which the majority of our deposits is drawn, has decreased 6.7% since 2000, and currently is approximately 20,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, is approximately 184,000, and increased by less than 1.0% from 2000 to 2007. The population of our primary market area decreased by approximately 2,700 or 1.4% from 2006 to 2007. Per capita income in our market area was $28,551 in 2006, which was 22.2% less than the national level, and 15.5% less than the state of Michigan as a whole, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Growth in per capita income in our market area is projected to increase only modestly over the next five years. The unemployment rate in our primary market area was 12.0% at December 31, 2008, compared to 7.2% nationally and 10.2% for the state of Michigan.

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
     As of December 31, 2008, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. In recent years, additional strong competition for deposits has come from securities brokers. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.
Lending Activities
     General. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2008, we had total loans of $198.2 million, of which $91.3 million, or 46.1%, were one- to four-family residential real estate mortgage loans, $43.8 million, or 22.0%, were commercial real estate loans, and $30.2 million, or 15.2%, were commercial loans. Other loans consisted primarily of home equity loans, which totaled $22.3 million, or 11.3% of total loans, construction loans which totaled $7.0 million or 3.6% of total loans, and other consumer loans which totaled $3.6 million, or 1.8% of total loans.
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

     We have in the past originated some fixed-rate loans that are generally amortized over 15 years but that have “balloon payments” that are due upon the maturity of the loan in five years. As a general rule, we no longer originate this type of mortgage loans. Upon maturity, existing balloon mortgage loans are either underwritten as fixed-rate loans and sold in the secondary mortgage market or rewritten as adjustable rate mortgages at current market rates. While the majority of our balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over five years.
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
     Commercial Real Estate Lending. We also originate commercial real estate loans. At December 31, 2008, we had a total of 180 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and car washes. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2008, our commercial real estate loans totaled $49.8 million, or 25.1% of our total loans, and had an average principal balance of approximately $243,000. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan. At December 31, 2008, our largest commercial real estate relationship consisted of two loans having a total principal balance of $5.5 million, of which $1.4 million has been charged off. These loans were secured by two commercial buildings and all corporate assets of the borrower. At December 31, 2008, these loans were in non-accrual status due to insufficient cash flows to meet future payment obligations.
     Commercial real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. However, loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the business or the related real estate property. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Some of our commercial real estate loans have been made to borrowers whose business operations are untested, which increases our risk.
     Consumer and Other Loans. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2008, consumer and other loans totaled $25.9 million, or 13.1% of our total loan portfolio. At such date, $597,000, or 0.2% of our consumer loans, were unsecured. As of December 31, 2008, home equity loans totaled $8.7 million, or 4.4% of our total loan portfolio, and automobile loans totaled $2.4 million, or 1.2% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

     Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.
     Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles, mobile homes, boats and recreational vehicles. In addition, the repayment of consumer loans depends on the borrower’s continued financial stability, as repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.
     Commercial Loans. At December 31, 2008, we had $30.2 million in commercial loans which amounted to 15.2% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $4.6 million at December 31, 2008. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.
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
     Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Some of our commercial loans have been made to borrowers whose business operations are untested, which increases our risk. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2008, our largest commercial loan was a $2.4 million commercial construction participation loan for the construction of a manufacturing plant and purchase of related equipment. At December 31, 2008 the outstanding balance was $2.1 million and the loan was performing according to its repayment terms.
     Construction Loans. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residence. We also originate loans for the construction of commercial buildings. Our construction loans totaled 7.0 million, or 3.6% of our total loan portfolio, at December 31, 2008.
     Our construction loans to home builders are repaid on an interest-only basis for the term of the loan (which is generally six to 12 months), with interest calculated on the amount disbursed to the builders based upon a percentage of completion of construction. These loans typically have a maximum loan-to-value ratio of 80%, based on the appraised value. Interest rates are fixed during the construction phase of the loan. Loans to builders are made on either a pre-sold or, to a lesser extent, on a speculative (unsold) basis. Most of our construction loans to individuals who intend to occupy the completed dwelling are originated via a “one-step closing” process, whereby the construction phase and end-financing are handled with one loan closing. Prior to funding a construction loan, we require an appraisal of the property from a qualified appraiser approved by us, and all appraisals are reviewed by us.
     Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. We have attempted to minimize these risks by, among other things, limiting our construction lending primarily to residential properties in our market area and generally requiring personal guarantees from the principals of corporate borrowers.
     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage	$91,339	46.1%	$97,266	47.3%	$99,490	46.9%	$100,042	49.3%	$102,600	52.1%
Commercial mortgage	43,774	22.0%	44,634	21.7%	45,274	21.4%	40,270	19.8%	29,690	15.1%
Construction	7,038	3.6%	8,292	4.0%	9,406	4.4%	10,030	4.9%	8,906	4.5%
Home Equity/Junior Liens	22,303	11.3%	24,095	11.7%	24,868	11.7%	21,238	10.5%	19,927	10.1%
Non real estate loans
Commercial	30,173	15.2%	26,783	13.0%	28,209	13.3%	26,658	13.1%	30,174	15.3%
Consumer and other loans	3,564	1.8%	4,555	2.3%	4,688	2.3%	4,669	2.4%	5,617	2.9%

Total Loans	$198,191	100.0%	$205,625	100.0%	$211,935	100.0%	$202,907	100.0%	$196,914	100.0%

Other items:
Deferred loan origination costs	13		13		20		28		37
Deferred loan origination fees	(287)		(292)		(358)		(336)		(349)
Allowance for loan losses	(5,647)		(4,013)		(2,079)		(1,416)		(1,214)

Total loans, net	$192,270		$201,333		$209,518		$201,183		$195,388

     Loan Portfolio Maturities and Yield. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage		Commercial Mortgage		Construction		HomeEquity/Junior Liens
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in thousands)
Due During the Years Ending December 31,
2009	$3,558	5.13%	$6,038	6.01%	$6,524	5.33%	$95	6.32%
2010	1,158	7.05%	9,240	6.81%	—	0.00%	245	7.05%
2011	457	7.73%	9,358	6.98%	514	3.93%	1,989	5.14%
2012 to 2013	2,792	6.50%	16,228	7.13%	—	0.00%	2,441	5.95%
2014 to 2018	9,030	6.12%	1,935	7.21%	—	0.00%	5,819	6.60%
2019 to 2023	8,577	6.59%	94	6.00%	—	0.00%	8,993	5.27%
2023 and beyond	65,767	6.40%	881	7.25%	—	0.00%	2,721	4.62%

Total	$91,339	6.36%	$43,774	6.81%	$7,038	5.25%	$22,303	5.75%

	Commercial		Consumer and Other		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years Ending December 31,
2009	$15,371	4.41%	$465	8.66%	$32,051	5.64%
2010	4,176	4.31%	301	8.72%	15,120	6.34%
2011	4,057	6.11%	458	8.23%	16,833	6.57%
2012 to 2013	2,446	6.85%	655	7.60%	24,562	6.63%
2014 to 2018	2,595	6.31%	1,303	8.70%	20,682	6.62%
2019 to 2023	—	0.00%	382	8.12%	18,046	5.63%
2023 and beyond	1,528	5.16%	—	0.00%	70,897	6.14%

Total	$30,173	4.75%	$3,564	8.58%	$198,191	6.37%

     Fixed- and Adjustable-Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage	$41,362	$46,419	$87,781
Commercial mortgage	35,674	2,062	$37,736
Construction	514	—	$514
Home Equity/Junior Liens	13,494	8,714	$22,208
Commercial	7,371	7,431	$14,802
Consumer and other	2,668	431	$3,099

Total loans	$101,083	$65,057	$166,140

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, internet lenders, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors and walk-in customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our residential mortgage lending limits vary by residential mortgage officer but range from $150,000 to $250,000. While certain Senior Bank Officers have residential lending limits up to $400,000 the Officer Loan Committee generally approves residential loans from $250,000 to $400,000 while requests from $400,000 to $500,000 will receive approval from Senior Loan Committee. Residential loan requests over $500,000 must be approved by the Board of Directors. Secured consumer lending limits by officer range from $25,000 to $150,000. For secured commercial loans, the limits range from $75,000 to $400,000.
     A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2008, we had outstanding loan commitments of $32.1 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.
     Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to investor guidelines, and closed on standard investor documents. We currently sell to Freddie Mac and Taylor, Bean & Whitaker. If such loans are sold, the sales are conducted using standard investor purchase contracts and master commitments as applicable. The majority of one- to four-family mortgage loans that we have sold to investors have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.
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
     Loan Origination Fees and Costs. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2008, we had $274,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $942,000, $911,000 and $1,044,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

     To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $430,000 were included in other assets at December 31, 2008.
     Origination, Purchase and Sale of Loans. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated. In 2008, we purchased $5.2 million in commercial real estate loan participations.

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Loans receivable at beginning of period	$205,625	$211,935	$202,907

Originations:
Real estate:
Residential 1-4 family	30,187	31,496	33,371
Commercial and Multi-family	24,191	21,644	23,760
Consumer	6,543	9,035	15,992
Total originations	60,921	62,175	73,123

Loan purchases	5,177	11,125	4,625

Loan sales	(11,641)	(16,287)	(14,632)
Transfer of mortgage loans to foreclosed real estate	(8,251)	(1,719)	(703)
Repayments	(53,640)	(61,604)	(53,385)

Total loans receivable at end of period	$198,191	$205,625	$211,935

Delinquent Loans, Other Real Estate Owned and Classified Assets
     Collection Procedures. Our general collection procedures provide that when a mortgage, consumer or commercial loan becomes 10 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. We will generally send a “due and payable” letter upon a loan becoming 60 days delinquent. This letter grants the mortgagor 30 days to bring the account paid to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated after this 30-day period. To the extent required by regulations of the Department of Housing and Urban Development (“HUD”), generally within 30 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.
     Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful or when extraordinary efforts are required to collect the debt. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.
     Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned (“REO”) until such time as it is sold. In general, we consider collateral for a loan to be “in-substance” foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

     When collateral, other than real estate, securing commercial and consumer loans is acquired as a result of delinquency or other reasons, it is classified as Other Repossessed Assets (“ORA”) and recorded at the lower of cost or fair market value until it is disposed of.
     When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2008, we held $1.6 million in properties that were classified REO and $70,000 in assets classified as ORA.
   Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	( Dollars In Thousands)
At December 31, 2008
Residential Mortgages	26	2,513	2	128	28	2,641
Commercial Mortgages	5	736	—	—	5	736
Construction	—	—	—	—	—	—
Commercial	—	—	1	72	1	72
Consumer	26	155	8	17	34	172

Total	57	$3,404	11	$217	68	3,621

At December 31, 2007
Residential Mortgages	24	1,315	6	532	30	1,847
Commercial Mortgages	1	797	—	—	1	797
Construction	—	—	—	—	—	—
Commercial	—	—	1	100	1	100
Consumer	19	181	10	45	29	226

Total	44	$2,293	17	$677	61	2,969

At December 31, 2006
Residential Mortgages	22	1,218	9	645	31	1,863
Commercial Mortgages	1	636	2	221	3	857
Construction	1	74	—	—	1	74
Commercial	6	317	10	540	16	857
Consumer	17	105	9	84	26	189

Total	47	$2,350	30	$1,490	77	3,839

At December 31, 2005
Residential Mortgages	24	1,375	19	1,684	43	3,059
Commercial Mortgages	—	—	4	670	4	670
Construction	1	341	—	—	1	341
Commercial	8	506	2	115	10	621
Consumer	23	197	13	185	36	382

Total	56	$2,419	38	$2,654	94	5,073

At December 31, 2004
Residential Mortgages	6	$1,045	16	$960	22	$2,005
Commercial Mortgages	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	195	1	105	3	300
Consumer	5	179	16	175	21	354

Total	13	$1,419	33	$1,240	46	$2,659

     Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-Accrual Loans delinquent 90 days or more:
Residential Mortgage	1,876	697	670	308	21
Commercial Mortgage	4,002	3,825	1,395	1,006	442
Construction	3,469	3,475	—	—	—
Commercial	2,515	433	364	—	—
Consumer and other	90	29	61	39	15

Total non-accrual loans delinquent 90 days or more	$11,952	$8,459	$2,490	$1,353	$478

Accrual loans delinquent 90 days or more:
Residential Mortgage	128	532	645	1,684	960
Commercial Mortgage	72	—	221	670	—
Construction	—	—	—	—	—
Commercial	—	100	540	115	105
Consumer and other	17	45	84	185	175

Total accrual loans delinquent 90 days or more	$217	$677	$1,490	$2,654	$1,240

Total nonperforming loans (1)	$12,169	$9,136	$3,980	$4,007	$1,718

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	686	872	437	427	9
Commercial Mortgage	882	406	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	70	2	38	8	20

Total real estate owned and other repossesed assets (2)	$1,638	$1,280	$475	$435	$29

Total nonperforming assets	$13,807	$10,416	$4,455	$4,442	$1,747

Total nonperforming loans to net loans receivable	6.14%	4.54%	1.90%	1.97%	0.87%
Total nonperforming assets to total assets	5.57%	4.15%	1.59%	1.57%	0.66%
     Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities and real estate held for sale considered by the Office of Thrift Supervision to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.
     When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2008, classified assets consisted of substandard assets of $17.7 million. There were no assets classified as doubtful or loss at December 31, 2008.
     We classify our assets pursuant to criteria similar to the classification structure provided in the OTS regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)
Substandard assets	$19,409	$14,362	$14,027
Doubtful assets	—	—	244
Loss assets	—	—	—

Total classified assets	$19,409	$14,362	$14,271

     Our investment in land and real estate at December 31, 2008 was classified as substandard by the Office of Thrift Supervision due to slower than expected sales of building lots and condominium units. This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned condominium units located in Alpena, Michigan. At December 31, 2008, all but five of the residential lots had been developed and sold and all condominium units were sold. Although sales of the remaining lots have been slow, Management believes this is a still a viable project in a desirable location. At December 31, 2008, our investment in these properties was approximately $73,000, which is net of an allowance of $128,000 to record the investment at the lower of cost or fair value, less cost to sell. For reporting purposes, this investment is considered “impaired” under the definition of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.
     Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as general allowances determined for each major loan category. Commercial loans and loans secured by commercial real estate are evaluated individually for impairment. Other smaller-balance, homogeneous loan types, including loans secured by one- to four-family residential real estate and consumer installment loans, are evaluated for impairment on a collective basis. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate percentage loss factors to apply to the remaining categories within the loan portfolio to estimate probable losses inherent in these categories of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentage loss factors are determined by management based on our historical loss experience and credit concentrations for the applicable loan category, which may be adjusted to reflect our evaluation of levels of, and trends in, delinquent and non-accrual loans, trends in volume and terms of loans, and local economic trends and conditions.

     We consider commercial and commercial real estate loans and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial and commercial real estate loans have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The increased risk characteristics associated with commercial real estate and land loans and construction loans are considered by management in the evaluation of the allowance for loan losses and generally result in a larger loss factor applied to these segments of the loan portfolio in developing an estimate of the required allowance for loan losses. We intend to increase our originations of commercial and commercial real estate loans, and we intend to retain these loans in our portfolio. Because these loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, an increase in our origination (and retention in our portfolio) of these types of loans would, in the absence of other offsetting factors, require us to make additional provisions for loan losses.
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
     Analysis of the Allowance for Loan Losses. The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$4,013	$2,079	$1,416	$1,214	$1,036

Charge-offs:
Residential Mortgages	342	225	44	21	12
Commercial Mortgages	2,023	59	—	—	—
Commercial	331	4	1	57	—
Consumer and other	141	190	163	171	179

Total charge offs	2,837	478	208	249	191

Recoveries:
Residential Mortgages	—	1	—	—	1
Consumer and other	50	34	20	83	45

Total recoveries	50	35	20	83	46

Net charge offs (recoveries)	2,787	443	188	166	145
Provision for loan losses	4,421	2,377	851	368	323

Balance at end of year	$5,647	$4,013	$2,079	$1,416	$1,214

Ratios:
Net Charge-offs to average loans outstanding (annualized)	1.40%	0.21%	0.08%	0.08%	0.07%

Allowance for loan loss to non-performing loans at end of period	46.41%	43.93%	22.76%	35.34%	70.67%

Allowance for loan losses to total loans at end of period	2.85%	1.95%	0.98%	0.70%	0.62%

     Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category , and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31
	2008		2007		2006
		Percent of		Percent		Percent
		Loans in		of Loans		of Loans in
		Each		in Each		Each
		Category	Allowance	Category	Allowance	Category
	Allowance for	to Total	for Loan	to Total	for Loan	to Total
	Loan Losses	Loans	Losses	Loans	Losses	Loans

Real Estate Loans:
One to four family residental	$1,185	46.1%	$793	47.3%	$175	46.9%
Commercial	$1,666	22.0%	$1,374	21.7%	$846	21.4%
Construction	$12	3.6%	$32	4.0%	$17	4.4%
Home Equity & Junior Liens	$215	11.3%	$171	11.7%	$429	11.7%
Non Real Estate Loans:
Commercial business loans	$2,515	15.2%	$1,579	13.0%	$527	13.3%
Consumer	$54	1.8%	$64	2.3%	$85	2.3%

Total	$5,647	100.0%	$4,013	100.0%	$2,079	100.0%

	At December 31
	2005		2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category	Allowance	Category
	Allowance for	to Total	for Loan	to Total
	Loan Losses	Loans	Losses	Loans

Real Estate Loans:
One to four family residental	$168	49.3%	$126	52.1%
Commercial	$457	19.8%	$300	15.1%
Construction	$17	4.9%	$11	4.5%
Home Equity & Junior Liens	$383	10.5%	$361	10.1%
Non Real Estate Loans:
Commercial business loans	$302	13.1%	$305	15.3%
Consumer	$89	2.4%	$111	2.9%

Total	$1,416	100.0%	$1,214	100.0%
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
     Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2008, we were servicing loans sold to third parties totaling $127.9 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $430,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

Insurance Brokerage Activities
     In March 2003, we acquired InsuranCenter of Alpena (“ICA”), a licensed insurance agency, to increase and diversify our sources of non-interest income. ICA sells life, property, casualty and health insurance products and, to a lesser extent, non-insured investment products. All of these products are sold on an agency basis only.
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
     In April 2008, ICA sold to the Grotenhuis Group (a managing agent for Blue Cross/Blue Shield of Michigan) the rights to service insurance contracts and collect commissions on the contracts written through the local Chambers of Commerce. This sale resulted in a nominal gain to us, but reduced health insurance revenues. The sale also reduced non-interest expenses and amortization of intangibles.
     On February 27, 2009, we sold the majority of the assets of ICA. We retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group. The financial position and results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations.”
     See “-Subsidiary Activity” for a further discussion of ICA.
Real Estate Development Activities
          On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See “—Subsidiary Activity” for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2008, we had sold 37 of the 43 lots comprising this property and two of the smaller lots had been combined into one lot, so that at December 31, 2008 five lots remained unsold. Our investment in land and real estate is “held for sale” and separately stated in the statement of financial condition, net of any allowance for impairment. Management is actively marketing the property by using local real estate agents to facilitate the sale of these properties. For reporting purposes, this investment is considered “impaired” under the definition in SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell, which may include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.
          Annually, management uses recent sales of comparable property to determine estimated future cash flows. The estimated future cash flows are used as the “fair value.” The fair value, less cost to sell, is compared to the net carrying amount. If the fair value, less cost to sell, exceeds the recorded amount, a loss is recognized. Losses recognized for the initial and subsequent write-down to fair value, less cost to sell, are recognized in the “gain (loss) on the sale of real estate” line in the statement of income. A gain is recognized for any subsequent increase in fair value, less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of the property is recognized at the date of sale.
     At December 31, 2008, our investment in these properties was approximately $73,000, which was net of an allowance of $128,000. At December 31, 2008, management prepared an analysis based on the February 26, 2008 selling price of a lot. Based on the analysis and recent lot sale, an additional impairment of $16,000 was identified.

Investment Activities
     Our investment securities portfolio comprises U.S. Government, state agency and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, and other investments. At December 31, 2008, we had no investments in unrated securities. At December 31, 2008, $18.6 million, or 63.7% of our investment portfolio was scheduled to mature in less than five years, and $10.6 million, or 36.3%, was scheduled to mature in over five years. At December 31, 2008, $4.6 million, or 15.8% of our investment portfolio was scheduled to mature in less than one year.
     At December 31, 2008, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $5.8 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.
     We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2008, mortgage-backed securities totaled $14.1 million, or 41.6% of total investments. At December 31, 2008, 45.3% of our mortgage-backed securities were secured by balloon loans. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.
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
     We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. We generally have maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short term demand for funds to be used in our loan origination and other activities.
     SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2008, all of our investment securities were designated as available for sale except for $4.0 million in municipal bond investments designated as held to maturity.

     Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Debt Securities:
U.S. Government and agency obligations	$5,680	$5,768	$18,477	$18,514	$36,271	$35,902
State agency and municipal obligations	7,942	7,924	3,600	3,623	3,771	3,789

Corporate bonds and other obligations	1,500	1,504	—	—	—	—

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	9,468	9,733	—	—	576	539
Freddie Mac	4,419	4,516	1,076	1,054	3,007	2,888
Ginnie Mae	164	167	197	197	1,622	1,594

Total debt securities	29,173	29,612	23,350	23,388	45,247	44,712

Marketable equity securities
Common stock	3	2	3	87	3	171

Total equity securities	3	2	3	87	3	171

Total investment securities	$29,176	$29,614	$23,353	$23,476	$45,250	$44,883

     Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2008
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency securities	$3,999	4.06%	$1,681	4.10%	$—	0.00%	$—	0.00%	$5,680	$5,768	4.07%
State agency and municipal obligations	85	3.69%	4,108	4.17%	1,828	4.05%	1,921	4.70%	7,942	7,924	4.27%

Corporate bonds and other obligations	499	6.38%	1,001	5.72%	—	0.00%	—	0.00%	1,500	1,504	5.94%

Mortgage-backed securities
Fannie Mae	—	0.00%	3,801	4.00%	876	4.50%	4,792	5.29%	9,468	9,733	4.70%
Freddie Mac	—	0.00%	3,449	4.16%	16	4.62%	954	5.00%	4,419	4,516	4.35%
Ginnie Mae	—	0.00%	—	0.00%	164	5.26%	—	0.00%	164	167	5.26%

Total debt securities	4,583		14,040		2,884		7,667		29,173	29,612

Marketable equity securities:
Common Stock	—	0.00%	—	0.00%	—	0.00%	3	0.00%	3	2	0.00%

Total investment securities	$4,583		$14,040		$2,884		$7,670		$29,176	$29,614

Sources of Funds
     General. Deposits are the major source of our funds for lending and other investment purposes. We generate deposits from our eight full-service offices in Alpena, Mio, Cheboygan, Oscoda, Lewiston, Alanson and Gaylord. In addition to deposits, we derive funds from borrowings, proceeds from the settlement of loan sales, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. We currently are managing liquidity levels and loan funding primarily through secondary mortgage market sales and Federal Home Loan Bank advances.
     Deposits. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2008 we had no brokered deposits. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.
     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
							(Dollars in thousands)
Non-interest-bearing	$10,410	6.28%	NA	$10,186	6.45%	NA	$10,029	5.88%	NA
NOW accounts	14,652	8.84%	0.33%	15,135	9.59%	0.32%	15,526	9.10%	0.31%
Passbook	14,857	8.96%	0.15%	15,964	10.11%	0.30%	18,990	11.13%	0.30%
Money market accounts	19,394	11.70%	2.66%	11,116	7.04%	2.61%	12,450	7.30%	2.64%

Time deposits that mature:
Less than 12 months	68,753	41.47%	3.72%	77,275	48.96%	4.37%	86,106	50.47%	4.52%
Within 12-36 months	34,429	20.77%	3.95%	24,944	15.80%	4.68%	19,670	11.53%	4.08%
Beyond 36 months	3,283	1.98%	3.78%	3,213	2.04%	4.22%	7,125	4.18%	5.31%
Jumbo	—	0.00%	0.00%	—	0.00%	0.00%	700	0.41%	4.04%

Total deposits	$165,778	100.00%	2.79%	$157,833	100.00%	3.19%	$170,596	100.00%	3.27%

     Time Deposit Rates. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 8 to our consolidated financial statements contained within Exhibit 13) for a more detailed breakdown by rate range):

	At December 31,
Rate	2008	2007	2006
	(In Thousands)
Less than 2%	$8,577	$—	$757
2.00 percent to 2.99 percent	11,776	11,346	4,487
3.00 percent to 3.99 percent	42,403	11,977	25,847
4.00 percent to 4.99 percent	38,278	70,900	52,502
5.00 percent to 6.99 percent	4,036	9,857	28,503
7.00 percent to 8.99 percent	1,395	1,352	1,505

	$106,465	$105,432	$122,590
     Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2008.

		1 – Less	2 – Less	3 – Less	5 years
	Less Than	than 2	than 3	than 5	and
Rate	One Year	Years	Years	Years	Greater	Total
Less than 2%	$6,182	$2,387	$8	$—	$—	$8,577
2.00 percent to 2.99 percent	7,005	4,537	141	31	62	11,776
3.00 percent to 3.99 percent	27,904	7,782	4,745	1,497	475	42,403
4.00 percent to 4.99 percent	26,134	8,629	2,296	1,069	150	38,278
5.00 percent to 6.99 percent	1,529	2,021	486	—	—	4,036
7.00 percent to 8.99 percent	—	1,395	—	—	—	1,395

	$68,754	$26,751	$7,676	$2,597	$687	$106,465

     As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $35.6 million. The following table sets forth the maturity of those certificates as of December 31, 2008.

Certificates of Deposit
Maturity Period	in excess of $100,000

(In thousands)
Three months or less	$11,111
Three through six months	6,155
Six through twelve months	7,888
Over twelve months	10,495

Total	$35,649

     Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2008, we had access to additional Federal Home Loan Bank advances of up to $49.3 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Balance at end of period	$40,969	$52,684	$66,042
Average balance during period	$47,075	$54,425	$62,159
Maximum outstanding at any month end	$48,900	$66,850	$66,650
Weighted average interest rate at end of period	4.22%	4.68%	5.09%
Average interest rate during period	4.27%	4.78%	4.99%
Subsidiary Activity
     First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan.
     First Federal of Northern Michigan has two wholly owned subsidiaries as of December 31, 2008. First Federal of Northern Michigan and these subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.
     One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2008, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $293,000. The primary asset of the subsidiary is an investment in land and real estate. See “Real Estate Development Activities.” At December 31, 2008, Financial Services & Mortgage Corporation owned five developed building sites which were being offered for sale. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.
     First Federal of Northern Michigan’s second subsidiary, ICA, is a licensed insurance agency engaged in the business of property, casualty and health insurance sales. First Federal of Northern Michigan acquired ICA in June 2003 for $2.87 million. ICA’s revenues are derived from the sale of life insurance, property and casualty insurance and health insurance.

     In April 2008, ICA sold to the Grotenhuis Group (a managing agent for Blue Cross/Blue Shield of Michigan) the rights to service insurance contracts and collect commissions on the contracts written through the local Chambers of Commerce. This sale resulted in a nominal gain to us, but reduced health insurance revenues. The sale also reduced non-interest expenses and amortization of intangibles.
     On February 27, 2009, we sold the majority of the assets of ICA. We retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group. The financial position and results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations.”
Personnel
     As of December 31, 2008, First Federal of Northern Michigan had 77 full-time and 19 part-time employees. None of the Bank’s employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. ICA had 11 full-time and 5 part-time employees as of the same date. First Federal of Northern Michigan Bancorp, Inc. and FSMC have no separate employees.
SUPERVISION AND REGULATION
General
     As a federally chartered savings bank, First Federal of Northern Michigan is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal of Northern Michigan also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal of Northern Michigan also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines First Federal of Northern Michigan and prepares reports for consideration by our board of directors on any operating deficiencies. First Federal of Northern Michigan’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.
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
     Certain of the regulatory requirements that are applicable to First Federal of Northern Michigan and First Federal of Northern Michigan Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal of Northern Michigan and First Federal of Northern Michigan Bancorp. Inc. and is qualified in its entirety by reference to the actual statutes and regulations.
Federal Banking Regulation
     Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, First Federal of Northern Michigan may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal of Northern Michigan also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal of Northern Michigan directly, including real estate investment, securities brokerage and insurance agency services.

     Capital Requirements. Office of Thrift Supervision (OTS) regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.
     The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
     At December 31, 2008, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2008 and 2007, as compared to the minimum capital requirements.

	At December 31,
	2008		2007
		Percent		Percent
	Amount	of Assets	Amount	of Assets
	(Dollars in Thousands)
Equity capital	$28,320	11.43%	$31,154	12.42%

Tangible Capital Requirement:
Tangible capital level	24,887	10.31%	27,295	11.05%
Requirement	3,628	1.50%	3,705	1.50%

Excess	21,260	8.81%	23,590	9.55%

Core Capital Requirement:
Core capital level	24,887	10.31%	27,295	11.05%
Requirement	9,674	4.00%	9,880	4.00%

Excess	15,213	6.31%	17,415	7.05%

Risk-based Capital Requirement:
Risk-based capital level	27,079	15.75%	29,607	16.27%
Requirement	13,840	8.00%	14,558	8.00%

Excess	13,239	7.75%	15,049	8.27%
     Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2008 First Federal of Northern Michigan was determined by the OTS to be in violation of the loans-to-one-borrower limitation with respect to one commercial loan relationship which totaled $5.8 million. Otherwise First Federal of Northern Michigan was in compliance with the loans-to-one borrower limitation.
     Qualified Thrift Lender Test. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

     “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. First Federal of Northern Michigan also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.
     A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2008, First Federal of Northern Michigan maintained approximately 91.8% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.
     Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings bank must file an application for approval of a capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.
     Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
     The Office of Thrift Supervision may disapprove a notice or application if:
•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
     In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if after making such distribution the institution would be undercapitalized.
     Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation
     Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.

     Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries will be affiliates of First Federal of Northern Michigan. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.
     First Federal of Northern Michigan’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal of Northern Michigan’s capital. In addition, extensions of credit in excess of certain limits must be approved by First Federal of Northern Michigan’s board of directors.
     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.
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
     Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:
•	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

•	critically undercapitalized (less than 2% tangible capital).

     Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     At December 31, 2008, First Federal of Northern Michigan met the criteria for being considered “well-capitalized.”
     Insurance of Deposit Accounts. First Federal of Northern Michigan is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at First Federal of Northern Michigan are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. First Federal of Northern Michigan has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”
     The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC issued an interim final rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be payable to the FDIC on September 30, 2009. The cost of this special assessment to First Federal of Northern Michigan, based on deposits as of December 31, 2008, would be approximately $360,000.
     Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.
     In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.
     Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC -guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. First Federal of Northern Michigan opted not to participate in this component of the Temporary Liquidity Guarantee Program. [CONFIRM]
     The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. First Federal of Northern Michigan opted to participate in this component of the Temporary Liquidity Guarantee Program.

     U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. CPP provides direct equity investment in perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury. First Federal of Northern Michigan Bancorp, Inc. opted not to participate in the CPP.
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
     Federal Home Loan Bank System. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2008, First Federal of Northern Michigan was in compliance with this requirement.
Other Regulations
     Interest and other charges collected or contracted for by First Federal of Northern Michigan are subject to state usury laws and federal laws concerning interest rates. First Federal of Northern Michigan’s operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of First Federal of Northern Michigan also are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Federal Reserve System
     Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.
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
     First Federal of Northern Michigan has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.
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
Federal Securities Laws
     First Federal of Northern Michigan Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. First Federal of Northern Michigan Bancorp, Inc. is subject to the information, proxy solicitation, insider trader restrictions and other requirements under the Securities Exchange of 1934.
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
     Bad Debt Reserves. Prior to the Small Business Protection Act of 1996, First Federal of Northern Michigan was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at First Federal of Northern Michigan’s taxable income. As a result of the Small Business Protection Act, First Federal of Northern Michigan must use the specific charge off method in computing its bad debt deduction for tax purposes.
     Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2008, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.
     Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal of Northern Michigan has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.
     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, First Federal of Northern Michigan had a net operating loss which it may carry back and/or forward for federal income tax purposes.
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
ITEM 1A. RISK FACTORS
     An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States Economy Is In Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.
     The United States economy entered a recession in the fourth quarter of 2007. The economy in our principal market area, Northern Michigan, is similarly in a recession. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.
Future Changes in Interest Rates Could Reduce Our Profits
     Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:
•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.
     The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Interest Rate Risk.”
     In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.
     Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2008, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations and municipal obligations, totaled $29.6 million. Unrealized net gains on these available-for-sale securities totaled $511,000 at December 31, 2008 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
     We evaluate interest rate sensitivity using income simulation models that estimate the change in our net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2008, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience an 8.0% decrease in net interest income over the following 12 months.
As a Result of Our Previous Emphasis on Originating Commercial Real Estate and Commercial Business Loans, Our Credit Risk Has and Will Continue to Increase. Continued Weakness or a Deeper Downturn in the Real Estate Market and Local Economy Could Adversely Affect Our Earnings.
     At December 31, 2008, our portfolio of commercial real estate loans totaled $43.8 million, or 22.1% of our total loans, and our portfolio of commercial business loans totaled $30.2 million, or 15.2% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 2.85% of total loans and 40.90% of non-performing assets at December 31, 2008, compared to 1.95% of total loans and 38.53% of non-performing assets at December 31, 2007. Material additions to our allowance could materially decrease our net income.
     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.
Future Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.
     In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.
     The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and are expected to continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
     Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has resulted in large numbers of depositors unwilling to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. In some cases, depositors have withdrawn deposits and invested uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of these competitors are not subject to the same regulatory restrictions, have advantages of scale due to their size, or have cost advantages due to their tax status. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.
Recent Negative Developments in the Financial Services Industry And the Credit Markets May Subject Us to Additional Regulation.
     As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.
Our Future Growth May Require Us to Raise Additional Capital in the Future, But That Capital May Not Be Available When It Is Needed.
     We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We believe that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest in our common stock could be diluted.
Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.
     The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. We expect this increase to add approximately $150,000 to our non-interest expenses in 2009 and beyond. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. This special assessment would add approximately $360,000 in non-interest expense in 2009.
We Recently Suspended our Common Stock Cash Dividend.
     We suspended our quarterly dividend effective for the ended December 31, 2008. We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTY
     As of December 31, 2008, First Federal of Northern Michigan owned its main office and all of its branch offices. At December 31, 2008, the aggregate net book value of our premises and equipment was $7.1 million, net of $4.5 million of depreciation. The following is a list of our locations:

Main Office

100 South Second Avenue
Alpena, Michigan 49707

Branch Offices

300 South Ripley Boulevard	625 North Williams Street (2)
Alpena, Michigan 49707	Mancelona, Michigan 49659

6232 River Street	308 North Morenci
Alanson, Michigan 49706	Mio, Michigan 48647

101 South Main Street	201 North State Street
Cheboygan, Michigan 49721	Oscoda, Michigan 48750

1000 South Wisconsin	11874 U.S. 23 South (1)
Gaylord, Michigan 49735	Ossineke, Michigan 49766

2885 South County Road #489
Lewiston, Michigan 49756

InsuranCenter of Alpena

123 S. Second Avenue (3)
Alpena, Michigan 49707

(1)	This branch was closed on February, 16, 2007. The property has been listed for sale.

(2)	This branch was closed on February 1, 2008. The property sold in March, 2008.

(3)	The majority of the assets of ICA were sold on February 27, 2009, however the Company still owns this property.
ITEM 3. LEGAL PROCEEDINGS
     The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2008, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Global Market under the symbol “FFNM.”

As of December 31, 2008 there were 2,884,249 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2008, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2008.
ITEM 6. SELECTED FINANCIAL DATA
     Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF PERATIONS
     Information contained in the section captioned “Management’s Discussion and Analysis or Plan of Operation” is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not required for Smaller Reporting Companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Information contained in the section captioned “Financial Statements” is incorporated by reference to Exhibit 13, the Company’s Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
     (b) Management’s Annual Report on Internal Control over Financial Reporting
Management of First Federal of Northern Michigan Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officcer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     (c) Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information concerning directors and executive officers is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the Section captioned “Proposal I — Election of Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement, specifically the section captioned “Proposal II — Ratification of Appointment of Auditors.”
ITEM 15. EXHIBITS
          The exhibits filed as a part of this form 10-K are as follows:

3.1	Articles of Incorporation of First Federal of Northern Michigan Bancorp, Inc.*

3.2	Bylaws of First Federal of Northern Michigan Bancorp, Inc.*

4	Form of Common Stock Certificate of First Federal of Northern Michigan Bancorp, Inc.*

10.1	Change in Control Agreements*

10.2	1996 Stock Option Plan*

10.3	1996 Recognition and Retention Plan*

10.4	2006 Stock-Based Incentive Plan**

13	Annual Report to Shareholders

14	Code of Ethics ***

21	Subsidiaries of Registrant

23	Consent of Plante & Moran PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.

**	Incorporate by reference to the Definitive Proxy materials filed on April 10, 2006 (No. 000-31957).

***	Incorporated by reference to the Annual Report on Form 10-K of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: March 31, 2009
     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler Michael W. Mahler, Director and	By:	/s/Amy E. Essex Amy E. Essex, Chief Financial Officer, Treasurer
	Chief Executive Officer		and Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date: March 31, 2009			Date: March 31, 2009

By:	/s/Martin A. Thomson	By:	/s/Keith Wallace
	Martin A. Thomson, Chairman		Keith Wallace, Director

Date: March 31, 2009			Date: March 31, 2009

By:	/s/GaryVanMassenhove	By:	/s/Thomas R. Townsend
	Gary VanMassenhove, Director		Thomas R. Townsend, Director

Date: March 31, 2009			Date: March 31, 2009

By:	/s/James C. Rapin
James C. Rapin, Director

Date: March 31, 2009