Form 10-Q
period 2009-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2009-05-15
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-31957
FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	32-0135202 (I.R.S. Employer Identification No.)

100 S. Second Avenue, Alpena, Michigan	49707
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (989) 356-9041
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 13, 2009
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2009
When used in this Form 10-Q or future filings by First Federal of Northern Michigan Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$2,048,952	$3,097,788
Overnight deposits with FHLB	460,858	372,523

Total cash and cash equivalents	2,509,810	3,470,311
Securities AFS	29,365,064	25,665,178
Securities HTM	4,019,968	4,022,235
Loans held for sale	1,396,684	107,000
Loans receivable, net of allowance for loan losses of $5,765,561 and $5,647,055 as of March 31, 2009 and December 31, 2008, respectively	191,642,968	192,270,714
Foreclosed real estate and other repossessed assets	1,424,033	1,637,923
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,951,582	7,089,746
Accrued interest receivable	1,483,700	1,469,176
Intangible assets	1,139,095	1,192,853
Other assets	5,627,613	4,939,523
Assets of discontinued operations	—	1,610,734

Total assets	$249,757,417	$247,672,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$164,397,207	165,778,598
Advances from borrowers for taxes and insurance	275,176	$104,475
Federal Home Loan Bank advances	44,350,000	40,200,000
Note payable	768,651	768,651
REPO sweep accounts	7,571,905	9,447,415
Accrued expenses and other liabilities	2,844,648	1,877,600
Liabilities of discontinued operations	—	76,792

Total liabilities	220,207,587	218,253,531

Stockholders’ equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	24,300,037	24,302,102
Retained earnings	8,863,053	8,762,412
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unallocated ESOP	(737,861)	(764,861)
Unearned compensation	(255,163)	(286,324)
Accumulated other comprehensive income	311,762	337,431

Total stockholders’ equity	29,549,830	29,418,762

Total liabilities and stockholders’ equity	$249,757,417	$247,672,293

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
Interest income:
Interest and fees on loans	$2,942,340	$3,274,547
Interest and dividends on investments	197,398	276,577
Interest on mortgage-backed securities	150,826	38,400

Total interest income	3,290,564	3,589,524

Interest expense:
Interest on deposits	1,060,286	1,294,452
Interest on borrowings	428,559	572,919

Total interest expense	1,488,845	1,867,371

Net interest income	1,801,719	1,722,153
Provision for loan losses	264,230	24,970

Net interest income after provision for loan losses	1,537,489	1,697,183

Non-interest income:
Service charges and other fees	214,872	226,175
Mortgage banking activities	449,205	104,806
Gain on sale of available-for-sale investments	—	16,052
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	71,542	(2,801)
Other	32,595	23,030
Insurance & Brokerage Commissions	30,022	45,000

Total non-interest income	798,236	412,262

Non-interest expense:
Compensation and employee benefits	1,147,802	1,226,860
FDIC Insurance Premiums	79,564	19,188
Advertising	17,550	30,140
Occupancy	302,418	307,518
Amortization of intangible assets	89,117	77,122
Service bureau charges	91,959	82,369
Professional services	102,904	89,656
Other	306,500	297,363

Total non-interest expense	2,137,814	2,130,216

Income (loss) from continuing operations before income tax expense (benefit)	197,911	(20,771)
Income tax expense (benefit) from continuing operations	51,412	(6,808)

Net income (loss) from continuing operations	146,499	(13,963)

Discontinued Operations:
Loss from discontinued operations, net of income tax benefit of $43,209 and $9,115	(83,875)	(17,693)
Gain on sale of discontinued operations, net of income tax expense of of $19,585 and $0	38,017	—

Loss from discontinued operations	(45,858)	(17,693)

Net Income (loss)	$100,641	$(31,656)

Per share data:
Income (loss) per share from continuing operations
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)
Loss per share from discontinued operations
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Net income (loss) per share
Basic	$0.03	$(0.01)
Diuted	$0.03	$(0.01)
Weighted average number of shares outstanding
Basic	2,884,249	2,884,249
Including dilutive stock options	2,884,249	2,884,249
Dividends per common share	$—	$0.05
See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
			Additional				Other
	Common	Treasury	Paid-in	Unearned	Retained	Unallocated	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	ESOP	Income	Total
Balance at December 31, 2008	$31,920	$(2,963,918)	$24,302,102	$(286,324)	$8,762,412	$(764,861)	$337,431	$29,418,762

Stock Options/Awards Expensed	—	—	21,641	31,161	—	—	—	52,802

ESOP common stock committed to be released	—	—	(23,706)	—	—	27,000	—	3,294

Net income for the period	—	—	—	—	100,641	—	—	100,641

Changes in unrealized gain : on available-for-sale securities (net of tax of $13,223)	—	—	—	—	—	—	(25,669)	(25,669)

Total comprehensive income	—	—	—	—	—	—	—	74,972

Balance at March 31, 2009	$31,920	$(2,963,918)	$24,300,037	$(255,163)	$8,863,053	$(737,861)	$311,762	$29,549,830

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$100,641	$(31,656)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	198,114	273,742
Provision for loan loss	264,230	24,970
Amortization and accretion on securities	12,471	3,018
Gain on sale of investment securities	—	(16,052)
ESOP contribution	3,294	19,033
Stock awards/options	52,803	51,001
Gain on sale of loans held for sale	(195,778)	(34,115)
Originations of loans held for sale	(17,351,274)	(2,960,216)
Proceeds from sale of loans held for sale	16,257,368	2,492,612
(Gain) loss on fixed assets	(43,807)	—
Change in accrued interest receivable	(14,524)	58,600
Change in other assets	(674,867)	(269,080)
Change in accrued expenses and other liabilities	967,048	(336,747)

Net cash provided by (used in) operating activities	(424,281)	(724,890)

Cash Flows from Investing Activities:
Net decrease in loans	319,016	5,750,188
Proceeds from maturity and sale of available-for-sale securities	1,423,900	11,633,088
Proceeds from sale of property and equipment	306,772	554,979
Net change in discontinued operations	1,533,942	48,970
Purchase of securities	(5,172,882)	(11,321,671)
Purchase of premises and equipment	(10,768)	(29,063)

Net cash (used for) provided by investing activities	(1,600,020)	6,636,491

Cash Flows from Financing Activities:
Net decrease in deposits	(1,381,391)	(513,349)
Dividend paid on common stock	—	(144,212)
Net decrease in Repo Sweep accounts	(1,875,510)	(809,901)
Net increase in advances from borrowers	170,701	173,029
Additions to advances from Federal Home Loan Bank and notes payable	8,600,000	5,000,000
Repayments of Federal Home Loan Bank advances and notes payable	(4,450,000)	(9,584,600)

Net cash provided by (used for) financing activities	1,063,800	(5,879,033)

Net increase (decrease) in cash and cash equivalents	(960,501)	32,568
Cash and cash equivalents at beginning of period	3,470,311	5,340,857

Cash and cash equivalents at end of period	$2,509,810	$5,373,425

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$1,479,994	$1,983,895

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION.
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Note 2— PRINCIPLES OF CONSOLIDATION AND DISCONTINUED OPERATIONS.
     The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan, and the Bank’s wholly owned subsidiary, Financial Services & Mortgage Corporation (“FSMC”). FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. All significant intercompany balances and transactions have been eliminated in the consolidation.
     In accordance with Statement of Financial Accounting Standards No. 144, on February 27, 2009 First Federal of Northern Michigan Bancorp, Inc. announced that it had sold the InsuranCenter of Alpena (“ICA”) for $1,635,000. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the financial position and results of operations of ICA are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” For further information, please refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     As a result of the transaction, the Company reduced its full-time employees by 14 positions, or 13% of the Company’s workforce. The Company expects the sale will reduce its non-interest expense by approximately $1.2 million in fiscal year 2009.
     The Company recorded a gain of approximately $58,000 upon the closing of the sale. ICA retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group.

Note 3—LOANS.
     The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2009	2008
	(in thousands)
Real estate loans:
Residential mortgage	$88,556	$92,364

Commercial loans:
Secured by real estate	60,974	49,787
Other	23,578	30,173

Total commercial loans	84,552	79,960

Consumer loans:
Secured by real estate	21,340	22,303
Other	3,237	3,564

Total consumer loans	24,577	25,867

Total gross loans	$197,685	$198,191

Less:
Net deferred loan fees	(276)	(274)
Allowance for loan losses	(5,766)	(5,647)

Total loans, net	$191,643	$192,270

Note 4—DIVIDENDS.
     We suspended our quarterly dividend effective for the quarter ended December 31, 2008. We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by our Board of Directors.
Note 5—STOCK-BASED COMPENSATION.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).
     During the three months ended March 31, 2009 no shares were awarded under the Recognition and Retention Plan (“RRP”). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     Stock Options — A summary of option activity under the Plans during the three months ended March 31, 2009 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value
Outstanding at January 1, 2009	192,132	$9.48

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(950)	$9.41

Oustanding at March 31, 2009	191,182	$9.48	7.27	$0

Options Exercisable at March 31, 2009	87,118	$9.39	7.10	$0
     A summary of the status of the Company’s non-vested shares as of March 31, 2009, and changes during the quarter ended March 31, 2009, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	111,774	$2.11

Granted	0	N/A

Vested	(6,960)	$2.15

Forfeited	(750)	$2.07

Nonvested at March 31, 2009	104,064	$2.11
     As of March 31, 2009 there was $183,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2009 was $5,408.
     Restricted Stock Awards - As of March 31, 2009 there was $262,000 of unrecognized compensation cost related to non-vested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 6— COMMITMENTS TO EXTEND CREDIT.
     The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand by letters of credit, and commercial lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The Company’s exposure to credit loss is represented by the contracted amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.
     At March 31, 2009, the Company had outstanding commitments to originate loans of $31.0 million. These commitments included $10.8 million for permanent one-to-four family dwellings, $3.0 million for non-residential loans, $387,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $5.3 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines, $7.6 million of unused commercial lines of credit, $967,000 of undisbursed commercial construction, $5,000 of unused Letters of Credit and $1.7 million in unused Bounce Protection.

Note 7 — SEGMENT REPORTING.
     The Company’s principal activities include banking through its wholly owned subsidiary, First Federal of Northern Michigan, and the sale of insurance products through its indirect wholly owned subsidiary, ICA, purchased in 2003 until its sale by the Company on February 27, 2009. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA receives commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.
     The financial information for each operating segment is reported on the basis used internally to evaluate performance and allocate resources. The allocations have been consistently applied for all periods presented. Revenues and expenses between affiliates have been transacted at rates that unaffiliated parties would pay. The only transaction between the segments related to a deposit on behalf of ICA included in the Bank. The interest income and interest expense for this transaction has been eliminated. All other transactions are with external customers. The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

	For the Three Months Ended
	March 31, 2009
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$3,290	$4	$(4)	$3,290
Interest Expense	1,489	4	(4)	1,489

Net Interest Income - Before provision for loan losses	1,801	—	—	1,801
Provision for Loan Losses	264	—	—	25

Net Interest Income - After provision for loan losses	1,537	—	—	1,776
Other Income	1,038	191	—	1,229
Operating Expenses	2,346	292	—	2,638

Income (Loss) - Before federal income tax	229	(101)	—	367
Federal Income Tax	61	(34)	—	(16)

Net Income (Loss)	$168	$(67)	$—	$383

Depreciation and amortization	$191	$42	$—	$233

Assets	$249,757	$—	$—	$249,757

Expenditures related to long-lived assets:
Goodwill	$—	$—	$—	$—
Intangible assets	—	—	—	—
Property and equipment	11	—	—	11

Total	$11	$—	$—	$11

	For the Three Months Ended
	March 31, 2008
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$3,589	$9	$(9)	$3,589
Interest Expense	1,874	2	(9)	1,867

Net Interest Income - Before provision for loan losses	1,715	7	—	1,722
Provision for Loan Losses	25	—	—	25

Net Interest Income - After provision for loan losses	1,690	7	—	1,697
Other Income	366	611	—	977
Operating Expenses	2,072	650	—	2,722

Loss - Before federal income tax benefit	(16)	(32)	—	(48)
Federal Income Tax	(5)	(11)	—	(16)

Net Loss	$(11)	$(21)	$—	$(32)

Depreciation and amortization	$188	$86	$—	$274

Assets	$240,386	$5,187	$(819)	$244,754

Expenditures related to long-lived assets:
Goodwill	$—	$—	$—	$—
Intangible assets	—	—	—	—
Property and equipment	29	—	—	29

Total	$29	$—	$—	$29

Note 8 — FAIR VALUE MEASUREMENTS.
     FAS 157 — Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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
     In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
     Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities- available-for-sale	$—	$29,365	$—	$29,365
Liabilities
None
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held-to-maturity investments and loans. For the assets valued using Level 3 inputs, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. For the three months ended March 31, 2009 the Company recognized a non-cash impairment charge of $26,000 to adjust these assets to their estimated fair values.
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

					Change in fair
		Quoted Prices	Significant		value for the
		in Active	Other	Significant	three-month
		Markets for	Observable	Unobservable	period ended
	Balance at	Identical Assets	Inputs (Level	Inputs (Level	March 31,
	March 31, 2009	(Level 1)	2)	3)	2009
Assets
Impaired loans accounted for under FAS 114	$10,077	$—		$10,077	$26
     Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. The assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Note 9 — RECENT ACCOUNTING PRONOUNCEMENTS.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion compares the consolidated financial condition of the Company at March 31, 2009 and December 31, 2008, and the results of operations for the three-month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
OVERVIEW
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 8 full-service banking centers. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.
     For the quarter ended March 31, 2009, the Company had net income from continuing operations of $147,000, or $0.05 per basic and diluted share, compared to a loss from continuing operations of $14,000, or $0.00 per basic and diluted share, for the year earlier period, an increase of $161,000.
     Total assets increased by $2.1 million, or 1.0%, from $247.7 million as of December 31, 2008 to $249.8 million as of March 31, 2009. Investment securities available for sale increased by $3.7 million and net loans receivable decreased $628,000 during this time period. Total deposits decreased $1.4 million from December 31, 2008 to March 31, 2009 while Federal Home Loan Bank advances increased by $4.2 million and equity increased by $131,000.
CRITICAL ACCOUNTING POLICIES
     As of March 31, 2009, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2008 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and intangibles.
     Management has determined that the valuation of deferred tax assets represented a critical accounting policy at March 31, 2009. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. There was no valuation allowance related to deferred tax assets at March 31, 2009.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008
ASSETS: Total assets increased $2.1 million, or 1.0%, to $249.8 million at March 31, 2009 from $247.7 million at December 31, 2008. Investment securities available for sale increased $3.7 million, or 14.4% from December 31, 2008 to March 31, 2009 as the Company employed a leveraging strategy. Net loans receivable decreased $628,000, or 0.3%, to $191.6 million at March 31, 2009 from $192.3 million at December 31, 2008. The decrease in net loans was attributable primarily to the payoff of mortgage and consumer loans, as market mortgage rates decreased, causing many loans to refinance. A majority of originated mortgage loans were sold into the secondary market. Mortgage loans held for sale increased from $107,000 at December 31, 2008 to $1.4 million due to increased secondary market activity in the first three months of 2009 coupled with the timing of the closing of sold loans and the subsequent delivery of those loans to our secondary market investor.
LIABILITIES: Deposits decreased $1.4 million, or 1.0%, to $164.4 million at March 31, 2009 from $165.8 million at December 31, 2008. The decrease was primarily in certificate of deposit balances, reflecting continued competition for deposits and increased pressure on market deposit rates. REPO Sweep accounts decreased $1.9 million to $7.6 million at March 31, 2009 from $9.4 million at December 31, 2008 due to the closure of a few accounts and to an overall reduction in balances of the remaining accounts as our commercial customers used their cash balances to fund their working capital needs. Total FHLB advances increased $4.2 million to $44.4 million at March 31, 2009 to fund both the decrease in deposits and the increase in investment securities.
EQUITY: Stockholders’ equity increased $131,000 to $29.5 million at March 31, 2009 from $29.4 million at December 31, 2008. The increase was due mainly to the net income for the period.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
General: Net income from continuing operations increased by $161,000 to $147,000 for the three months ended March 31, 2009 from a loss of $14,000 for the same period ended March 31, 2008. The major factors affecting earnings during the quarter were an increase in non interest income of $386,000, partially offset by a decrease of $160,000 in net interest income after provision for loan losses and an increase of $58,000 in federal income tax expense for the period ended March 31, 2009, as compared to the same period in 2008.
Interest Income: Interest income was $3.3 million for the three months ended March 31, 2009, compared to $3.6 million for the comparable period in 2008. The average balance of interest earning assets increased by $900,000 from $232.2 million for the three months ended March 31, 2008 to $233.1 million for the three months ended March 31, 2009 and the average yield on interest earning assets decreased over that same time period from 6.19% to 5.68%. This yield decrease was primarily attributable to a 200 basis point reduction in the prime rate from March 31, 2008 to March 31, 2009 and a corresponding decrease in market rates on commercial loans. In addition, our non-performing assets increased by $3.4 million from March 31, 2008 to March 31, 2009. While the yield on our mortgage loan portfolio remained relatively stable for the quarter ended March 31, 2009 compared to the same period in March 2008, the average balance of our mortgage loan portfolio decreased by $6 million to $90.8 million during that time period. The average balance of our non-mortgage loan portfolio increased $1.9 million to $106.9 million for the three months ended March 31, 2009, while the yield on these assets decreased to 5.65% from 6.63% period over period.
Interest Expense: Interest expense was $1.5 million for the three-month period ended March 31, 2009, compared to $1.9 million for the same period in 2008. The decrease in interest expense was primarily attributed to a decrease in the average balance of FHLB borrowings of $8.3 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, and a decrease in the cost of those borrowings of 45 basis points period over period. In addition, the cost of our certificates of deposit decreased 73 basis points from the quarter ended March 31, 2008 to the same period in 2009 while the average balance of those deposits decreased by $734,000 three-month period over three-month period. The decreases in our cost of funds on both borrowings and deposits was a result of lower market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended March 31, 2009
	Compared to
	Quarter ended March 31, 2008
	Increase (Decrease) Due to:
	Volume	Rate	Total
		(In thousands)
Interest-earning assets:
Loans receivable	$(62)	$(270)	$(332)
Investment securities	93	(3)	$90
Other investments	22	(79)	$(57)

Total interest-earning assets	52	(351)	(299)

Interest-bearing liabilities:			—
Savings Deposits	—	(2)	(2)
Money Market/NOW accounts	27	(3)	23
Certificates of Deposit	(8)	(203)	(211)

Deposits	19	(209)	(190)
Borrowed funds	(77)	(109)	(187)

Total interest-bearing liabilities	(58)	(318)	(377)

Change in net interest income	$111	$(33)	$78

Net Interest Income: Net interest income increased slightly to $1.8 million for the three-month period ended March 31, 2009 from $1.7 million for the same period in 2008. For the three months ended March 31, 2009, average interest-earning assets increased $900,000, or 0.3%, to $233.1 million when compared to the same period in 2008. Average interest-bearing liabilities increased $1.2 million, or 0.5%, to $205.0 million for the quarter ended March 31, 2009 from $203.8 million for the quarter ended March 31, 2008. The yield on average interest-earning assets decreased to 5.68% for the three month period ended March 31, 2009 from 6.19% for the same period ended in 2008. In addition, the cost of average interest-bearing liabilities decreased to 2.94% from 3.66% for the three month periods ended March 31, 2009 and 2008, respectively. Our interest rate spread increased by 21 basis points to 2.74% while our net interest margin increased by 12 basis points to 3.10% for the three month period ended March 31, 2009 from 2.98% for same period in 2008.
Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Total non-accrual loans	$12,672	$11,952

Accrual loans delinquent 90 days or more:
One- to four-family residential	155	128
Other real estate loans	—	72
Consumer/Commercial	16	17

Total accrual loans delinquent 90 days or more	$171	$217

Total nonperforming loans (1)	12,843	12,169
Total real estate owned-residential mortgages (2)	606	686
Total real estate owned-Commercial (2)	818	882
Total real estate owned-Consumer & other repossessed assets (2)	1	70

Total nonperforming assets	$14,268	$13,807

Total nonperforming loans to loans receivable	6.50%	6.14%
Total nonperforming assets to total assets	5.71%	5.57%

(1)	All of the Bank’s loans delinquent more than 90 days are classified as nonperforming.

(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $264,000 for the three month period ended March 31, 2009 and $25,000 for the comparable period in 2008. The ratio of nonperforming loans to total loans was 6.50% and 6.14% at March 31, 2009 and December 31, 2008, respectively. As a percent of total assets, nonperforming assets increased to 5.71% at March 31, 2009 from 5.57% at December 31, 2008. Total nonperforming assets increased by $461,000 from December 31, 2008 to March 31, 2009 which was primarily related to non-performing mortgage loans.

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2009
Real estate loans:
Construction	20,144	—	5,449
One - to four - family	87,748	155	2,442
Commercial Mortgages	41,638	—	4,501
Home equity lines of credit/ Junior liens	21,340	—	153
Commercial loans	23,578	—	127
Consumer loans	3,237	16	—

Total loans	$197,685	$171	$12,672

At December 31, 2008
Real estate loans:
Construction	19,128	—	5,449
One - to four - family	91,339	128	1,877
Commercial Mortgages	47,541	72	4,442
Home equity lines of credit/Junior liens	22,303	—	86
Commercial loans	14,316	—	95
Consumer loans	3,564	17	3

Total loans	$198,191	$217	$11,952
Non Interest Income: Non interest income was $798,000 for the three month period ended March 31, 2009, an increase of $386,000 or 93.6%, from the same period in 2008. The increase was primarily attributed to an increase of $344,000 in mortgage banking activities for the period ended March 31, 2009 due to low mortgage rates offered by the secondary market.
Non Interest Expense: Non interest expense was $2.1 million for both the three month periods ended March 31, 2009 and 2008. Period over period, compensation and employee benefits decreased by $79,000 due to cost-cutting measures put in place in late 2008 and advertising was $13,000 lower period over period due to reductions in our advertising budget. The savings were offset by an increase of $60,000 period over period in FDIC insurance premiums and an increase of $12,000 in amortization of intangible assets due mainly to the re-characterization of $600,000 from goodwill to intangible assets related to the stream of income from the sale of the Blue Cross contract to Grotenhuis in 2008.
Income Taxes: The Company had federal income tax expense of $51,000 for the three months ended March 31, 2009, compared to a federal income tax benefit of $7,000 for the same period in 2008 due to the increase in net income period over period.

LIQUIDITY
The Company’s current liquidity position is more than adequate to fund expected asset growth. The Company’s primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments, prepayments on loans and mortgage-backed and investment securities and sale of long-term fixed-rate mortgages into the secondary market. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows, mortgage prepayments and sale of mortgage loans into the secondary market are greatly influenced by general interest rates, economic conditions and competition.
Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of March 31, 2009 was $31.9 million, or 23.3% compared to $32.1 million, or 26.8% at December 31, 2008. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of March 31, 2009, the Bank had unused borrowing capacity totaling $9.1 million at the FHLB based on pledged collateral.
The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2009, the Company originated $37.9 million in residential mortgage loans, of which $1.9 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $6.4 million in originations during the first three months of 2008 of which $3.1 million were retained in portfolio. The Company also originated $7.1 million of commercial loans and $1.0 million of consumer loans in the first three months of 2009 compared to $4.8 million of commercial loans and $1.4 million of consumer loans for the same period in 2008. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 44.8% and 47.9%, commercial loans 42.8% and 38.5% and consumer loans 12.4% and 13.6% at March 31, 2009 and March 31, 2008, respectively.
Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2009 deposits funded 65.8% of the Company’s total assets compared to 66.9% at December 31, 2008. Certificates of deposit scheduled to mature in less than one year at March 31, 2009 totaled $61.8 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.
Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2009 the Company had $44.4 million in FHLB advances. FHLB borrowings as a percentage of total assets were 17.8% at March 31, 2009 as compared to 16.2% at December 31, 2008. The Company has sufficient available collateral to obtain additional advances of $9.1 million.

CAPITAL RESOURCES
Stockholders’ equity at March 31, 2009 was $29.5 million, or 11.8% of total assets, compared to $29.4 million, or 11.9% of total assets, at December 31, 2008 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at March 31, 2009. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2009:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tier 1 (Core) capital ( to adjusted assets)	$24,334	9.94%	$9,797	4.00%	$12,246	5.00%
Total risk-based capital ( to risk- weighted assets)	$26,584	15.06%	$14,122	8.00%	$17,652	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$24,334	13.79%	$7,061	4.00%	$10,591	6.00%
Tangible Capital ( to tangible assets)	$24,334	9.94%	$3,674	1.50%	$4,899	2.00%

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2009
PART I — FINANCIAL INFORMATION
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
There has been no change in the Company’s internal control over the financial reporting during the Company’s first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2009
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.
Item 1A — Risk Factors:
Not applicable to smaller reporting companies
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable
Item 3 — Defaults upon Senior Securities:
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders:
Not applicable
Item 5 — Other Information:
Not applicable
Item 6 — Exhibits
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
Quarter Ended March 31, 2009
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler Michael W. Mahler
Chief Executive Officer

Date: May 15, 2009

By:	/s/ Amy E. Essex Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2009