Form 10-Q
period 2009-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2009-08-14
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 14, 2009
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2009
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

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,062,708	$3,097,788
Overnight deposits with FHLB	610,004	372,523

Total cash and cash equivalents	3,672,712	3,470,311
Securities AFS	27,605,970	25,665,178
Securities HTM	4,017,701	4,022,235
Loans held for sale	211,400	107,000
Loans receivable, net of allowance for loan losses of $2,616,242 and $5,647,055 as of June 30, 2009 and December 31, 2008, respectively	182,315,510	192,270,714
Foreclosed real estate and other repossessed assets	3,664,925	1,637,923
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,911,216	7,089,746
Accrued interest receivable	1,216,577	1,469,176
Intangible assets	1,065,982	1,192,853
Other assets	5,626,898	4,939,523
Assets of discontinued operation	—	1,610,734

Total assets	$240,505,791	$247,672,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$162,254,027	$165,778,598
Advances from borrowers for taxes and insurance	414,553	104,475
Federal Home Loan Bank advances	39,950,000	40,200,000
Note Payable	630,927	768,651
REPO sweep accounts	5,491,573	9,447,415
Accrued expenses and other liabilities	2,200,522	1,877,600
Liabilities of discontinued operation	—	76,792

Total liabilities	210,941,603	218,253,531

Stockholders’ equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	24,299,106	24,302,102
Retained earnings	8,905,369	8,762,412
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unallocated ESOP	(710,861)	(764,861)
Unearned compensation	(224,001)	(286,324)
Accumulated other comprehensive income	226,574	337,431

Total stockholders’ equity	29,564,188	29,418,762

Total liabilities and stockholders’ equity	$240,505,791	$247,672,293

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,865,276	$3,143,876	$5,807,615	$6,418,423
Interest and dividends on investments	175,670	239,668	373,068	516,245
Interest on mortgage-backed securities	143,925	107,892	294,751	146,292

Total interest income	3,184,870	3,491,436	6,475,434	7,080,960

Interest expense:
Interest on deposits	880,890	1,241,813	1,941,176	2,536,265
Interest on borrowings	427,973	548,412	856,532	1,121,331

Total interest expense	1,308,863	1,790,225	2,797,708	3,657,596

Net interest income	1,876,007	1,701,211	3,677,726	3,423,364
Provision for loan losses	251,839	342,264	516,069	367,234

Net interest income after provision for loan losses	1,624,168	1,358,947	3,161,657	3,056,130

Non Interest income:
Service charges and other fees	229,457	237,110	444,329	463,285
Mortgage banking activities	473,871	125,912	923,076	230,718
Gain on sale of available-for-sale investments	1,227	—	1,227	16,052
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(44,064)	25,894	27,478	23,093
Other	18,765	25,001	51,360	48,031
Insurance & brokerage commissions	84,618	45,000	114,640	90,000

Total non interest income	763,874	458,916	1,562,110	871,178

Non interest expenses:
Compensation and employee benefits	1,171,455	1,224,234	2,319,257	2,451,094
FDIC insurance premiums	191,044	32,607	270,608	51,795
Advertising	44,321	28,656	61,871	58,796
Occupancy	300,069	343,818	602,487	651,336
Amortization of intangible assets	37,754	77,122	126,871	154,244
Service bureau charges	86,551	85,716	178,511	168,085
Professional services	163,219	107,518	266,123	197,174
Other	350,984	273,155	657,484	570,518

Total non interest expenses	2,345,398	2,172,826	4,483,212	4,303,042

Income (loss) from continuing operations before income tax benefit	42,644	(354,963)	240,555	(375,733)
Income tax (benefit) or expense from continuing operations	328	(118,763)	51,740	(125,571)

Net income (loss) from continuing operations	42,316	(236,199)	188,815	(250,162)

Discontinued Operations:
Loss from discontinued operations, net of income tax benefit of $0, $7,619, $43,209, and $16,733, respectively	—	(14,790)	(83,875)	(32,483)
Gain on sale of discontinued operations, net of income tax expense of $0, $0, $19,565 and $0, respectively	—	—	38,017	—

Net Income (Loss)	$42,316	$(250,989)	$142,957	$(282,645)

Per share data:
Income (loss) per share from continuing operations
Basic	$0.01	$(0.08)	$0.07	$(0.09)
Diluted	$0.01	$(0.08)	$0.07	$(0.09)
Income (loss) per share from discontinued operations
Basic	$—	$(0.01)	$(0.02)	$(0.01)
Diluted	$—	$(0.01)	$(0.02)	$(0.01)
Net income (loss) per share
Basic	$0.01	$(0.09)	$0.05	$(0.10)
Diluted	$0.01	$(0.09)	$0.05	$(0.10)

Dividends per common share	$—	$0.05	$—	$0.10
See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
			Additional				Other
	Common	Treasury	Paid-in	Unearned	Retained	Unallocated	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	ESOP	Income	Total
Balance at December 31, 2008	$31,920	$(2,963,918)	$24,302,102	$(286,324)	$8,762,412	$(764,861)	$337,431	$29,418,762

Stock Options/Awards Expensed	—	—	43,282	62,323	—	—	—	105,605

ESOP common stock committed to be released	—	—	(46,278)	—	—	54,000	—	7,722

Net income for the period	—	—	—	—	142,957	—	—	142,957

Changes in unrealized gain: on available-for-sale securities (net of tax of $57,108)	—	—	—	—	—	—	(110,857)	(110,857)

Total comprehensive income	—	—	—	—	—	—	—	32,100

Balance at June 30, 2009	$31,920	$(2,963,918)	$24,299,106	$(224,001)	$8,905,369	$(710,861)	$226,574	$29,564,188

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$142,957	$(282,645)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	412,010	521,605
Provision for loan loss	516,069	367,234
Amortization and accretion on securities	29,327	24,316
Gain on sale of investment securities	(1,227)	(16,052)
ESOP contribution	7,722	35,958
Stock awards/options	105,605	119,808
Gain on sale of loans held for sale	(410,528)	(70,158)
Originations of loans held for sale	(34,457,881)	(7,083,086)
Proceeds from sale of loans held for sale	34,764,009	7,223,402
Gain on sale of fixed assets	(50,102)	(23,093)
Change in accrued interest receivable	252,599	194,729
Change in other assets	(515,266)	204,854
Change in accrued expenses and other liabilities	322,921	(527,349)

Net cash provided by operating activities	1,118,215	689,523

Cash Flows from Investing Activities:
Net decrease in loans	6,595,143	5,882,376
Proceeds from maturity and sale of available-for-sale securities	8,844,225	14,253,091
Proceeds from sale of property and equipment	757,050	1,008,079
Net change in discontinued operations	1,533,942	(367,616)
Purchase of securities	(10,976,547)	(18,039,713)
Purchase of premises and equipment	(111,568)	(127,129)

Net cash provided by investing activities	6,642,245	2,609,088

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(3,524,571)	2,336,767
Dividend paid on common stock	—	(288,425)
Net increase (decrease) in Repo Sweep accounts	(3,955,842)	418,739
Net increase in advances from borrowers	310,078	266,966
Additions to advances from Federal Home Loan Bank and notes payable	26,550,000	12,200,000
Repayments of Federal Home Loan Bank advances and notes payable	(26,937,724)	(16,915,144)

Net cash used for financing activities	(7,558,059)	(1,981,097)

Net increase in cash and cash equivalents	202,401	1,317,514
Cash and cash equivalents at beginning of period	3,470,311	5,340,857

Cash and cash equivalents at end of period	$3,672,712	$6,658,371

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$2,911,694	$3,800,874

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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events though the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Note 2— PRINCIPLES OF CONSOLIDATION AND DISCONTINUED OPERATIONS.
     The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan, and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Agency. FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. The main activity of FFNM Agency is to collect the stream of income associated with the sale of the Blue Cross/Blue Shield override business to the Grotenhuis Group (as discussed further below). All significant intercompany balances and transactions have been eliminated in the consolidation.
     On February 27, 2009 First Federal of Northern Michigan Bancorp, Inc. announced that it had sold the InsuranCenter of Alpena (“ICA”) for $1,635,000. As a result, the financial position and results of operations of ICA are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” For further information, please refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     As a result of the transaction, the Company reduced its full-time employees by 14 positions, or 13% of the Company’s workforce. The Company expects the sale will reduce its non-interest expense by approximately $1.2 million in fiscal year 2009.
     The Company recorded a gain of approximately $42,000 upon the closing of the sale. The Company retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group.

Note 3—LOANS.
     The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2009	2008
	(in thousands)
Real estate loans:
Residential mortgage	$84,302	$92,364

Commercial loans:
Secured by real estate	60,418	49,787
Other	17,176	30,173

Total commercial loans	77,594	79,960

Consumer loans:
Secured by real estate	20,376	22,303
Other	2,942	3,564

Total consumer loans	23,318	25,867

Total gross loans	$185,214	$198,191

Less:
Net deferred loan fees	(282)	(274)
Allowance for loan losses	(2,616)	(5,647)

Total loans, net	$182,316	$192,270

Note 4—DIVIDENDS.
     The Company suspended its quarterly dividend effective for the quarter ended December 31, 2008. The Company is dependent primarily upon the Bank for earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by the Board of Directors of the Company.
Note 5—STOCK-BASED COMPENSATION.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).
     During the three and six months ended June 30, 2009, the Company awarded no shares or options under the Plans. Shares issued under the Stock-Based Incentive Plan and exercised pursuant to the Stock Option Plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

     Stock Options — A summary of option activity under the Plans during the six months ended June 30, 2009 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value
Outstanding at January 1, 2009	192,132	$9.48
Granted	0	N/A
Exercised	0	N/A
Forfeited or expired	(2,430)	$9.52
Outstanding at June 30, 2009	189,702	$9.47	6.76	$0
Options Exercisable at June 30, 2009	115,436	$9.45	6.67	$0
     A summary of the status of the Company’s nonvested options as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	111,774	$2.11
Granted	0	N/A
Vested	(35,678)	$2.12
Forfeited	(1,830)	$2.09
Nonvested at June 30, 2009	74,266	$2.10
     As of June 30, 2009 there was $161,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of options vested during the six months ended June 30, 2009 was $85,409.
     Restricted Stock Awards - As of June 30, 2009 there was $231,000 of unrecognized compensation cost related to nonvested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Note 6 — COMMITMENTS TO EXTEND CREDIT
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
     At June 30, 2009, the Company had outstanding commitments to originate loans of $25.1 million. These commitments included $9.4 million for permanent one-to-four family dwellings, $600,000 for non-residential loans, $29,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.9 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines, $6.9 million of unused commercial lines of credit, $1.0 million of undisbursed loans for commercial construction, $5,000 of unused letters of credit and $1.1 million in unused Bounce Protection.

Note 7 — SEGMENT REPORTING
     The Company’s principal activities include banking through its wholly owned subsidiary, First Federal of Northern Michigan, and, prior to its sale on February 27, 2009, the sale of insurance products through its indirect wholly owned subsidiary, ICA, purchased in 2003. The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits. ICA receives commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.
     The financial information for each operating segment is reported on the basis used internally to evaluate performance and allocate resources. The allocations have been consistently applied for all periods presented. Revenues and expenses between affiliates have been transacted at rates that unaffiliated parties would pay. The only transaction between the segments related to a deposit on behalf of ICA included in the Bank. The interest income and interest expense for this transaction has been eliminated. All other transactions were with external customers. The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.
     As noted above, the majority of the assets of the Company’s segment, ICA, were sold on February 27, 2009, therefore no segment information is reported for the three-month period ended June 30, 2009.

	For the Three Months Ended
	June 30, 2008
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$3,492	$13	$(9)	$3,496
Interest Expense	1,806	(2)	(9)	1,795

Net Interest Income - Before provision for loan losses	1,686	15	—	1,701
Provision for Loan Losses	342	—	—	342

Net Interest Income - After provision for loan losses	1,344	15	—	1,359
Other Income	413	410	—	823
Operating Expenses	2,145	414	—	2,559

Loss - Before federal income tax benefit	(388)	11	—	(377)
Federal Income Tax Expense (Benefit)	(130)	4	—	(126)

Net Income (Loss)	$(258)	$7	$—	$(251)

Depreciation and amortization	$187	$86	$—	$273

Assets	$243,853	$5,459	$(1,198)	$248,114

Expenditures related to long-lived assets:
Goodwill	$—	$—	$—	$—
Intangible assets	—	—	—	—
Property and equipment	98	—	—	98

Total	$98	$—	$—	$98

	For the Six Months Ended
	June 30, 2009
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$6,476	$4	$(4)	$6,476
Interest Expense	2,798	4	(4)	2,798

Net Interest Income - Before provision for loan losses	3,678	—	—	3,678
Provision for Loan Losses	516	—	—	516

Net Interest Income - After provision for loan losses	3,162	—	—	3,162
Other Income	1,581	191	—	1,772
Operating Expenses	4,471	292	—	4,763

Income (Loss) - Before federal income tax	272	(101)	—	171
Federal Income Tax Expense (Benefit)	62	(34)	—	28

Net Income (Loss)	$210	$(67)	$—	$143

Depreciation and amortization	$444	$42	$—	$486

Assets	$240,506	$—	$—	$240,506

Expenditures related to long-lived assets:
Goodwill	$—	$—	$—	$—
Intangible assets	—	—	—	—
Property and equipment	184	—	—	184

Total	$184	$—	$—	$184

	For the Six Months Ended
	June 30, 2008
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$7,081	$22	$(22)	$7,081
Interest Expense	3,680	—	(22)	3,658

Net Interest Income - Before provision for loan losses	3,401	22	—	3,423
Provision for Loan Losses	367	—	—	367

Net Interest Income - After provision for loan losses	3,034	22	—	3,056
Other Income	779	1,021	—	1,800
Operating Expenses	4,217	1,064	—	5,281

Loss - Before federal income tax benefit	(404)	(21)	—	(425)
Federal Income Tax Benefit	(135)	(7)	—	(142)

Net Loss	$(269)	$(14)	$—	$(283)

Depreciation and amortization	$375	$147	$—	$522

Assets	$243,853	$5,459	$(1,198)	$248,114

Expenditures related to long-lived assets:
Goodwill	$—	$—	$—	$—
Intangible assets	—	—	—	—
Property and equipment	127	—	—	127

Total	$127	$—	$—	$127

Note 8-FAIR VALUE MEASUREMENTS.
     FAS 157 — Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
     Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at June
	(Level 1)	(Level 2)	(Level 3)	30, 2009
Assets:
Investment securities- available-for-sale	$—	$27,606	$—	$27,606
Liabilities:
None
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include non-homogenous loans that are considered impaired and real estate owned. For impaired loans accounted for under FAS 114, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. Other Real Estate Owned consists of property received in full or partial satisfaction of a receivable. The Company utilizes independent appraisals or broker price opinions to estimate the fair value of these properties.
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

					Change in fair
		Quoted Prices in			value for the
		Active Markets	Significant Other	Significant	six-month
	Balance at	for Identical	Observable Inputs	Unobservable	period ended
	June 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2009
Impaired loans accounted for under FAS 114	$4,948	$—	$—	$4,948	$508

Other real estate owned — residential mortgages	$453	$—	$—	$453	$22

Other Real estate owned — commercial	$3,212	$—	$—	$3,212	$30
     Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses prepayment speed, interest rate, delinquency level and other assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. As such, the Company classifies mortgage servicing rights as nonrecurring Level 3.
     Mortgage Loans Held For Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is determined through forward commitments which the Company enters to sell these loans to secondary market counterparties. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.
     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
     Real Estate Owned and Repossessed Assets. These assets are reported in the above nonrecurring table at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or repossession, real estate owned and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans to real estate owned and repossessed assets, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the above nonrecurring table.
     Investment Securities Held to Maturity. The Company does not record investment securities held to maturity at fair value on a recurring basis. Therefore, when certain securities held to maturity were measured at fair value as discussed below, the Company’s municipal bonds classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy. Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3
     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — The carrying amounts of cash and short-term instruments approximate fair values.
Securities — Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Loans Held for Sale — Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
REPO Sweep Accounts — The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).
Long-term Borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest — The carrying amounts of accrued interest approximate fair value.
The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Financial assets:
Cash and cash equivalents	$3,673	$3,673	$3,471	$3,471
Securities available for sale	27,606	$27,606	$25,665	$25,665
Securities held to maturity	4,018	3,997	4,022	3,949
Loans and loans held for sale — Net	182,527	183,333	192,377	197,804
Federal Home Loan Bank stock	4,197	4,197	4,197	4,197
Accrued interest receivable	1,217	1,217	1,469	1,469

Financial liabilities:
Customer deposits	162,254	163,378	165,778	166,931
Federal Home Loan Bank advances	39,950	40,812	40,200	41,688
Note payable	631	634	769	773
REPO sweep accounts	5,492	5,488	9,447	9,447
Accrued interest payable	404	404	518	518

Note 9 — RECENT ACCOUNTING PRONOUNCEMENTS.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s results of operations or financial position.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will have no impact on the Company’s results of operations or financial position.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion compares the consolidated financial condition of the Company at June 30, 2009 and December 31, 2008, and the results of operations for the three- and six-month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
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
     For the quarter ended June 30, 2009, the Company reported net income from continuing operations of $42,000, or $0.01 per basic and diluted share, compared to a net loss of $236,000, or $0.08 per basic and diluted share, for the year earlier period, an increase of $278,000. Net income from continuing operations increased by $439,000 to net income of $189,000 for the six months ended June 30, 2009 from a net loss of $250,000 for the same period ended June 30, 2008.
     Total assets decreased by $7.2 million, or 2.9%, from $247.7 million as of December 31, 2008 to $240.5 million as of June 30, 2009. Investment securities available for sale increased by $1.9 million and net loans receivable decreased $10.0 million during this time period. Total deposits decreased $3.5 million from December 31, 2008 to June 30, 2009 and Federal Home Loan Bank advances decreased by $250,000 while equity increased by $145,000.
CRITICAL ACCOUNTING POLICIES
     As of June 30, 2009, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2008 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and intangibles.
     Management has determined that the valuation of deferred tax assets represented a critical accounting policy at June 30, 2009. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. There was no valuation allowance related to deferred tax assets at June 30, 2009.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008
ASSETS: Total assets decreased $7.2 million, or 2.9%, to $240.5 million at June 30, 2009 from $247.7 million at December 31, 2008. Investment securities available for sale increased $1.9 million, or 7.6% from December 31, 2008 to June 30, 2009. Net loans receivable decreased $10.0 million, or 5.2% to $182.3 million at June 30, 2009 from $192.3 million at December 31, 2008. The decrease in net loans was attributable primarily to shrinkage of the residential mortgage loan portfolio due to portfolio mortgage refinances which were sold into the secondary market wherever possible due to continued historically low market interest rates. We also experienced some decrease in our consumer loan portfolio due to slowed origination activity related to declining property values and also in our commercial portfolio due in part to loan pay-offs and loan charge-offs.
LIABILITIES: Deposits decreased $3.5 million, or 2.1%, to $162.3 million at June 30, 2009 from $165.8 million at December 31, 2008. The decrease in deposits was largely attributable to shrinkage of our traditional certificate of deposit product as we were not the market leader in rates on these products during this time period. The decrease in our certificate of deposit products was partially offset by modest increases of $649,000 in savings accounts, $576,000 in demand deposit accounts and $754,000 in non-interest bearing demand deposit accounts. We also experienced a $3.1 million shift from liquid certificate of deposit products into our money market deposit accounts. Repo sweep accounts decreased $4.0 million as several of our commercial customers reduced the amount on deposit with us due to timing of their expenses, but did not close accounts. Total FHLB advances decreased $250,000 to $40.0 million at June 30, 2009 from December 31, 2008 as we paid down advances with funds from loan payments and payoffs.
EQUITY: Stockholders’ equity increased slightly to $29.6 million at June 30, 2009 from $29.4 million at December 31, 2008. The increase was due primarily to net income for the six-month period of $143,000. The decrease of $111,000 in the unrealized gain on available-for-sale securities was partially offset by changes in unallocated ESOP and unearned compensation related to vesting of previously granted employee stock options and awards.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
General: Net income from continuing operations increased by $278,000 to net income of $42,000 for the three months ended June 30, 2009 from a net loss of $236,000 for the same period ended June 30, 2008.
Interest Income: Interest income decreased to $3.2 million for the three months ended June 30, 2009 from $3.5 million for the year earlier period, due to two factors: a decrease of $5.0 million in the average balance of interest-earning assets to $228.1 million for the three month period ended June 30, 2009 from $233.1 million for the three month period ended June 30, 2008 and a decrease of 38 basis points in the average yield on these assets period over period.
Interest Expense: Interest expense decreased to $1.3 million for the three months ended June 30, 2009 from $1.8 million for the three months ended June 30, 2008. The decrease in interest expense for the three month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased from 4.21% for the three months ended June 30, 2008 to 3.11% for the three months ended June 30, 2009 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 49 basis points from 4.51% for the three months ended June 30, 2008 to 4.02% for the three months ended June 30, 2009.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2009
		Compared to
	Quarter ended June 30, 2008
	Increase (Decrease) Due to:
	Volume	Rate	Total
		(In thousands)
Interest-earning assets:
Loans receivable	$(77)	$(202)	$(279)
Investment securities	22	(4)	$17
Other investments	(50)	4	$(46)

Total interest-earning assets	(106)	(202)	(307)

Interest-bearing liabilities:			—
Savings Deposits	—	—	—
Money Market/NOW accounts	24	(9)	15
Certificates of Deposit	(88)	(263)	(350)

Deposits .	(63)	(272)	(335)
Borrowed funds	(40)	(106)	(146)

Total interest-bearing liabilities	(103)	(378)	(481)

Change in net interest income	$(2)	$176	$174

Net Interest Income: Net interest income increased to $1.9 million for the three month period ended June 30, 2009 from $1.7 million for the same period in 2008. For the three months ended June 30, 2009, average interest-earning assets decreased $5.0 million, or 2.2%, when compared to the same period in 2008. Average interest-bearing liabilities decreased $4.6 million, or 2.3%, to $198.8 million for the quarter ended June 30, 2009 from $203.4 million for the quarter ended June 30, 2008. The yield on average interest-earning assets decreased to 5.62% for the three month period ended June 30, 2009 from 6.00% for the same period ended in 2008 and the cost of average interest-bearing liabilities decreased to 2.64% from 3.51% for the three month periods ended June 30, 2009 and 2008, respectively. The net interest margin increased to 3.32% for the three month period ended June 30, 2009 from 2.93% for same period in 2008.
Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for loan losses amounted to $252,000 for the three month period ended June 30, 2009 and $342,000 for the comparable period in 2008.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At June 30, 2009
Real estate loans:
Construction	$16,818	$—	$—
One - to four - family	84,151	409	2,711
Commercial Mortgages	43,751	—	3,147
Home equity lines of credit/ Junior liens	20,376	—	190
Commercial loans	17,176	—	1,800
Consumer loans	2,942	12	—

Total gross loans	$185,214	$421	$7,848
Less:
Net deferred loan fees	(282)	—	—
Allowance for loan losses	(2,616)	—	—

Total loans, net	$182,316	$421	$7,848

At December 31, 2008
Real estate loans:
Construction	$19,128	$—	$5,449
One - to four - family	91,339	128	1,877
Commercial Mortgages	47,541	72	4,442
Home equity lines of credit/Junior liens	22,303	—	86
Commercial loans	14,316	—	95
Consumer loans	3,564	17	3

Total gross loans	$198,191	$217	$11,952
Less:
Net deferred loan fees	(274)	—	—
Allowance for loan losses	(5,647)	—	—

Total loans, net	$192,270	$217	$11,952

Non Interest Income: Non interest income increased from $459,000 for the three months ended June 30, 2008 to $764,000 for the three months ended June 30, 2009, primarily attributable to an increase in mortgage banking activities income. Many homeowners in our markets took the opportunity to refinance mortgages due to lower market interest rates during the first six months of 2009 as compared to the same period in 2008, and we sold the majority of those loans into the secondary market.
Non Interest Expense: Non interest expense increased from $2.2 million for the three months ended June 30, 2008 to $2.3 million for the three months ended June 30, 2009. The change was mainly the result of an increase in our general FDIC assessment, plus the FDIC special assessment of $108,000 which we were required to expense as of the quarter ended June 30, 2009. During the three-month period ended June 30, 2009 we were able to reduce many of our expenses period over period, including compensation and employee benefits, occupancy and amortization of intangible assets. However, during those same periods we experienced an increase in professional services fees related to expenses for strategic planning, additional audit fees and increased OTS assessments and an increase in other expenses which were mainly related to delinquent loans and repossessed properties, including the payment of property taxes totaling approximately $125,000 on one large commercial credit of which the assets were repossessed during the quarter.

Income Taxes: The Company had federal income tax expense of less than $1,000 for the three months ended June 30, 2009 due to permanent book-tax differences, compared to a federal income tax benefit of $119,000 for the same period in 2008 due to a pre-tax loss for that period.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
General: Net income from continuing operations increased by $439,000 to net income of $189,000 for the six months ended June 30, 2009 from a net loss of $250,000 for the same period ended June 30, 2008.
Interest Income: Interest income decreased by $606,000 million to $6.5 million for the six month period ended June 30, 2009 from $7.1 million for the same six month period in 2008. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $2.1 million to $230.6 million for the six month period ended June 30, 2009 from $232.7 million for the six month period ended June 30, 2008. In addition, we experienced a decrease in the yield on those interest earning assets of 45 basis points to 5.65% period over period. Notably, the yield on non-mortgage loans decreased 83 basis points period over period to 5.64% over an average balance of $107.2 million due in part to declining interest rates and in part to an increase in the amount of non-performing mortgage loans period over period.
Interest Expense: Interest expense for the six months ended June 30, 2009 decreased to $2.8 million from $3.7 million for the six months ended June 30, 2008. The decrease in interest expense for the six month period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased from 4.29% for the six months ended June 30, 2008 to 3.38% for the six months ended June 30, 2009, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 47 basis points from 4.55% for the six months ended June 30, 2008 to 4.08% for the six months ended June 30, 2009.
Net Interest Income: Net interest income increased by $254,000 for the six-month period ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009, average interest-earning assets decreased $2.1 million, or 1.0%, when compared to the same period in 2008. Average interest-bearing liabilities decreased $1.7 million, or 1.0%, to $201.9 million for the six-month period ended June 30, 2009 from $203.6 million for the six-month period ended June 30, 2008. The yield on average interest-earning assets decreased to 5.65% for the six month period ended June 30, 2009 from 6.10% for the same period ended in 2008 while the cost of average interest-bearing liabilities decreased to 2.79% from 3.59% for the six-month periods ended June 30, 2009 and 2008, respectively. The net interest margin increased to 3.22% for the six month period ended June 30, 2009 from 2.96% for same period in 2008.
Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.
Non-accrual loans decreased by $4.1 million from December 312, 2008 to June 30, 2009. The majority of this decrease was one large commercial loan relationship totaling approximately $4.3 million which was repossessed, charged-off and recorded as commercial real estate owned at net realizable value during the quarter ended June 30, 2009. That same commercial relationship accounts for the majority of the $2.3 million increase from December 31, 2008 to June 30, 2009 in commercial real-estate owned. In addition, we also recorded partial charge-offs totaling $1.5 million on four other commercial relationships and placed one commercial relationship totaling approximately $1.4 million in non-accrual status during the three months ended June 30, 2009.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Total non-accrual loans	$7,848	$11,952

Accrual loans delinquent 90 days or more:
One- to four-family residential	409	128
Other real estate loans	—	72
Consumer/Commercial	12	17

Total accrual loans delinquent 90 days or more	$421	$217

Total nonperforming loans (1)	8,269	12,169
Total real estate owned-residential mortgages (2)	453	686
Total real estate owned-Commercial (2)	3,212	882
Total real estate owned-Consumer & other repossessed assets (2)	—	70

Total nonperforming assets	$11,934	$13,807

Total nonperforming loans to loans receivable	4.47%	6.14%
Total nonperforming assets to total assets	4.96%	5.57%

(1)	All of the Bank’s loans delinquent more than 90 days are classified as nonperforming.

(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.
Provision for Loan Losses: The provision for loan losses amounted to $516,000 for the six-month period ended June 30, 2009 and $367,000 for the comparable period in 2008. The increase for the six-month period related to increases in provision on several commercial credits. The ratio of nonperforming loans to total loans was 4.46% and 6.14% at June 30, 2009 and December 31, 2008, respectively. As a percent of total assets, nonperforming loans decreased to 4.96% at June 30, 2009 from 5.57% at December 31, 2008. Total nonperforming assets decreased to $11.9 million at June 30, 2009 from $13.8 million at December 31, 2008, due in part to the charge-off of certain loans and in part to the pay-off of certain non-performing loans.
Non Interest Income: Non interest income increased from $871,000 for the six months ended June 30, 2008 to $1.6 million for the six months ended June 30, 2009, primarily attributable to an increase in mortgage banking activities income, as discussed previously.
Non Interest Expense. Non interest expense increased from $4.3 million for the six months ended June 30, 2008 to $4.5 million for the six months ended June 30, 2009. The increases were mainly the result of an increase in our general FDIC assessment, plus the FDIC special assessment of $108,000 which we were required to expense as of the quarter ended June 30, 2009. During the six-month period ended June 30, 2009 we were able to reduce many of our expenses period over period, including compensation and employee benefits, occupancy and amortization of intangible assets. However, during that same periods we experienced an increase in professional services fees related to expenses for strategic planning, additional audit fees and increased OTS assessments and an increase in other expenses which were mainly related to delinquent loans and repossessed properties.
Income Taxes: The Company had federal income tax expense of $52,000 for the six months ended June 30, 2009 due to permanent book-tax differences, compared to a federal income tax benefit of $126,000, due to a pre-tax loss, for the same period in 2008.

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
Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations. This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of June 30, 2009 was $35.5 million, or 24.9% compared to $32.1 million, or 26.8% at December 31, 2008. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of June 30, 2009, the Bank had unused borrowing capacity totaling $15.4 million at the FHLB based on pledged collateral.
The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2009, the Company originated $39.0 million in residential mortgage loans, of which $4.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $15.4 million in originations during the first six months of 2008 of which $8.3 million were retained in portfolio. The Company also originated $13.7 million of commercial loans and $2.2 million of consumer loans in the first six months of 2009 compared to $17.1 million of commercial loans and $3.0 million of consumer loans for the same period in 2008. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.5% and 47.2%, commercial loans 41.9% and 39.3% and consumer loans 12.6% and 13.5% at June 30, 2009 and June 30, 2008, respectively.
Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2009 deposits funded 67.5% of the Company’s total assets compared to 66.9% at December 31, 2008. Certificates of deposit scheduled to mature in less than one year at June 30, 2009 totaled $63.5 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.
Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2009 the Company had $40.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 16.6% at June 30, 2009 as compared to 16.2% at December 31, 2008. The Company has sufficient available collateral to obtain additional advances of $15.4 million.

CAPITAL RESOURCES
Stockholders’ equity at June 30, 2009 was $29.6 million, or 12.3% of total assets, compared to $29.4 million, or 11.9% of total assets, at December 31, 2008 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations. The Bank exceeded all regulatory capital requirements at June 30, 2009. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2009:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			Dollars in Thousands
Tier 1 (Core) capital ( to adjusted assets)	$24,493	10.38%	$9,439	4.00%	$11,799	5.00%
Total risk-based capital ( to risk - weighted assets)	$26,663	15.40%	$13,853	8.00%	$17,316	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$24,493	14.14%	$6,926	4.00%	$10,390	6.00%
Tangible Capital ( to tangible assets)	$24,493	10.38%	$3,540	1.50%	$4,719	2.00%
ITEM 3 — QUALITATIVE AND QUANTITIATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable to smaller reporting companies.
ITEM 4T — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.
There were no significant changes made in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2009
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
Item 3 — Defaults upon Senior Securities:
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders:
The annual meeting of the shareholders of the Company was held on May 20, 2009. The results of the vote were as follows:
1.	The following individuals were elected as director for a three (3) year term:

	Votes For	Votes Withheld
Gary C. Van Massenhove	2,249,122	163,972
Thomas R. Townsend	2,248,788	164,316
2.	The ratification of the appointment of Plante & Moran, PLLC as independent auditors of the Company for the fiscal year ending December 31, 2009:

	For	Against	Abstain
Number of Votes	2,392,430	19,281	1,383
Item 5 — Other Information:
(a)	Not applicable

(b)	There was no material change to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during their period covered by the Form 10-Q.
Item 6 — Exhibits:
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
Quarter Ended June 30, 2009
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler

Michael W. Mahler
Chief Executive Officer

Date: August 14, 2009

By:	/s/ Amy E. Essex

Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2009