Form 10-Q
period 2009-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2009-11-16
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________ to___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 16, 2009
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended September 30, 2009

INDEX

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
Consolidated Balance Sheet at September 30, 2009 and December 31, 2008	3
Consolidated Statements of Income for the Three and Nine Months
Ended September 30, 2009 and September 30, 2008	4
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2009	5
Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and September 30, 2008	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 – QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T - CONTROLS AND PROCEDURES	23

Part II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	24
ITEM 1A - RISK FACTORS	24
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5 - OTHER INFORMATION	24
ITEM 6 - EXHIBITS	24
Section 302 Certifications
Section 906 Certifications

When used in this Form 10-Q or future filings by First Federal of Northern Michigan Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$2,212,553	$3,097,788
Overnight deposits with FHLB	64,036	372,523
Total cash and cash equivalents	2,276,589	3,470,311
Securities AFS	32,879,094	25,665,178
Securities HTM	3,980,434	4,022,235
Loans held for sale	50,000	107,000
Loans receivable, net of allowance for loan losses of $4,309,341 and $5,647,055 as of September 30, 2009 and December 31, 2008, respectively	178,737,529	192,270,714
Foreclosed real estate and other repossessed assets	3,535,684	1,637,923
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,779,358	7,089,746
Accrued interest receivable	1,368,598	1,469,176
Intangible assets	992,869	1,192,853
Other assets	4,613,876	4,939,523
Assets of discontinued operation	-	1,610,734
Total assets	$239,410,931	$247,672,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,358,009	$165,778,598
Advances from borrowers for taxes and insurance	188,965	104,475
Federal Home Loan Bank Advances	46,750,000	40,200,000
Note Payable	630,927	768,651
REPO sweep accounts	6,872,443	9,447,415
Accrued expenses and other liabilities	2,651,190	1,877,600
Liabilities of discontinued operations	-	76,792

Total liabilities	213,451,534	218,253,531

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	24,299,147	24,302,102
Retained earnings	5,087,238	8,762,412
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unallocated ESOP	(683,861)	(764,861)
Unearned compensation	(192,839)	(286,324)
Accumulated other comprehensive income	381,710	337,431
Total stockholders' equity	25,959,397	29,418,762

Total liabilities and stockholders' equity	$239,410,931	$247,672,293

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,762,789	$3,156,924	$8,570,404	$9,575,347
Interest and dividends on investments	211,720	248,386	584,788	764,630
Interest on mortgage-backed securities	136,177	119,501	430,928	265,793
Total interest income	3,110,686	3,524,810	9,586,120	10,605,770

Interest expense:
Interest on deposits	795,356	1,275,690	2,736,532	3,811,954
Interest on borrowings	422,715	532,247	1,279,247	1,653,578
Total interest expense	1,218,071	1,807,937	4,015,779	5,465,532

Net interest income	1,892,615	1,716,873	5,570,341	5,140,238
Provision for loan losses	2,976,642	875,431	3,492,711	1,242,665
Net interest (expense) income after provision for loan losses	(1,084,027)	841,442	2,077,630	3,897,573

Non-interest income:
Service charges and other fees	217,159	245,162	661,488	708,447
Mortgage banking activities	244,550	85,665	1,167,626	316,382
Gain on sale of available-for-sale investments	-	-	1,227	16,052
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(2,128)	5,403	25,350	28,497
Other	16,637	18,076	67,997	66,108
Insurance & brokerage commissions	15,157	45,000	129,797	135,000
Total non-interest income	491,375	399,307	2,053,486	1,270,486

Non-interest expenses:
Compensation and employee benefits	1,095,509	1,203,733	3,414,767	3,654,827
FDIC insurance premiums	106,199	33,443	376,807	85,238
Advertising	31,784	40,118	93,655	98,914
Occupancy	294,567	299,616	897,054	950,952
Amortization of intangible assets	73,113	77,122	199,983	231,367
Service bureau charges	76,533	72,432	255,043	240,518
Professional services	93,588	112,057	359,711	309,231
Other	305,341	319,303	962,826	889,820
Total non-interest expenses	2,076,634	2,157,824	6,559,846	6,460,867

Loss from continuing operations before income tax benefit	(2,669,286)	(917,075)	(2,428,731)	(1,292,808)
Income tax expense (benefit) from continuing operations	1,148,845	(307,073)	1,200,585	(432,643)
Net loss from continuing operations	(3,818,131)	(610,002)	(3,629,316)	(860,165)

Loss from discontinued operations, net of income tax benefit of $0, $12,741, $43,209, and $29,745, respectively	-	(24,733)	(83,875)	(57,215)
Gain on sale of discontinued operations, net of income tax expense of $0, $0, $19,585 and $0, respectively	-	-	38,017	-

Net loss	$(3,818,131)	$(634,735)	$(3,675,174)	$(917,380)

Per share data:
Loss per share from continuing operations
Basic	$(1.32)	$(0.21)	$(1.26)	$(0.30)
Diluted	$(1.32)	$(0.21)	$(1.26)	$(0.30)
Income (loss) per share from discontinued operations
Basic	$-	$(0.01)	$(0.01)	$(0.02)
Diluted	$-	$(0.01)	$(0.01)	$(0.02)
Net loss per share
Basic	$(1.32)	$(0.22)	$(1.27)	$(0.32)
Diluted	$(1.32)	$(0.22)	$(1.27)	$(0.32)

Dividends per common share	$-	$0.05	$-	$0.15

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

							Accumulated
			Additional				Other
	Common	Treasury	Paid-in	Unearned	Retained	Unallocated	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	ESOP	Income	Total

Balance at December 31, 2008	$31,920	$(2,963,918)	$24,302,102	$(286,324)	$8,762,412	$(764,861)	$337,431	$29,418,762

Stock Options/Awards Expensed	-	-	64,924	93,485	-	-	-	158,409

ESOP common stock committed to be released	-	-	(67,879)	-	-	81,000	-	13,122

Net loss for the period	-	-	-	-	(3,675,174)	-	-	(3,675,174)

Changes in unrealized gain:
on available-for-sale securities (net of tax of $22,810)	-	-	-	-	-	-	44,279	44,279

Total comprehensive loss	-	-	-	-	-	-	-	(3,630,895)

Balance at September 30, 2009	$31,920	$(2,963,918)	$24,299,147	$(192,839)	$5,087,238	$(683,861)	$381,710	$25,959,397

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,675,174)	$(917,380)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	624,223	769,562
Provision for loan loss	3,492,711	1,242,665
Amortization and accretion on securities - net	50,224	46,831
Gain on sale of investment securities	(1,227)	(16,052)
ESOP contribution	13,122	49,668
Stock awards/options	158,409	172,611
Gain on sale of loans held for sale	(492,288)	(86,166)
Originations of loans held for sale	(42,604,156)	(8,800,236)
Proceeds from sale of loans held for sale	43,153,444	8,518,680
Gain on sale of fixed assets	(47,974)	(28,496)
Change in accrued interest receivable	100,578	113,612
Change in deferred tax assets	1,117,022	(612,860)
Change in other assets	(814,186)	(872,642)
Change in accrued expenses and other liabilities	773,590	(763,145)
Net cash provided by (used for) operating activities	1,848,318	(1,183,348)

Cash Flows from Investing Activities:
Net decrease in loans	6,694,579	5,595,432
Proceeds from maturity and sale of available-for-sale securities	10,072,221	16,270,097
Proceeds from sale of property and equipment and repossessed assets	1,501,066	1,522,688
Net change in discontinued operations	1,533,942	294,537
Purchase of securities	(17,226,243)	(21,186,165)
Purchase of premises and equipment	(118,810)	(269,109)
Net cash provided by investing activities	2,456,755	2,227,480

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(9,420,589)	7,734,741
Dividend paid on common stock	-	(432,637)
Net (decrease) increase in Repo Sweep accounts	(2,574,972)	4,145,540
Net increase in advances from borrowers	84,490	165,364
Advances from Federal Home Loan Bank	55,560,000	12,200,000
Repayments of Federal Home Loan Bank advances and notes payable	(49,147,724)	(18,915,144)
Net cash (used for) provided by financing activities	(5,498,795)	4,897,864

Net (decrease) increase in cash and cash equivalents	(1,193,722)	5,941,996
Cash and cash equivalents at beginning of period	3,470,311	5,340,857
Cash and cash equivalents at end of period	$2,276,589	$11,282,853

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$4,197,740	$5,615,901

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with FASB ASC 855, Subsequent Events, we have evaluated subsequent events though the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

Note 2— PRINCIPLES OF CONSOLIDATION AND DISCONTINUED OPERATIONS.

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan (the “Bank”), and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Agency. FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. The main activity of FFNM Agency is to collect the stream of income associated with the sale of the Blue Cross/Blue Shield override business to the Grotenhuis Group (as discussed further below).  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

The Company recorded a gain of approximately $38,000, net of tax benefit, upon the closing of the sale. The Company retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group.

Note 3—LOANS.

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2009	2008
	(in thousands)
Real estate loans:
Residential mortgage	$83,135	$92,364

Commercial loans:
Secured by real estate	60,206	49,787
Other	17,391	30,173
Total commercial loans	77,597	79,960

Consumer loans:
Secured by real estate	19,778	22,303
Other	2,833	3,564
Total consumer loans	22,611	25,867

Total gross loans	$183,343	$198,191

Less:
Net deferred loan fees	(296)	(274)
Allowance for loan losses	(4,309)	(5,647)

Total loans, net	$178,738	$192,270

Note 4—DIVIDENDS.

The Company suspended its quarterly dividend effective for the quarter ended December 31, 2008. The Company is dependent primarily upon the Bank for earnings and funds to pay dividends on common stock. Any reinstatement of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by the Board of Directors of the Company.  The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends, or stock repurchase, would require regulatory approval for a dividend from the Bank to the Company to fund the liquidity necessary to reinstate dividends or initiate a stock repurchase.  We have made application for such a dividend but have been unsuccessful in getting regulatory approval due to a conservative regulatory posture regarding retaining capital at the Bank level  in this economic environment.

Note 5 – 1996 STOCK OPTION PLAN AND 2006 STOCK-BASED INCENTIVE PLAN.

Effective January 1, 2006, the Company adopted FASB ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by the shareholders , permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum to be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and nine months ended September 30, 2009 the Company awarded no shares under the 2006 Stock-Based Incentive Plan.  Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2009 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2009	192,132	$9.48

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(3,850)	$9.57

Oustanding at September 30, 2009	188,282	$9.47	6.51	$0

Options Exercisable at September 30, 2009	114,806	$9.44	6.67	$0

A summary of the status of the Company’s nonvested options as of September  30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	111,774	$2.11

Granted	0	N/A

Vested	(36,368)	$2.50

Forfeited	(1,930)	$2.10

Nonvested at September 30, 2009	73,476	$2.12

As of September 30, 2009 there was $140,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2009 was $60,334.

Restricted Stock Awards - As of September 30, 2009 there was $200,000 of unrecognized compensation cost related to nonvested restricted stock awards under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 6 – COMMITMENTS TO EXTEND CREDIT

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

At September 30, 2009, the Company had outstanding commitments to originate loans of $29.4 million. These commitments included $9.1 million for permanent one-to-four family dwellings, $3.7 million for non-residential loans, $400,000  of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.5 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines, $8.7 million of unused commercial lines of credit, $770,000 of undisbursed commercial construction, $5,000 of unused letters of credit and $1.1 million in unused bounce protection.

Note 7 – SEGMENT REPORTING

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

As noted above, the majority of the assets of the Company’s segment, ICA, were sold on February 27, 2009; therefore no segment information is reported for the three-month period ended September 30, 2009.

	For the Three Months Ended
	September 30, 2008
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$3,525	$9	$(9)	$3,525
Interest Expense	1,817	-	(9)	1,808
Net Interest Income - Before provision for loan losses	1,708	9	-	1,717
Provision for Loan Losses	875	-	-	875
Net Interest Income - After provision for loan losses	833	9	-	842
Other Income	352	300	-	652
Operating Expenses	2,118	330	-	2,448
Loss - Before federal income tax benefit	(933)	(21)	-	(954)
Federal Income Tax expense (benefit)	(313)	(7)	-	(319)
Net loss	$(620)	$(14)	$-	$(635)

Depreciation and amortization	$186	$86	$-	$272
Assets	$250,044	$5,350	$(1,152)	$254,242
Expenditures related to long-lived assets:
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
Property and equipment	141	-	-	141
Total	$141	$-	$-	$141

	For the Nine Months Ended
	September 30, 2009
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$9,586	$4	$(4)	$9,586
Interest Expense	4,016	4	(4)	4,016
Net Interest Income - Before provision for loan losses	5,570	-	-	5,570
Provision for Loan Losses	3,493	-	-	3,493
Net Interest Income - After provision for loan losses	2,078	-	-	2,078
Other Income	2,073	191	-	2,264
Operating Expenses	6,548	292	-	6,840
Loss - Before federal income tax benefit	(2,397)	(101)	-	(2,498)
Federal Income Tax expense (benefit)	1,212	(34)	-	1,178
Net loss	$(3,609)	$(67)	$-	$(3,676)

Depreciation and amortization	$577	$47	$-	$624
Assets	$239,411	$-	$-	$239,411
Expenditures related to long-lived assets:
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
Property and equipment	119	-	-	119
Total	$119	$-	$-	$119

	For the Nine Months Ended
	September 30, 2008
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$10,606	$31	$(31)	$10,606
Interest Expense	5,497	-	(31)	5,466
Net Interest Income - Before provision for loan losses	5,109	31	-	5,140
Provision for Loan Losses	1,242	-	-	1,242
Net Interest Income - After provision for loan losses	3,867	31	-	3,898
Other Income	1,131	1,321	-	2,452
Operating Expenses	6,335	1,394	-	7,729
Loss - Before federal income tax benefit	(1,337)	(42)	-	(1,379)
Federal Income Tax expense (benefit)	(448)	(14)	-	(462)
Net loss	$(889)	$(28)	$-	$(917)

Depreciation and amortization	$561	$186	$-	$747
Assets	$250,044	$5,350	$(1,152)	$254,242
Expenditures related to long-lived assets:
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
Property and equipment	268	-	-	268
Total	$268	$-	$-	$268

Note 8 - FAIR VALUE MEASUREMENTS.

FASB ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(Dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets:
Investment securities- available-for-sale	$-	$32,879	$-	$32,879
Liabilities:
None

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include non-homogenous loans that are considered impaired and real estate owned. For impaired loans accounted for under FASB ASC 310-10, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. Other Real Estate Owned consists of property received in full or partial satisfaction of a receivable. The Company utilizes independent appraisals or broker price opinions to estimate the fair value of these properties.

Assets Measured at Fair Value on a Nonrecurring Basis
(Dollars in thousands)

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three- month period ended September 30, 2009	Change in fair value for the nine-month period ended September 30, 2009

Impaired loans accounted for under FASB ASC 310-10	$7,155	$-	$-	$7,155	$911	$2,610

Other real estate owned -residential mortgages	$512	$-	$-	$512	$22	$59

Other Real estate owned - commercial	$3,023	$-	$-	$3,023	$592	$622

Mortgage servicing rights	$703	$-	$-	$703	$-	$-

Mortgage loans held for sale	$50	$-	$50	$-	$-	$-

Mortgage Servicing Rights: Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses prepayment speed, interest rate, delinquency level and other assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. As such, the Company classifies mortgage servicing rights as nonrecurring Level 3.

Mortgage Loans Held For Sale: Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is determined through forward commitments which the Company enters to sell these loans to secondary market counterparties.  As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established.  A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310-10, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with FASB ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned: At the time of acquisition, other real estate owned  is recorded at fair value, less estimated costs to sell, which becomes the property's new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in other expense in the consolidated statements of operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property (nonrecurring Level 3).

Investment Securities Held to Maturity: The Company does not record investment securities held to maturity at fair value on a recurring basis.  Therefore, when certain securities held to maturity were measured at fair value as discussed below, the Company’s municipal bonds classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities.  Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features.  Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating.  In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy.  Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based on quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  FASB ASC 825-10 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents:  The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Held for Sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one- to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial, and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

REPO Sweep Accounts: The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

Long-term Borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,277	$2,277	$3,471	$3,471
Securities available for sale	32,879	$32,879	$25,665	$25,665
Securities held to maturity	3,980	4,127	4,022	3,949
Loans and loans held for sale - Net	179,184	179,823	192,377	197,804
Federal Home Loan Bank stock	4,197	4,197	4,197	4,197
Accrued interest receivable	1,369	1,369	1,469	1,469

Financial liabilities:
Customer deposits	156,358	157,083	165,778	166,931
Federal Home Loan Bank advances	46,750	47,436	40,200	41,688
Note payable	631	634	769	773
REPO sweep accounts	6,872	6,657	9,447	9,447
Accrued interest payable	340	340	518	518

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification during the quarter ended September 30, 2009 had no impact on the Company’s results of operations or financial position. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

In April, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•
FASB ASC 820-10-65-4,  Fair Value Measurements and Disclosures provides guidelines for making fair value measurements that determine fair value when the volume and activity for assets or liabilities have significantly decreased and identify transactions that are not orderly.

•
FASB ASC 320-10-65,  Investments – Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FASB ASC 825-10-65, Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

The adoption of these FSPs did not have a material effect on the Company’s results of operations or financial position.

In May 2009, FASB issued FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s results of operations or financial position.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2009 and December 31, 2008, and the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2009, the Company reported a net loss from continuing operations of $1.5 million compared to a net loss of $610,000 for the year earlier period, a decrease in earnings of $886,000.  For the nine months ended September 30, 2009, the net loss from continuing operations was $1.3 million compared to a net loss of $860,000 for the nine months ended September 30, 2008.

Total assets decreased by $8.3 million, or 3.3%, to $239.4 million from December 31, 2008 to September 30, 2009. Investment securities available for sale increased by $7.2 million from December 31, 2008 to September 30, 2009. Net loans receivable decreased $13.5 million or 7.0% during that same time period. Total deposits decreased $9.4 million, or 5.7% from December 31, 2008 to September 30, 2009 and REPO Sweep accounts decreased by $2.6 million, or 27.3% during that same time period.. Federal Home Loan Bank advances decreased by $6.6 million from December 31, 2008 to September 30, 2009. Equity decreased by $3.5 million, or 11.8% during the nine-month period ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2009, except for the addition of the valuation of deferred tax assets as a critical accounting policy (discussed below), there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2008 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and intangibles.

Management has determined that the valuation of deferred tax assets represented a critical accounting policy at September 30, 2009. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. At September 30, 2009 the Company recorded a valuation allowance of $2.0 million related to its deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS:   Total assets decreased $8.3 million, or 3.4%, to $239.4 million at September 30, 2009 from $247.7 million at December 31, 2008.  During that nine-month time period the following changes occurred: investment securities available for sale increased $7.2 million, or 28.1%, to $32.9 million; other real estate owned increased $1.9 million, or 115.9%, to $3.5 million; and net loans receivable decreased $13.5 million, or 7.0%, to $178.7 million. Total mortgage loans decreased by $9.2 million, consumer loans decreased by $3.3 million and total commercial loans decreased by $2.4 million as loan originations declined due to weaker economic conditions in our primary lending markets.

LIABILITIES:   Deposits decreased $9.4 million, or 5.7%, to $156.4 million at September 30, 2009 from $165.8 million at December 31, 2008, a time period during which we were not a market-leader in deposit rates except in some longer-term maturities. Most of the decrease was in our certificates of deposit, as some of which were set to renew at lower rates and left the Bank.  During this same time period, Repo sweep accounts decreased $2.6 million as several of our commercial customers reduced the amount on deposit with us due to timing of their expenses, but did not close  accounts. FHLB advances increased $6.6 million, or 16.3%, to $46.8 million at September 30, 2009 from $40.2 million at December 31, 2008 as we replaced lost deposits with borrowings.

EQUITY:   Stockholders’ equity decreased to $26.0 million at September 30, 2009 from $29.4 million at December 31, 2008, a decline of $3.5 million. The decrease in stockholders’ equity was mainly attributable to our net loss for the nine-month period of $3.7 million primarily as a result of a $3.0 million Provision for Loan Losses and a $2.0 million valuation allowance on our deferred tax assets for the nine-month period  The unrealized gain on available for sale securities, net of tax, was $382,000 at September 30, 2009 as compared to $337,000 at December 31, 2008, an increase of $44,000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

General: Net income from continuing operations decreased by $3.2 million to a net loss of $3.8 million for the three months ended September 30, 2009 from a net loss of $610,000 for the same period ended September 30, 2008.  This decrease was attributable to two main factors: an increase in provision for loan losses of $2.1 million to $3.0 million for the three months ended September 30, 2009 as compared to $875,000 for the same period in 2008 and a valuation allowance of $2.0 million on our deferred tax assets. Partially offsetting these negative factors period over period were an increase in net interest income of $176,000, an increase in non-interest income of $92,000 and a reduction in our non-interest expense of $81,000 period over period.  These factors are all discussed in greater detail below.

Interest Income: Interest income was $3.1 million for the three months ended September 30, 2009, compared to $3.5 million for the comparable period in 2008. The decrease in interest income was due primarily to two factors: a decrease in the average balance of our interest-earning assets due to a reduction in the size of our loan portfolio and a decrease in the yield on interest-earning assets due in part to lower market interest rates.   The average balances of AFS investment securities increased $3.9 million. The average balance of mortgage loans decreased $9.9 million period over period and the average balance of non-mortgage loans decreased $4.0 million quarter over quarter, as we continued to experience a decline in loan originations due to economic conditions in our market areas.

Interest Expense: Interest expense was $1.2 million for the three month period ended September 30, 2009, compared to $1.8 million for the same period in 2008.  The decrease in interest expense for the three-month period was due primarily to a $12.1 million decrease in the average balances of certificates of deposits period over period and a 121 basis point decline in average rate on those deposit due mainly to higher-costing certificates which matured and re-priced lower in the lower market interest rate environment. We experienced a $6.2 million decrease in the average balance of FHLB advances for the three months ended September 30, 2009 when compared to the same period in 2008 and the average rate on those advances decreased 45 basis point to 3.95% for the three-month period ended September 30, 2009 as compared to the year-earlier period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2009
	Compared to
	Quarter ended September 30, 2008
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(211)	$(183)	$(394)
Mortgage-backed securities	1	15	17
Investment securities	(15)	13	$(2)
Other investments	(50)	16	$(34)

Total interest-earning assets	(275)	(139)	(414)

Interest-bearing liabilities:			-
Savings Deposits	-	(2)	(2)
Money Market/NOW accounts	73	(93)	(21)
Certificates of Deposit	(154)	(269)	(423)
Deposits	(81)	(364)	(446)
Borrowed funds	(43)	(101)	(144)

Total interest-bearing liabilities	(124)	(465)	(590)

Change in net interest income	$(151)	$326	$176

Net Interest Income: Net interest income increased to $1.9 million for the three month period ended September 30, 2009 compared to $1.7 million for the same period in 2008.  For the three months ended September 30, 2009, average interest-earning assets decreased $15.1 million, or 6.4%, to $222.3 million when compared to the same period in 2008. Average interest-bearing liabilities decreased $11.1 million, or 5.3%, to $197.9 million for the quarter ended September 30, 2009 from $209.0 million for the quarter ended September 30, 2008.  The yield on average interest-earning assets decreased to 5.58% for the three month period ended September 30, 2009 from 5.92% for the same period ended in 2008 due mainly to decreases in the yields on our non-mortgage loans, partially as a result of loans placed on non-accrual status, and due to lower yields on the securities in our investment portfolio due to lower market interest rates. The cost of average interest-bearing liabilities decreased to 2.43% from 3.42% for the three month periods ended September 30, 2009 and September 30, 2008, respectively.  The decrease in asset yields on interest earning assets, offset by a greater decrease in our cost of funds resulted in a increase in our net interest margin of 50 basis points to 3.41% for the three month period ended September 30, 2009 from 2.91% for same period in 2008.

Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.   The provision for loan losses amounted to $3.0 million for the three month period ended September 30, 2009 and $875,000 for the comparable period in 2008.  During the quarter ended September 30, 2009, the Company increased its reserves on certain commercial and mortgage loans based on deterioration of those credits during the quarter. In particular, reserves on two large commercial real-estate relationships accounted in large part for the higher provision in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. In addition, due to our recent charge-off history, the loss factor applied to our portfolio of performing loans has increased causing an increase in the overall loan loss reserve.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At September 30, 2009
Real estate loans:
Construction	$14,327	$-	$4,818
One - to four – family	82,990	782	2,642
Commercial Mortgages	46,024	-	2,131
Home equity lines of credit/ Junior liens	19,778	17	145
Commercial loans	17,391	12	206
Consumer loans	2,833	29	-

Total gross loans	$183,343	$840	$9,942
Less:
Net deferred loan fees	(296)	(33)	(1)
Allowance for loan losses	(4,309)	(5)	(1,751)
Total loans, net	$178,738	$802	$8,190

At December 31, 2008
Real estate loans:
Construction	$19,128	$-	$5,449
One - to four - family	91,339	128	1,877
Commercial Mortgages	47,541	72	4,442
Home equity lines of credit/Junior liens	22,303	-	86
Commercial loans	14,316	-	95
Consumer loans	3,564	17	3

Total gross loans	$198,191	$217	$11,952
Less:
Net deferred loan fees	(274)	(29)	(1)
Allowance for loan losses	(5,647)	(1)	(3,565)
Total loans, net	$192,270	$187	$8,386

Non Interest Income:   Non interest income was $491,000 for the three month period ended September 30, 2009, an increase of $92,000 or 23.1% from the same period in 2008. This was primarily attributable to an increase in mortgage banking activities income of $159,000 period over period. Although mortgage refinances slowed steadily throughout the third quarter of 2009, the levels of activity were still significantly higher than during the third quarter of 2008. We sold the majority of those refinanced mortgage loans into the secondary market. The increase in mortgage banking activities income was partially offset by a decrease of $28,000 in service charges and other fees. Insurance and brokerage commission income decreased period over period as a result of the timing of receipt of the commissions.

Non Interest Expense: Non interest expense was $2.1 million for the three month period ended September 30, 2009, an $81,000 or 3.8%, decrease from the same period in 2008. The decrease was due mainly to a decrease of $108,000 in compensation and employee benefits as we actively sought to contain costs in this area and a decrease of $18,000 in professional services fees. These decreases were partially offset by an increase of $73,000 in our FDIC premiums period over period due to an increase in our general FDIC assessment rate.

Income Taxes:   The Company had a federal income tax expense of $1.1 million for the three-month period ended September 30, 2009 compared to a benefit of $307,000 for the same period in 2008. Federal income tax expense for the three-month period ended September 30, 2009 was impacted by the valuation allowance on our deferred tax assets of $2.0 million. The Company recorded this valuation allowance because it concluded, based on currently available evidence, that it is “more likely than not” that the future tax assets recognized will be not be realized before their expiration.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

General: Net income from continuing operations decreased $2.8 million to a net loss of $3.6 million for the nine months ended September 30, 2009 from net loss of $860,000 for the same period ended September 30, 2008.  The decrease in earnings period over period was primarily attributable to the same two main factors as were discussed for the three-month period comparison: an increase in provision for loan losses of $2.3 million to $3.5 million for the nine months ended September 30, 2009 as compared to $1.2 million for the same period in 2008 and a valuation allowance of $2.0 million on our deferred tax assets.  In addition, non-interest expenses increased $99,000 period over period. Partially offsetting these negative factors were an increase in net interest income of $430,000 and an increase in our non-interest income of $783,000 nine-month period over nine-month period.

Interest Income:   Interest income was $9.6 million for the nine months ended September 30, 2009, compared to $10.6 million for the comparable period in 2008. This decrease of $1.0 million, or 9.6%, in interest income was due in large part to a decrease of $8.0 million in average balances of mortgage loans and a 73 basis point decrease to 5.69% period over period in the yield on our non-mortgage loan portfolio, which carried an average balance of $105.0 million for the nine month period ended September 30, 2008. The yield decrease on non-mortgage loans was in large part due to loans placed on non-accrual status during the nine-month period.

Interest Expense:   Interest expense was $4.0 million for the nine month period ended September 30, 2009 compared to $5.5 million for the same period in 2008. The decrease in interest expense was due primarily to decreases in the average balance of and interest rates on our Federal Home Loan Bank (“FHLB”) advances period over period. We experienced a $7.1 million decrease in the average balance of FHLB advances for the nine months ended September 30, 2009 when compared to the same period in 2008 and the average rate on those advances decreased 47 basis points to 4.03% for the nine-month period ended September 30, 2009 as compared to the year-earlier period. In addition, our cost of funds relating to our certificates of deposit decreased 101 basis points to 3.22% nine-month period over nine-month period, due mainly to higher-costing certificates which matured and re-priced lower.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.
	Year to Date September 30, 2009
	Compared to
	Year to Date September 30, 2008
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(363)	$(642)	$(1,005)
Mortgage-backed securities	147	18	165
Investment securities	17	(61)	$(44)
Other investments	(65)	(72)	$(137)

Total interest-earning assets	(264)	(757)	(1,020)

Interest-bearing liabilities:			-
Savings Deposits	-	(4)	(4)
Money Market/NOW accounts	45	(27)	18
Certificates of Deposit	(237)	(748)	(985)
Deposits	(192)	(779)	(971)
Borrowed funds	(175)	(304)	(479)

Total interest-bearing liabilities	(368)	(1,082)	(1,450)

Change in net interest income	$104	$326	$430

Net Interest Income: Net interest income increased by $430,000 for the nine month period ended September 30, 2009 compared to the same period in 2008.  For the nine months ended September 30, 2009, average interest-earning assets decreased $6.5 million, or 2.8%, when compared to the same period in 2008. Average interest-bearing liabilities decreased $4.9 million, or 2.4% for the same period.  The yield on average interest-earning assets decreased to 5.63% for the nine month period ended September 30, 2009 from 6.03% for the same period ended in 2008. The cost of average interest-bearing liabilities decreased to 2.70% from 3.53% for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.  The net result of  the 41 basis point decrease in asset yields and 87 basis point decrease in the cost of funds was a net interest rate margin increase of 34 basis points to 3.28% for the nine month period ended September 30, 2009, from 2.94% for the same period in 2008.

Delinquent Loans and Nonperforming Assets: The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank did not have any material restructured loans within the context of  SFAS 15.

Non-accrual loans decreased by $2.0 million from December 31, 2008 to September 30, 2009. The majority of this decrease was one large commercial loan relationship totaling approximately $4.3 million which was repossessed, charged-off and recorded as commercial real estate owned at net realizable value during the nine months ended September 30, 2009. That same commercial relationship accounts for the majority of the $2.1 million increase from December 31, 2008 to September 30, 2009 in commercial real-estate owned. In addition, we also recorded partial charge-offs totaling $4.5 million on several commercial relationships and placed three large commercial relationships in non-accrual status during the nine months ended September 30, 2009.

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Total non-accrual loans	$9,942	$11,952

Accrual loans delinquent 90 days or more:
One- to four-family residential	782	128
Other real estate loans	-	72
Consumer/Commercial	58	17
Total accrual loans delinquent 90 days or more	$840	$217

Total nonperforming loans (1)	10,782	12,169
Total real estate owned-residential mortgages (2)	512	686
Total real estate owned-Commercial (2)	3,022	882
Total real estate owned-Consumer & other repossessed assets (2)	2	70
Total nonperforming assets	$14,317	$13,807

Total nonperforming loans to loans receivable	5.88%	6.14%
Total nonperforming assets to total assets	5.98%	5.57%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)
Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

We have taken a variety of steps over the past two years to address the credit issues identified above (elevated levels of non-performing loans and other real estate and repossessed assets), including the following:
•	An enhanced quarterly watch credit review process to proactively manage higher risk loans;
•	The addition of a Chief Credit Officer to oversee loan underwriting and collection processes;
•	The creation of a Senior Loan Committee to review all commercial loans above individual lender authority;
•	Annual third-party commercial loan review function which provides overall portfolio and individual loan feedback;
•	Quarterly review of Criticized Asset Reports for each credit over $50,000;
•	Developed quarterly targets for reducing levels of non-performing assets including an action plan for each non-performing asset; and
•	Expanded our Collection Department to enhance our call program for delinquent loans.

Provision for Loan Losses:   The provision for loan losses amounted to $3.5 million for the nine-month period ended September 30, 2009 and $1.2 million for the comparable period in 2008.  The ratio of nonperforming loans to total loans was 5.88% at September 30, 2009 and 6.14% at December 31, 2008.  As a percent of total assets, nonperforming loans increased to 5.98% at September 30, 2009 from 5.57% at December 31, 2008.  Total nonperforming assets increased by $510,000 from December 31, 2008 to September 30, 2009.

Non-Interest Income: Non-interest income was $2.1 million for the nine month period ended September 30, 2009, an increase of $783,000 or 61.6%, from the same period in 2008. The primary reason for the increase was an increase of $851,000 in mortgage banking activities for the 2009 period. As a result of lower mortgage interest rates in 2009 as compared to 2008, the levels of activity for mortgage loan refinances was significantly higher in 2009. We sold the majority of those refinanced mortgage loans into the secondary market.

Non-Interest Expense: Non-interest expense was $6.6 million for the nine-month period ended September 30, 2009 as compared to $6.5 million for the nine month period ended September 30, 2008.  The main reason for the increase period over period was an increase of $292,000 in Federal Deposit Insurance Corporation (FDIC) premiums. The FDIC premium increase was due to a one time special assessment paid to the fund in 2009 and also to an increase in our general assessment rate in 2009 as compared to 2008. Offsetting the FDIC premium increases were reductions of $240,000 in compensation and employee benefits expenses as made pro-active moves to reduce costs in this area, $54,000 in our occupancy expenses, and $31,000 in our amortization of intangible assets expense.

Income Taxes:   The Company had a federal income tax expense related to continuing operations of $1.2 million for the nine-month period ended September 30, 2009 compared to a tax benefit of $433,000 for the same period in 2008. Federal income tax expense for the nine-month period ended September 30, 2009 was impacted by the valuation allowance on our deferred tax assets of $2.0 million. The Company recorded this valuation allowance because it concluded, based on currently available evidence, that it is “more likely than not” that the future tax assets recognized will be not be realized before their expiration.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations.  This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of September 30, 2009 was $28.8 million, or 21.0%, compared to $32.1 million, or 26.8%, at December 31, 2008.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.  As of September 30, 2009, the Bank had unused borrowing capacity totaling $12.8 million at the FHLB based on the pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans.  During the nine month period ended September 30, 2009 the Company originated $50.2 million in residential mortgage loans, of which $7.7 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $24.3 million in originations during the first nine months of 2008 of which $15.4 million were retained in portfolio.  The Company also originated $14.8 million of commercial loans and $3.2 million of consumer loans in the first nine months of 2009 compared to $22.6 million of commercial loans and $4.7 million of consumer loans for the same period in 2008.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.3% and 47.7%, commercial loans 42.3% and 39.1% and consumer loans 12.3% and 13.2% at September 30, 2009 and December 31, 2008, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes.  At September 30, 2009 deposits funded 64.9% of the Company’s total assets compared to 66.9% at December 31, 2008.  Certificates of deposit scheduled to mature in less than one year at September 30, 2009 totaled $66.6 million.  Management believes that a significant portion of such deposits will remain with the Bank.  The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At September 30, 2009 the Company had $46.8 million in FHLB advances. FHLB borrowings as a percentage of total assets were 19.4% at September 30, 2009 as compared to 16.2% at December 31, 2008.  The Company has sufficient available collateral to obtain additional advances of $12.8 million as of September 30, 2009.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2009 was $26.0 million, or 10.8% of total assets, compared to $29.4 million, or 11.9% of total assets, at December 31, 2008 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets requirements in accordance with OTS regulations.  The Bank exceeded all regulatory capital requirements at September 30, 2009.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2009:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,996	9.71%	$9,472	4.00%	$11,840	5.00%
Total risk-based capital ( to risk-weighted assets)	$25,142	14.69%	$13,692	8.00%	$17,115	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,996	13.44%	$6,846	4.00%	$10,269	6.00%
Tangible Capital ( to tangible assets)	$22,996	9.71%	$3,552	1.50%	$4,736	2.00%

ITEM 3.  QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T  -  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

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
Quarter Ended September30, 2009

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:
There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A -	Risk Factors:
Not applicable to smaller reporting companies

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3 -	Defaults upon Senior Securities:
Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders: NONE

Item 5 -	Other Information:
(a)	Not applicable
(b)	There was no material change to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by the Form 10-Q.

Item 6 -	Exhibits:

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
Quarter Ended September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 16, 2009

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 16, 2009