Form 10-K
period 2009-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2010-03-31
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
YES ☒.   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐.   NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or nay amendments to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   YES ☐.   NO ☒.

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐.   NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2009 ($2.20 per share) was $5.5 million.

As of March 31, 2010, there were issued and outstanding 2,884,249 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the Year Ended December 31, 2009 (Part II).

TABLE OF CONTENTS

PART I

ITEM 1.            BUSINESS

Private Securities Litigation Reform Act Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” ”expect,” “will,” “may,” and words of similar meaning.   These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commissions and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	regulatory changes or actions; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan.  At December 31, 2009, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $233.5 million, deposits of $158.1 million and stockholders’ equity  of $23.1 million.  As of December 31, 2009, First Federal of Northern Michigan Bancorp, Inc. had 2,884,249 shares of common stock issued and outstanding.  First Federal of Northern Michigan Bancorp, Inc.’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (989) 356-9041.

The Company also maintains a website at www.first-federal.com that includes important information on our Company, including a list of our products and services, branch location and current financial information. In addition, we make available, without charge, through our website, a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports in Form 10-Q, current reports in Form 8-K, and amendments to these filings, if any. Information on our website should not be considered a part of this Annual Report.

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

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan.  The population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 5.7% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was approximately 182,000 in 2008, and has remained relatively stable from 2000 to 2008, but decreased by approximately 1,400, or less than 1%, from 2007 to 2008.  The latest available per capita income for our market area was $28,551, which was 22.2% less than the national level, and 15.5% less than the state of Michigan as a whole, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas.  Per capita income levels are not expected to increase in our market area in the near future.  The unemployment rate in our primary market area was 15.2% at December 31, 2009, compared to 10.0 nationally and 14.5% for the state of Michigan.

Alpena is the largest city located in the northeastern lower peninsula of Michigan.  This area has long been associated with agricultural, wood and concrete industries.  Tourism has also been a major industry in our primary market area.  All of these industries tend to be seasonal and are strongly affected by state and national economic conditions.

Major employers in our primary market area include various public schools and governmental agencies, Alpena Regional Medical Center, Besser Company (a manufacturer of concrete products equipment), Lafarge Corporation (a limestone mining and cement producer), Panel Processing (a peg board manufacturer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties and golf courses), Otsego Memorial Hospital, Cheboygan Memorial Hospital, Decorative Panels International (a hardboard manufacturer), OMNI   Metalcraft Corp. (a diversified manufacturer), and various other small companies.

As of December 31, 2009, First Federal of Northern Michigan was the only thrift institution headquartered in our market area.  We encounter strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area.  Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets.  We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products.  In recent years, additional strong competition for deposits has come from securities brokers.  We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising.  Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General.  The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate.  In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more.  We retain the servicing on a majority of the mortgage loans that we sell.  To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans.  At December 31, 2009, we had total loans of $175.2 million, of which $81.2 million, or 46.3% were one- to four-family residential real estate mortgage loans, $430,000, or 0.2% of total loans, were residential construction loans, $55.8 million, or 31.9% were commercial real estate loans, and $9.9 million, or 5.6%, were commercial loans.  Other loans consisted primarily of home equity loans, which totaled  $18.7 million, or 10.7% of total loans, commercial construction loans which totaled $6.6 million or 3.8% of total loans, and other consumer loans which totaled $2.6 million, or 1.5% of total loans.

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

We make one- to four-family real estate loans with typical loan-to-value ratios of up to 90%.  However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the total loan amount to be covered by private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2009 approximately $1.1 million of these products remain in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending.  We also originate commercial real estate loans. At December 31, 2009, we had a total of 209 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties.  Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2009 we did have $8.4 million in commercial real estate loans located in states other than Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months.  At December 31, 2009, our commercial real estate loans, excluding commercial construction, totaled $55.7 million, or 31.9% of our total loans, and had an average principal balance of approximately $309,000.  The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature.  An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans.  We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2009, our largest commercial real estate relationship consisted of two loans having a total principal balance of $2.6 million, which were performing according to their terms as of December 31, 2009. This loan relationship is secured by three pieces of commercial real-estate. Our largest single commercial real estate loan was a commercial construction loan of $2.1 million, of which $1.0 million has been charged off.  This loan is secured by a residential real-estate condominium complex which was still under construction at December 31, 2009.  At December 31, 2009, this loan was in non-accrual status due to insufficient cash flows to meet future payment obligations.

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

Consumer and Other Loans.  We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property.  As of December 31, 2009, consumer and other loans totaled $21.3 million, or 12.2% of our total loan portfolio.  At such date, $498,000, or 0.3% of our consumer loans, were unsecured.  As of December 31, 2009, home equity loans totaled $18.7 million, or 10.7% of our total loan portfolio, and automobile loans totaled $1.5 million, or 0.9% of our total loan portfolio.  We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2009, we had $9.9 million in commercial loans which amounted to 5.6% of total loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  Commercial lending products include term loans and revolving lines of credit.  The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $4.5 million at December 31, 2009.  Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture.  Commercial loans are made with either adjustable or fixed rates of interest.  Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin.  Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We seek to minimize these risks through our underwriting standards.  At December 31, 2009, our largest commercial loan was a $2.4 million commercial participation loan collateralized by manufacturing equipment and a related plant facility.  At December 31, 2009, the outstanding balance was $2.4 million and the  loan was performing according to its repayment terms.

Construction Loans.  We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences.  We also originate loans for the construction of commercial buildings and, to an extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $7.0 million, or 4.0% of our total loan portfolio, at December 31, 2009.

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

Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  We have attempted to minimize these risks by, among other things, limiting our residential construction lending primarily to residential properties in our market area and generally requiring personal guarantees from the principals of corporate borrowers.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$77,851	44.4%	$87,179	44.0%	$91,433	44.5%	$93,520	44.1%	$91,979	45.3%
Purchased Mortgage In-State	3,342	1.9%	3,802	1.9%	4,531	2.2%	4,635	2.2%	6,702	3.3%
Purchased Mortgage Out-of-State	-	0.0%	358	0.2%	1,302	0.6%	1,335	0.6%	1,361	0.7%
1-4 Familly Construction	427	0.2%	1,025	0.5%	2,108	1.0%	3,120	1.5%	5,989	3.0%
Home Equity/Junior Liens	18,732	10.7%	22,303	11.3%	24,095	11.7%	24,868	11.7%	21,238	10.5%
Nonresidential Mortgages:
Nonresidential	43,446	24.9%	42,526	21.5%	44,634	21.7%	44,212	20.9%	40,270	19.7%
Purchased Nonresidential In-State	3,894	2.2%	257	0.1%	-	0.0%	942	0.4%	1,000	0.5%
Purchased Nonresidential Out-of-State	8,428	4.8%	3,141	1.6%	1,295	0.6%	120	0.1%	-	0.0%
Nonresidential Construction	2,816	1.6%	6,635	3.3%	6,184	3.0%	6,286	3.0%	4,041	2.0%
Purchased Construction In-State	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	3,792	2.2%	9,781	4.9%	4,920	2.4%	-	0.0%	-	0.0%
Non real estate loans:
Commercial Loans	7,035	4.0%	15,816	8.0%	19,181	9.3%	24,606	11.6%	23,926	11.8%
Purchased Commerical Loans In-State	2,838	1.6%	1,804	0.9%	1,387	0.7%	3,603	1.7%	1,732	0.9%
Purchased Commerical Loans Out-of-State	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Consumer and other loans	2,553	1.5%	3,564	1.8%	4,555	2.3%	4,688	2.2%	4,669	2.3%

Total Loans	$175,154	100.00%	$198,191	100.00%	$205,625	100.00%	$211,935	100.00%	$202,907	100.00%

Other items:
Unadvanced construction loans	-		-		-		-		-
Deferred loan origination costs	12		13		13		20		28
Deferred loan origination fees	(287)		(287)		(292)		(358)		(336)
Allowance for loan losses	(3,660)		(5,647)		(4,013)		(2,079)		(1,416)

Total loans, net	$171,219		$192,270		$201,333		$209,518		$201,183

Loan Portfolio Maturities and Yield.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

	1-4 Family Mortgage		Purchased Mortgage In-State		Purchased Mortgage Out-of State		1-4 Family Construction
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Due During the Years
Ending December 31,
2010	$1,274	6.01%	$-	0.00%	$-	0.00%	$427	6.04%
2011	389	7.78%	-	0.00%	-	0.00%	-	0.00%
2012	444	7.38%	-	0.00%	-	0.00%	-	0.00%
2013 to 2014	2,446	6.34%	-	0.00%	-	0.00%	-	0.00%
2015 to 2019	9,411	5.92%	-	0.00%	-	0.00%	-	0.00%
2020 to 2024	9,933	6.61%	-	0.00%	-	0.00%	-	0.00%
2024 and beyond	53,954	6.50%	3,342	4.02%	-	0.00%	-	0.00%

Total	$77,851	6.18%	$3,342	4.02%	$-	0.00%	$427	6.04%

	Home Equity/Junior Liens		Nonresidential		Purchased Nonresidential In-State		Purchased Nonresidential Out-of-State
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2010	$145	6.97%	$15,835	5.38%	$-	0.00%	$4,140	5.33%
2011	1,716	5.21%	10,127	6.83%	-	0.00%	-	0.00%
2012	1,026	5.70%	8,523	6.93%	-	0.00%	-	0.00%
2013 to 2014	1,425	6.67%	6,798	6.61%	3,792	5.50%	2,382	7.25%
2015 to 2019	5,464	6.16%	1,289	6.61%	102	7.58%	-	0.00%
2020 to 2024	7,485	5.75%	-	5.75%	-	0.00%	-	0.00%
2024 and beyond	1,471	3.82%	874	7.94%	-	0.00%	1,906	5.23%

Total	$18,732	5.81%	$43,446	6.10%	$3,894	6.35%	$8,428	5.85%

	Nonresidential Construction		Purchased Construction In-State		Purchased Construction Out-of-State		Commercial Loans
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2010	$1,433	4.97%	$-	0.00%	$-	0.00%	$1,712	7.94%
2011	1,383	3.90%	-	0.00%	1,823	8.35%	1,207	5.42%
2012	-	0.00%	-	0.00%	-	0.00%	765	6.71%
2013 to 2014	-	0.00%	-	0.00%	1,969	8.18%	506	8.03%
2015 to 2019	-	0.00%	-	0.00%	-	0.00%	2,845	5.42%
2020 to 2024	-	0.00%	-	0.00%	-	0.00%	-	0.00%
2024 and beyond	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total	$2,816	4.44%	$-	0.00%	$3,792	8.26%	$7,035	6.25%

	Purchased Commercial Loans In-State		Purchased Commercial Loans Out-of State		Consumer & Other Loans		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2010	$2,371	3.73%	$-	0.00%	$432	7.88%	$27,769	5.89%
2011	-	0.00%	-	0.00%	250	8.45%	16,895	6.34%
2012	-	0.00%	-	0.00%	287	8.75%	11,045	6.87%
2013 to 2014	467	6.34%	-	0.00%	323	7.24%	20,108	6.61%
2015 to 2019	-	0.00%	-	0.00%	1,019	9.12%	20,130	6.28%
2020 to 2024	-	0.00%	-	0.00%	242	8.32%	17,660	6.05%
2024 and beyond	-	0.00%	-	0.00%	-	0.00%	61,547	6.04%

Total	$2,838	4.16%	$-	5.98%	$2,553	8.64%	$175,154	6.37%

Fixed- and Adjustable-Rate Loans.  The following table sets forth the scheduled repayments of   fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
		(In thousands)

Residential Mortgages:
1-4 Family Mortgages	$38,286	$38,291	$76,577
Purchased Mortgage In-State	-	3,342	3,342
Purchased Mortgage Out-of-State	-	-	-
1-4 Family Construction	-	-	-
Home Equity/Junior Liens	9,833	8,754	18,587
Nonresidential Mortgages:
Nonresidential	22,205	5,406	27,611
Purchased Nonresidential In-State	3,894	-	3,894
Purchased Nonresidential Out-of-State	3,332	956	4,288
Nonresidential Construction	-	1,383	1,383
Purchased Construction In-State	-	-	-
Purchased Construction Out--State	2,552	1,240	3,792
Non real estate loans:
Commercial Loans	3,390	1,933	5,323
Purchased Commerical Loans In-State	467	-	467
Purchased Commerical Loans Out-of-State	-	-	-
Consumer and other loans	1,702	419	2,121

Total Loans	$85,661	$61,724	$147,385

Loan Originations, Purchases, Sales and Servicing.  While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, internet lenders, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors, walk-in customers and our own commercial sales force.  Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan.  Our residential mortgage lending limits vary by residential mortgage officer but range from $150,000 to $250,000. While certain Senior Bank Officers have residential lending limits up to $400,000, the Officer Loan Committee generally approves residential loans from $250,000 to $400,000 while requests from $400,000 to $500,000 will receive approval from Senior Loan Committee. Residential loan requests over $500,000 must be approved by the Board of Directors. Secured consumer lending limits by officer range from $25,000 to $150,000. For secured commercial loans, the limits range from $250,000 to $400,000.

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage.  Commitments are typically issued for 15-day periods.  The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan.  A title insurance policy is required on all real estate loans.  At December 31, 2009, we had outstanding loan commitments of $26.0 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period.  One- to four-family residential mortgage loans are generally underwritten to investor guidelines, and closed on standard investor documents.  We currently sell loans to Freddie Mac. If such loans are sold, the sales are conducted using standard investor purchase contracts and master commitments as applicable. The majority of one- to four-family mortgage loans that we have sold to investors have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we generally receive fees in connection with loan originations.  Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan.  Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan.  At December 31, 2009, we had $275,000 of net deferred loan origination fees.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts.  We recognized fees and service charges of $869,000, $942,000 and $911,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (FASB ASC 860, “Transfers and Servicing ”).  The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income.  The unamortized amount is fully charged to income when loans are prepaid.  Originated mortgage servicing rights with an amortized cost of $730,000 were included in other assets at December 31, 2009.

Origination, Purchase and Sale of Loans.  The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.  In 2009, we purchased $4.9 million in commercial real estate loan participations, all of which were located in the State of Michigan.

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Loans receivable at beginning of period	$198,191	$205,625	$211,935

Originations:
Real estate:
Residential 1-4 family	58,909	30,187	31,496
Commercial and Multi-family	17,254	24,191	21,644
Consumer	3,894	6,543	9,035
Total originations	80,057	60,921	62,175

Loan purchases:
Residential 1-4 family	-	-	-
Commercial	4,914	5,177	11,125
Total loan purchases	4,914	5,177	11,125

Loan sales	(49,545)	(11,641)	(16,287)
Transfer of loans to foreclosed assets	(6,382)	(2,916)	(1,807)
Repayments	(52,081)	(58,975)	(61,516)

Total loans receivable at end of period	$175,154	$198,191	$205,625

Delinquent Loans, Other Real Estate Owned and Classified Assets

Collection Procedures.  Our general collection procedures provide that when a commercial loan becomes 10 days past due and when a mortgage or consumer loan become 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days.  If a loan becomes 60 days past due, the loan becomes subject to possible legal action.  We will generally send a “due and payable” letter upon a loan becoming 60 days delinquent.  This letter grants the mortgagor 30 days to bring the account paid to date prior to the start of any legal action.  If not paid, foreclosure proceedings are initiated after this 30-day period.  To the extent required by regulations of the Department of Housing and Urban Development (“HUD”), generally within 30 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services.  General collection procedures may vary with particular circumstances on a loan by loan basis.  Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.

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

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value.  This write down is recorded against the allowance for loan losses.  Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations.  At December 31, 2009, we held $3.6 million in properties that were classified REO and $11,000 in assets classified as ORA.

Delinquent Loans.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	( Dollars In Thousands)
At December 31, 2009
Residential Mortgages	19	$1,456	1	$89	20	$1,545
Commercial Mortgages	7	1,125	3	2,696	10	3,821
Construction	-	-	-	-	-	-
Commercial	3	402	-	-	3	402
Consumer	13	192	9	54	22	246
Total	42	$3,175	13	$2,839	55	6,014

At December 31, 2008
Residential Mortgages	26	$2,513	2	$128	28	$2,641
Commercial Mortgages	5	736	-	-	5	736
Commercial	-	-	1	72	1	72
Consumer	26	155	8	17	34	172
Total	57	$3,404	11	$217	68	3,621

At December 31, 2007
Residential Mortgages	24	$1,315	6	$532	30	$1,847
Commercial Mortgages	1	797	-	-	1	797
Construction	-	-	-	-	-	-
Commercial	-	-	1	100	1	100
Consumer	19	181	10	45	29	226
Total	44	$2,293	17	$677	61	2,969

At December 31, 2006
Residential Mortgages	22	$1,218	9	$645	31	$1,863
Commercial Mortgages	1	636	2	221	3	857
Construction	1	74	-	-	1	74
Commercial	6	317	10	540	16	857
Consumer	17	105	9	84	26	189
Total	47	$2,350	30	$1,490	77	3,839

At December 31, 2005
Residential Mortgages	24	$1,375	19	$1,684	43	$3,059
Commercial Mortgages	-	-	4	670	4	670
Construction	1	341	-	-	1	341
Commercial	8	506	2	115	10	621
Consumer	23	197	13	185	36	382
Total	56	$2,419	38	$2,654	94	5,073

Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$2,944	$1,876	$697	$670	$308
Commercial Mortgage	2,204	4,002	3,825	1,395	1,006
Construction	1,433	3,469	3,475	-	-
Purchased Out-of-State	2,113	1,980	-	-	-
Commercial	96	535	433	364	-
Consumer and other	157	90	29	61	39

Total non-accrual loans	$8,947	$11,952	$8,459	$2,490	$1,353

Accrual loans delinquent 90 days or more:
Residential Mortgage	89	128	532	645	1,684
Commercial Mortgage	2,696	72	-	221	670
Construction	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Commercial	-	-	100	540	115
Consumer and other	54	17	45	84	185
Total accrual loans delinquent 90 days or more	$2,839	$217	$677	$1,490	$2,654

Total nonperforming loans (1)	$11,786	$12,169	$9,136	$3,980	$4,007

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	584	686	872	437	427
Commercial Mortgage	2,985	882	406	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	11	70	2	38	8

Total real estate owned and other repossesed assets (2)	$3,580	$1,638	$1,280	$475	$435
Total nonperforming assets	$15,366	$13,807	$10,416	$4,455	$4,442

Total nonperforming loans to total loans receivable	6.73%	6.14%	4.54%	1.90%	1.97%
Total nonperforming assets to total assets	6.58%	5.57%	4.15%	1.59%	1.57%

(1)	All of our loans delinquent 90 days or more are classified as nonperforming.
(2)
Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure.
Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Interest income that would have been recorded for the year ended December 31, 2009, had non-accruing loans been current according to their original terms amounted to $527,000.  Interest of $270,000 was recognized on these loans and is included in net income for the year ended December 31, 2009.

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management.  The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.  When we classify problem assets as loss, we charge-off such amount.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets at December 31, 2009, classified assets consisted of substandard assets of $18.1 million. There were no assets classified as doubtful or loss at December 31, 2009.

We classify our assets pursuant to criteria similar to the classification structure provided in the OTS regulations.  The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(In Thousands)

Substandard assets	$18,141	$19,409	$14,362
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$18,141	$19,409	$14,362

Our investment in land and real estate at December 31, 2009 was classified as substandard by the Office of Thrift Supervision due to slower than expected sales of building lots and condominium units.  This project (Wyndham Garden Estates) is an upscale condominium community comprised of 25 single-family building lots and 18 planned condominium units located in Alpena, Michigan.  At December 31, 2009, all but five of the residential lots had been developed and sold and all condominium units were sold.  Although sales of the remaining lots have been slow, management believes this is  still a viable project in a desirable location.  At December 31, 2009, our investment in these properties was approximately $73,000, which is net of an allowance of $128,000 to record the investment at the lower of cost or fair value, less cost to sell. For reporting purposes, this investment is considered “impaired” under the definition of FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Analysis of the Allowance for Loan Losses.  The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$5,647	$4,013	$2,079	$1,416	$1,214

Charge-offs:
Real Estate:
Residential Mortgages	362	342	225	44	21
Nonresidential Real Estate:
Commercial Mortgages	4,903	2,023	59	-	-
Purchased Out-of-State	2,482	-	-	-	-
Non Real Estate Loans:
Commercial	246	331	4	1	57
Consumer and other	254	141	190	163	171
Total charge offs	8,247	2,837	478	208	249

Recoveries:
Real Estate:
Residential Mortgages	-	-	1	-	-
Non Real Estate Loans:
Consumer and other	64	50	34	20	83
Total recoveries	64	50	35	20	83

Net (charge offs) recoveries	8,183	2,787	443	188	166
Provision for loan losses	6,196	4,421	2,377	851	368

Balance at end of year	$3,660	$5,647	$4,013	$2,079	$1,416

Ratios:
Net Charge-offs to average loans outstanding (annualized)	4.58%	1.40%	0.21%	0.08%	0.08%

Allowance for loan loss to non-performing loans at end of period	31.05%	46.41%	43.93%	52.24%	35.34%

Allowance for loan losses to total loans at end of period	2.09%	2.85%	1.95%	0.98%	0.70%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

			At December 31
	2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential Mortgages:
1 - 4 family residental	$634	44.4%	$967	44.0%	$787	44.5%
Purchased Mortgages In-State	12	1.9%	11	1.9%	5	2.2%
Purchased Mortgages Out-of-State	-	0.0%	1	0.2%	1	0.6%
1 - 4 family construction	3	0.2%	5	0.5%	14	1.0%
Home Equity & Junior Liens	214	10.7%	231	11.3%	171	11.7%
Nonresidential Mortgages:
Nonresidential	1,055	24.9%	1,768	21.5%	1,374	21.7%
Purchased Nonresidential In-State	140	2.2%	3	0.1%	-	0.0%
Purchased Nonresidential Out-of-State	175	4.8%	14	1.6%	5	0.6%
Construction	647	1.6%	7	3.3%	18	3.0%
Purchased Construction In-State	-	0.0%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	350	2.2%	740	4.9%	22	2.4%
Non Real Estate Loans:
Commercial	316	4.0%	1,795	8.0%	1,529	9.3%
Purchased Commercial In-State	73	1.6%	18	0.9%	9	0.7%
Purchased Commercial Out-of-State	-	0.0%	32	0.0%	14	0.0%
Consumer	41	1.5%	55	1.8%	64	2.3%
Total	$3,660	100.0%	$5,647	100.0%	$4,013	100.0%

			At December 31
	2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Residential Mortgages:
One to four family residental	$182	44.1%	$169	45.3%
Purchased Mortgages In-State	3	2.2%	4	3.3%
Purchased Mortgages Out-of-State	1	0.6%	1	0.7%
1 - 4 family construction	6	1.5%	11	3.0%
Home Equity & Junior Liens	433	11.7%	386	10.5%
Nonresidential Mortgages:
Nonresidential	761	20.9%	431	19.7%
Purchased Nonresidential In-State	16	0.4%	11	0.5%
Purchased Nonresidential Out-of-State	2	0.1%	-	0.0%
Construction	108	3.0%	43	2.0%
Purchased Construction In-State	-	0.0%	-	0.0%
Purchased Construction Out-of-State	-	0.0%	-	0.0%
Non Real Estate Loans:
Commercial	423	11.6%	256	11.8%
Purchased Commercial In-State	62	1.7%	18	0.9%
Purchased Commercial Out-of-State	-	0.0%	-	0.0%
Consumer	82	2.2%	86	2.3%
Total	$2,079	100.0%	$1,416	100.0%

Mortgage Banking Activities

Our mortgage banking activities involve the origination and subsequent sale into the secondary mortgage market of one- to four-family residential mortgage loans. When loans are sold into the secondary market, we generally retain the rights to service those loans thereby maintaining our customer relationships. We intend to use these customer relationships to cross-sell additional products and services. Loans that we sell are originated using the same personnel and the same underwriting policies as loans that we maintain in our portfolio. The decision whether to sell a loan is dependent upon the type of loan product and the term of the loan. In recent years, we have sold most of our fixed-rate one- to four-family residential loans with maturities of 15 years or greater, and have retained servicing on most of these loans. For a brief period we sold some mortgage loans servicing-released to be able to offer additional products to our customers, however, we currently do not sell loans servicing-released.

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2009, we were servicing loans sold to third parties totaling $140.6 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $730,000.  Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

Insurance Brokerage Activities

In March 2003, we acquired InsuranCenter of Alpena (“ICA”), a licensed insurance agency, to increase and diversify our sources of non-interest income. In April 2008, ICA sold to a non-related third party the rights to service certain health insurance contracts and collect commissions on the contracts written through the local Chambers of Commerce. This sale resulted in a nominal gain to us, but reduced health insurance revenues. The sale also reduced non-interest expenses and amortization of intangibles.

On February 27, 2009, we sold the majority of the assets of  ICA. We retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the third party. The financial position and results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations.” We continue to collect the residual revenue stream associated with this sale through FFNM Agency, the successor company to ICA.

See “-Subsidiary Activity” for a further discussion of ICA and FFNM Agency.

Real Estate Development Activities

On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation.  See "—Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2009, we had sold 37 of the 43 lots comprising this property and two of the smaller lots had been combined into one lot, so that at December 31, 2009 five lots remained unsold.  Our investment in land and real estate is “held for sale” and separately stated in the statement of financial condition, net of any allowance for impairment. Management is actively marketing the property by using local real estate agents to facilitate the sale of these properties.  For reporting purposes, this investment is considered “impaired” under the definition in FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets.  Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell, which may include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

Annually, management uses recent sales of comparable property to determine estimated future cash flows.  The estimated future cash flows are used as the “fair value.”  The fair value, less cost to sell, is compared to the net carrying amount.  If the fair value, less cost to sell, exceeds the recorded amount, a loss is recognized.  Losses recognized for the initial and subsequent write-down to fair value, less cost to sell, are recognized in the “gain (loss) on the sale of real estate” line in the statement of income. A gain is recognized for any subsequent increase in fair value, less cost to sell, but not in excess of the cumulative loss previously recognized.  A gain or loss not previously recognized that results from the sale of the property are recognized at the date of sale.

At December 31, 2009, our investment in these properties was approximately $73,000, which was net of an allowance of $128,000.

Investment Activities

Our investment securities portfolio comprises U.S. Government, state agency and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, and other investments.  At December 31, 2009, we had no investments in unrated securities.  At December 31, 2009, $22.0 million, or 59.6% of our investment portfolio was scheduled to mature in less than five years, and $15.0 million, or 40.4%, was scheduled to mature in over five years.  At December 31, 2009, $4.2 million, or 11.4% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2009, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $16.3 million.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity.  Our mortgage-backed securities portfolio consists of pass-through certificates.  At December 31, 2009, mortgage-backed securities totaled $16.4 million, or 43.6% of total investments.  At December 31, 2009, 24.0% of our mortgage-backed securities were secured by balloon loans.  All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae.  Our policy is to hold mortgage-backed securities as available for sale.

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

FASB ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value.  As of December 31, 2009, all of our investment securities were designated as available for sale except for $3.9 million in municipal bond investments designated as held to maturity.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities:
U.S. Government and agency obligations	$8,220	$8,257	$5,680	$5,768	$18,477	$18,514
State agency and municipal obligations	11,798	12,137	7,942	7,924	3,600	3,623

Corporate bonds and other obligations	1,000	1,002	1,500	1,504	-	-

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	8,579	8,887	9,468	9,733	-	-
Freddie Mac	4,823	4,922	4,419	4,516	1,076	1,054
Ginnie Mae	2,577	2,588	164	167	197	197

Total debt securities	36,997	37,793	29,173	29,612	23,350	23,388

Marketable equity securities
Common stock	3	4	3	2	3	87

Total equity securities	3	4	3	2	3	87

Total investment securities	$37,000	$37,797	$29,176	$29,614	$23,353	$23,476

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2009
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency securities	$-	0.00%	$8,220	2.61%	$-	0.00%	$-	0.00%	$8,220	$8,257	2.61%
State agency and municipal obligations	1,587	2.88%	6,885	4.12%	1,536	3.94%	1,789	4.73%	11,797	12,137	4.02%

Corporate bonds and other obligations	-	0.00%	1,000	5.72%	-	0.00%	-	0.00%	1,000	1,002	5.72%

Mortgage-backed securities
Fannie Mae	2,157	4.00%	-	0.00%	2,684	4.20%	3,738	5.29%	8,579	8,887	4.63%
Freddie Mac	468	3.50%	1,726	4.36%	13	2.63%	2,616	4.63%	4,823	4,922	4.42%
Ginnie Mae	-	0.00%	-	0.00%	138	4.40%	2,440	3.58%	2,578	2,588	3.62%

Total debt securities	4,212		17,831		4,371		10,583		36,997	37,793

Marketable equity securities:
Common Stock	-	0.00%	-	0.00%	-	0.00%	3	0.00%	3	4	0.00%
								0.00%			0.00%
Total investment securities	$4,212		$17,831		$4,371		$10,586		$37,000	$37,797

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

Deposits.   We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The rate of interest which we must pay is not established by regulatory authority.  The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area.  At December 31, 2009 we had no brokered deposits.  We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates.  Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate

Non-interest-bearing	$11,074	7.00%	NA	$10,410	6.28%	NA	$10,186	6.45%	NA
NOW accounts	16,298	10.31%	0.39%	14,652	8.84%	0.33%	15,135	9.59%	0.32%
Passbook	15,722	9.95%	0.05%	14,857	8.96%	0.15%	15,964	10.11%	0.30%
Money market accounts	20,794	13.15%	1.21%	19,394	11.70%	2.66%	11,116	7.04%	2.61%

Time deposits that mature:
Less than 12 months	60,552	38.30%	2.47%	68,753	41.47%	3.72%	77,275	48.96%	4.37%
Within 12-36 months	29,739	18.81%	2.79%	34,429	20.77%	3.95%	24,944	15.80%	4.68%
Beyond 36 months	3,921	2.48%	3.30%	3,283	1.98%	3.78%	3,213	2.04%	4.22%
Jumbo	-	0.00%	0.00%	-	0.00%	0.00%	-	0.00%	0.00%

Total deposits	$158,100	100.00%	1.89%	$165,778	100.00%	2.79%	$157,833	100.00%	3.19%

Time Deposit Rates.  The following table sets forth time deposits classified by rates as of the dates indicated (see Note 8 to our consolidated financial statements contained within Exhibit 13) for a more detailed breakdown by rate range):

	At December 31,
Rate	2009	2008	2007
	(In Thousands)
0.50 percent to 0.99 percent	$5,926	$-	$-
1.00 percent to 1.99 percent	32,658	8,577	-
2.00 percent to 2.99 percent	24,116	11,776	11,346
3.00 percent to 3.99 percent	15,629	42,403	11,977
4.00 percent to 4.99 percent	11,912	38,278	70,900
5.00 percent to 8.99 percent	3,971	5,431	11,209
	$94,212	$106,465	$105,432

Time Deposit Maturities.  The following table sets forth the amount and maturities of time deposits at December 31, 2009.

		1 - Less	2 - Less	3 - Less	5 years
	Less Than	than 2	than 3	than 5	and
Rate	One Year	Years	Years	Years	Greater	Total

0.50 percent to 0.99 percent	$5,926	$-	$-	$-	$-	$5,926
1.00 percent to 1.99 percent	28,203	4,455	-	-	-	32,658
2.00 percent to 2.99 percent	7,171	10,448	1,793	3,809	895	24,116
3.00 percent to 3.99 percent	7,568	4,529	440	2,522	570	15,629
4.00 percent to 4.99 percent	8,382	2,235	900	264	131	11,912
5.00 percent to 8.99 percent	3,303	492	-	-	176	3,971
	$60,553	$22,159	$3,133	$6,595	$1,772	$94,212

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $31.6 million. The following table sets forth the maturity of those certificates as of December 31, 2009.

Certificates of Deposit
Maturity Period	in excess of $100,000
(In thousands)

Three months or less	$6,666
Three through six months	8,243
Six through twelve months	7,239
Over twelve months	9,494

Total	$31,642

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis.  At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $10.6 million, based upon pledged collateral.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Balance at end of period	$45,031	$40,969	$52,684
Average balance during period	41,782	47,075	54,425
Maximum outstanding at any month end	46,750	48,900	66,850
Weighted average interest rate at end of period	3.13%	4.22%	4.68%
Average interest rate during period	3.69%	4.27%	4.78%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan.

First Federal of Northern Michigan has two wholly owned subsidiaries as of December 31, 2009. First Federal of Northern Michigan and these subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2009, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $293,000. The primary asset of the subsidiary is an investment in land and real estate.  See "Real Estate Development Activities.”  At December 31, 2009, Financial Services & Mortgage Corporation owned five developed building sites which were being offered for sale.  Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

First Federal of Northern Michigan’s second subsidiary, FFNM Agency, Inc., collects the residual income stream associated with the April 2008 sale of the Company’s  wholesale health insurance override business to a third party. FFNM Agency is the successor company to the InsuranCenter of Alpena (“ICA”). On February 27, 2009, we sold the majority of the assets of ICA. The financial position and results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations.”

Personnel

As of December 31, 2009, First Federal of Northern Michigan had 76 full-time and 22 part-time employees.  None of the Bank's employees is represented by a collective bargaining group.  The Bank believes its relationship with its employees to be good.  First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

SUPERVISION AND REGULATION

General

As a federally chartered savings bank, First Federal of Northern Michigan is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS ratings).  Under federal law, an institution may not disclose its CAMELS rating to the public.  First Federal of Northern Michigan also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.  First Federal of Northern Michigan also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines First Federal of Northern Michigan and prepares reports for consideration by our board of directors on any operating deficiencies.  First Federal of Northern Michigan’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

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

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current banking regulatory structure described in this section. A bill passed by the House would eliminate First Federal of Northern Michigan’s current primary federal regulator, the OTS, by merging the OTS into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter state banks, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The House bill would also establish a Financial Stability Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  If the House bill is enacted, First Federal of Northern Michigan Bancorp, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the OTS, and would become subject to the Federal Reserve’s regulations.

The Senate proposal would remove bank and bank holding company regulatory powers from the Board of Governors of the Federal Reserve System with respect to banks with assets of less than $50 billion, and merge the OTS into the Office of the Comptroller of the Currency. Under this proposal, federal savings banks and savings and loan holding companies that were regulated by the OTS would become subject to supervision and regulation by the Office of the Comptroller of the Currency, while state-chartered banks, thrifts and their holding companies with assets below $50 billion would be regulated by the Federal Deposit Insurance Corporation.

Both the House bill and Senate proposal would establish new government bureaucracies empowered to write consumer protection rules, and in certain cases, to conduct examinations and implement enforcement actions with respect thereto. We believe the creation of such consumer protection bureaucracies will result in an increase in our compliance costs.

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

Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OTS takes into consideration not only thee numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2009, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2009 and 2008, as compared to the minimum capital requirements.

	At December 31,
	2009		2008

		Percent		Percent
	Amount	of Assets	Amount	of Assets
	(Dollars in Thousands)
Equity capital	$22,119	9.5%	$28,320	11.4%

Tangible Capital Requirement:
Tangible capital level	20,239	8.8%	24,886	10.2%
Requirement	3,470	1.5%	3,655	1.5%
Excess	16,769	7.3%	21,260	8.7%

Core Capital Requirement:
Core capital level	20,239	8.8%	24,886	10.2%
Requirement	9,255	4.0%	9,476	4.0%
Excess	10,984	4.8%	15,213	6.2%

Risk-based Capital Requirement:
Risk-based capital level	22,304	13.6%	27,079	15.8%
Requirement	13,153	8.0%	13,757	8.0%
Excess	9,151	5.6%	13,239	7.8%

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

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

A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, First Federal of Northern Michigan maintained approximately 87.3% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

At December 31, 2009, First Federal of Northern Michigan met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. First Federal of Northern Michigan is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at First Federal of Northern Michigan are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. First Federal of Northern Michigan has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

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

 On May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on assets less Tier 1 capital as of June 30, 2009, and was paid to the FDIC on September 30, 2009.  The cost of this special assessment to First Federal of Northern Michigan, was $108,000.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009. This final rule resulted in the Company prepaying FDIC assessments in the amount of $1.4 million.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC -guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  First Federal of Northern Michigan opted to participate in this component of the Temporary Liquidity Guarantee Program, but had no such unsecured debt during this time period.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 20 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  First Federal of Northern Michigan opted to participate in this component of the Temporary Liquidity Guarantee Program.

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

Federal Home Loan Bank System.  First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2009, First Federal of Northern Michigan was in compliance with this requirement.

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009,  First Federal of Northern Michigan was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Deferred Tax Asset Valuation. The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2009 the Company had a valuation allowance against its deferred tax assets of  $3.4 million.

Taxable Distributions and Recapture.  Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests.  The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules.  However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter.  At December 31, 2009, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000.  This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which    no federal income tax provision has been made.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At December 31, 2009, First Federal of Northern Michigan had a net operating loss of approximately 8.2 million which it may carry back and/or forward for federal income tax purposes.

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

As a Maryland business corporation, First Federal of Northern Michigan Bancorp, Inc. is required to file annual returns with and pay annual fees to  the State of Maryland.
ITEM 1A.             RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States Economy Is In Recession. The Economic Recession Has Already Affected Our Business and Results of Operations.  A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Continue to Materially Affect our Business and Financial Results.

The United States economy entered a recession in the fourth quarter of 2007.  The economy in our principal market area, Northern Michigan, is similarly in a recession. Throughout the course of 2008 and 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

The Company's success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Company operates. The local economic conditions in these local markets have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. Economic conditions experienced in the State of Michigan have been more adverse than in the United States generally, and these conditions are not expected to significantly improve in the near future. Unemployment has increased significantly. A further economic downturn or continued weak business environment within Michigan could further negatively impact household and corporate incomes.  A majority of the Company's loans are to individuals and businesses in Michigan. Consequently, any further or prolonged decline in Michigan’s economy could have a materially adverse effect on the Company's financial condition and results of operations. A significant further decline or a prolonged period of the lack of improvement in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2009, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations and municipal obligations, totaled $37.8 million. Unrealized net gains on these available-for-sale securities totaled $641,000 at December 31, 2009 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in our net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2009, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience an 8.0% decrease in net interest income over the following 12 months.

As a Result of Our Previous Emphasis on Originating Commercial Real Estate and Commercial Business Loans, Our Credit Risk Has and Will Continue to Increase.  Continued Weakness or a Deeper Downturn in the Real Estate Market and Local Economy Could Adversely Affect Our Earnings.

At December 31, 2009, our portfolio of commercial real estate loans totaled $55.8 million, or 31.9% of our total loans, our portfolio of commercial business loans totaled $9.9 million, or 5.6% of our total loans, and our portfolio of commercial construction loans totaled $6.6 million or 3.8% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Many of our borrowers also have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

We Have Participated in Commercial Real Estate, Residential Real Estate and Construction Loans Secured by Real Estate Located Outside of Michigan, Which Expose Us to Increased Lending Risks

Beginning in 2007, because of weak market conditions and weak demand for loans in our primary market area, and in an effort to diversify our loan portfolio, we began participating in commercial real estate, residential real estate and construction loans originated by other financial institutions and secured by real estate located outside of Michigan. As of December 31, 2009, $12.2 million of our loans were participations in commercial real estate and construction loans secured by real estate located outside of Michigan. As of December 31, 2009, $2.1 million of these loans were considered non-performing. Of our $8.2 million in loan charge-offs in 2009, $2.5 million were loans secured by real estate located outside of Michigan. Such loans expose us to increased lending risks because, unlike loans that we originate in our market area, we may be unfamiliar with the collateral securing such loans and the market conditions affecting the borrower, and we generally do not have face-to-face contact with the borrowers on such loans.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 2.09% of total loans and 31.05% of non-performing loans at December 31, 2009, compared to 2.85% of total loans and 46.41% of non-performing loans at December 31, 2008.  Material additions to our allowance could materially decrease our net income.

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

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.  Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

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

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

The FDIC imposes an assessment against institutions for deposit insurance. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2009, the designated reserve ratio was 0.40% of estimated insured deposits at March 31, 2009. On February 27, 2009, the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates. Under the rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges from 12 to 45 basis points, depending on the risk category of the institution. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon on institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009 the FDIC issued a final rule that imposed a special 5 basis point assessment on each FDIC-insured depository institution’s assets, minus Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in additional non-interest expense of  $108,000 during 2009.

The FDIC has adopted a final rule pursuant  to which all insured depository institutions prepaid their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this prepayment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on the institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our initial prepayment amount was approximately $1.4 million, of which $1.3 million existed at December 31, 2009.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC insurance coverage for deposits to $250,000, which was further extended through December 31, 2013. The FDIC also took action to provide federal insurance coverage for newly-issued senior unsecured debt and non interest-bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2010 and in future years as long as the premiums are in place.

We Have Suspended our Common Stock Cash Dividend.

We suspended our quarterly dividend effective for the quarter ended December 31, 2008. We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

As of December 31, 2009, First Federal of Northern Michigan owned its main office and all of its branch offices.  At December 31, 2009, the aggregate net book value of our premises and equipment was $6.6 million, net of $5.0 million of depreciation.  The following is a list of our locations:

Main Office	Main Office – Annex Building

100 South Second Avenue	123 S Second Ave
Alpena, Michigan 49707	Alpena, MI 49707

Branch Offices

300 South Ripley Boulevard	2885 South County Road #489
Alpena, Michigan 49707	Lewiston, Michigan 49756

6232 River Street	308 North Morenci
Alanson, Michigan 49706	Mio, Michigan 48647

101 South Main Street	201 North State Street
Cheboygan, Michigan 49721	Oscoda, Michigan 48750

1000 South Wisconsin	11874 U.S. 23 South (1)
Gaylord, Michigan 49735	Ossineke, Michigan 49766

(1)	This branch was closed on February, 16, 2007. The property has been listed for sale.

ITEM 3.                LEGAL PROCEEDINGS

The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business.  At December 31, 2009, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2009 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of December 31, 2009 there were 2,884,249 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2009, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

No equity securities were sold during the year ended December 31, 2009 that were not registered under the Securities Act.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF PERATIONS

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of First Federal of Northern Michigan Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning directors and executive officers is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned "Proposal I—Election of Directors."

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned "Proposal I—Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the Section captioned “Proposal I – Election of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement, specifically the section captioned “Proposal II – Ratification of Appointment of Auditors.”

PART IV

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

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Amy E. Essex
	Michael W. Mahler, Director and		Amy E. Essex, Chief Financial Officer, Treasurer and
	Chief Executive Officer		Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date: March 31, 2010			Date: March 31, 2010

By:	/s/Martin A. Thomson	By:	/s/Keith Wallace
	Martin A. Thomson, Chairman		Keith Wallace, Director

Date: March 31, 2010			Date: March 31, 2010

By:	/s/GaryVanMassenhove	By:	/s/Thomas R. Townsend
	Gary VanMassenhove, Director		Thomas R. Townsend, Director

Date: March 31, 2010			Date: March 31, 2010

By:	/s/James C. Rapin
James C. Rapin, Director

Date: March 31, 2010