Form 10-Q
period 2010-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2010-05-17
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 14, 2010
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2010

INDEX

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1 -	UNAUDITED FINANCIAL STATEMENTS
	Consolidated Balance Sheet at
	March 31, 2010 and December 31, 2009	3
	Consolidated Statements of Income for the Three Months
	Ended March 31, 2010 and March 31, 2009	4
	Consolidated Statement of Changes in Stockholders’ Equity
	for the Three Months Ended March 31, 2010	5
	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and March 31, 2009	6
	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 -	QUALITITATIVE AND QUANITIATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4 -	CONTROLS AND PROCEDURES	23

	Part II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS	24

ITEM 1A -	RISK FACTORS	24

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4 -	OTHER INFORMATION	24

ITEM 5 -	EXHIBITS	24
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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$1,900,416	$2,583,131
Overnight deposits with FHLB	957,583	515,927
Total cash and cash equivalents	2,857,999	3,099,058
Securities AFS	33,036,832	33,712,724
Securities HTM	3,925,900	3,928,167
Loans held for sale	78,600	51,970
Loans receivable, net of allowance for loan losses of $3,488,356 and
$3,660,334 as of March 31, 2010 and December 31, 2009, respectively	168,447,089	171,219,105
Foreclosed real estate and other repossessed assets	3,618,759	3,579,895
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,435,712	6,563,683
Accrued interest receivable	1,230,488	1,230,287
Intangible assets	846,644	919,757
Prepaid FDIC Premiums	1,225,090	1,314,850
Deferred Tax Asset	458,531	559,235
Other assets	3,188,349	3,130,063
Total assets	$229,546,893	$233,505,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,612,187	$158,099,809
Advances from borrowers for taxes and insurance	276,519	105,419
Federal Home Loan Bank Advances	42,200,000	44,400,000
Note Payable	-	630,927
REPO Sweep Accounts	5,596,791	5,407,791
Accrued expenses and other liabilities	1,583,097	1,809,266
Total liabilities	206,268,594	210,453,212

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	23,744,409	23,722,767
Retained earnings	2,202,566	2,000,264
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(130,516)	(161,678)
Accumulated other comprehensive income	393,838	423,127
Total stockholders' equity	23,278,299	23,052,482

Total liabilities and stockholders' equity	$229,546,893	$233,505,694

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income
	For the Three Months
	Ended March 31,
	2010	2009
	(Unaudited)
Interest income:
Interest and fees on loans	$2,540,413	$2,942,340
Interest and dividends on investments
Taxable	132,563	143,802
Tax-exempt	52,812	53,596
Interest on mortgage-backed securities	156,533	150,826
Total interest income	2,882,321	3,290,564

Interest expense:
Interest on deposits	637,824	1,060,286
Interest on borrowings	318,582	428,559
Total interest expense	956,406	1,488,845

Net interest income	1,925,915	1,801,718
Provision for loan losses	11,088	264,230
Net interest income after provision for loan losses	1,914,827	1,537,488

Non-interest income:
Service charges and other fees	204,174	214,872
Mortgage banking activities	248,092	449,205
Gain on sale of available-for-sale investments	49,430	-
Net gain (loss) on sale of premises and equipment,
real estate owned and other repossessed assets	11,176	71,542
Other	65,613	62,617
Total non-interest income	578,485	798,236

Non-interest expense:
Compensation and employee benefits	1,170,942	1,147,802
FDIC Insurance Premiums	94,200	79,564
Advertising	19,889	17,550
Occupancy	312,576	302,418
Amortization of intangible assets	73,113	89,117
Service bureau charges	79,582	91,959
Professional services	103,111	102,904
Other	335,683	306,500
Total non-interest expense	2,189,096	2,137,814

Income from continuing operations before income tax expense (benefit)	304,216	197,911
Income tax expense from continuing operations	101,913	51,412
Net income from continuing operations	202,303	146,499

Discontinued Operations:
Loss from discontinued operations, net of income tax benefit
of $0 and $43,209	-	(83,875)
Gain on sale of discontinued operations, net of income tax expense
of $0 and $19,585	-	38,017
Loss from discontinued operations	-	(45,858)

Net Income	$202,303	$100,641

Per share data:
Income per share from continuing operations
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Loss per share from discontinued operations
Basic	$-	$(0.02)
Diluted	$-	$(0.02)
Net income per share
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Weighted average number of shares outstanding
Basic	2,884,249	2,884,249
Including dilutive stock options	2,884,249	2,884,249
Dividends per common share	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2009	$31,920	$(2,963,918)	$23,722,767	$(161,678)	$2,000,263	$423,127	$23,052,481
Stock Options/MRP shares expensed	-	-	21,642	31,162	-	-	52,804
Net income for the period	-	-	-	-	202,303	-	202,303
Change in unrealized gain:
on available-for-sale securities
(net of tax of $15,088)	-	-	-	-	-	(29,289)	(29,289)
Total comprehensive income	-	-	-	-	-	-	173,014
Balance at March 31, 2010	$31,920	$(2,963,918)	$23,744,409	$(130,516)	$2,202,566	$393,838	$23,278,299

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	For Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$202,303	$100,641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	207,170	198,114
Provision for loan loss	11,088	264,230
Amortization and accretion on securities	31,596	12,471
Gain on sale of investment securities	(49,430)	-
ESOP contribution	-	3,294
Stock awards/options	52,804	52,803
Gain on sale of loans held for sale	(93,199)	(195,778)
Originations of loans held for sale	(6,947,064)	(17,351,274)
Proceeds from sale of loans held for sale	7,013,633	16,257,368
Gain on sale of fixed assets	-	(43,807)
Net change in:
Accrued interest receivable	(201)	(14,524)
Other assets	(82,065)	(17,397)
Prepaid FDIC insurance premiums	89,760	-
Deferred income tax benefit	100,704	(657,470)
Accrued expenses and other liabilities	(226,169)	967,048

Net cash provided by (used in) operating activities	310,930	(424,281)

Cash Flows from Investing Activities:
Net decrease in loans	2,760,929	319,016
Proceeds from maturity and sale of available-for-sale securities	5,249,241	1,423,900
Proceeds from sale of property and equipment	-	306,772
Net change in discontinued operations	-	1,533,942
Purchase of securities	(4,597,624)	(5,172,882)
Purchase of premises and equipment	(6,086)	(10,768)
Net cash provided by (used for) investing activities	3,406,460	(1,600,020)

Cash Flows from Financing Activities:
Net decrease in deposits	(1,487,622)	(1,381,391)
Net increase in Repo Sweep accounts	189,000	(1,875,510)
Net increase in advances from borrowers	171,100	170,701
Additions to advances from Federal Home Loan Bank and notes payable	10,025,000	8,600,000
Repayments of Federal Home Loan Bank advances and notes payable	(12,855,927)	(4,450,000)
Net cash provided by (used for) financing activities	(3,958,449)	1,063,800

Net increase (decrease) in cash and cash equivalents	(241,059)	(960,501)
Cash and cash equivalents at beginning of period	3,099,058	3,470,311
Cash and cash equivalents at end of period	$2,857,999	$2,509,810

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,006,607	$1,479,994

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

                The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

                All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2— PRINCIPLES OF CONSOLIDATION AND DISCONTINUED OPERATIONS

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

In accordance with Statement of Financial Accounting Standards No. 144, on February 27, 2009 First Federal of Northern Michigan Bancorp, Inc.  announced that it had sold the InsuranCenter of Alpena (“ICA”) for $1,635,000. In accordance with Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the financial position and results of operations of ICA are removed from the detail line items in the Company’s condensed consolidated financial statements and presented separately as “discontinued operations.” For further information, please refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the transaction, the Company reduced its full-time employees by 14 positions, or 13% of the Company’s workforce.   The Company recorded a gain of approximately $57,000 upon the closing of the sale.   The Company retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group.

Note 3—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2010	2009
	(in thousands)
Real estate loans:
Residential mortgage	$79,634	$81,620
Commercial loans:
Secured by real estate	62,528	62,376
Other	9,835	9,873
Total commercial loans	72,363	72,249

Consumer loans:
Secured by real estate	17,838	18,732
Other	2,358	2,553

Total consumer loans	20,196	21,285
Total gross loans	$172,193	$175,154
Less:
Net deferred loan fees	(258)	(275)
Allowance for loan losses	(3,488)	(3,660)

Total loans, net	$168,447	$171,219

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

	As of	As of
	March 31	December 31,
	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$3,660	$5,647

Charge-offs:
Real Estate:
Residential Mortgages	104	362
Nonresidential Real Estate:
Commercial Mortgages	15	4,903
Purchased Out-of-State	-	2,482
Non Real Estate Loans:
Commercial	-	246
Consumer and other	70	254
Total charge offs	189	8,247

Recoveries:
Non Real Estate Loans:
Consumer and other	6	64
Total recoveries	6	64

Net (charge offs) recoveries	(183)	(8,183)
Provision for loan losses	11	6,196

Balance at end of year	$3,488	$3,660

Note 4—DIVIDENDS

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

Note 5—STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2010 no shares were awarded under the Recognition and Retention Plan (“RRP”).  Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2010 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2010	188,132	$9.47

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(200)	$9.20

Oustanding at March 31, 2010	187,932	$9.47	6.01	$0

Options Exercisable at March 31, 2010	121,516	$9.43	5.92	$0

A summary of the status of the Company’s non-vested shares as of March 31, 2010, and changes during the quarter, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	73,476	$2.11

Granted	0	N/A

Vested	(6,860)	$1.94

Forfeited	(200)	$1.94

Nonvested at March 31, 2010	66,416	$2.12

As of March 31, 2010 there was $97,000 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the three months ended March 31, 2010 was $10,839.

Restricted Stock Awards - As of March 31, 2010 there was $131,000 of unrecognized compensation cost related to non-vested restricted stock awards under the Plans. That cost is expected to be recognized over  a weighted-average period of 1.2 years.

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

At March 31, 2010, the Company had outstanding commitments to originate loans of $33.3 million. These commitments included $8.6 million for permanent one-to-four family dwellings, $9.9 million for non-residential loans, $128,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.6 million of undisbursed lines of credit on home equity loans, $1.2 million of unused credit card lines, $7.3 million of unused commercial lines of credit, $680,000 of undisbursed commercial construction, $5,000 of unused Letters of Credit and $1.7 million in unused Overdraft Protection.

Note 7 – SEGMENT REPORTING

The Company’s principal activities include banking and, prior to February 2009, the  sale of insurance products through its indirect wholly owned subsidiary, ICA. The Company sold the majority of the assets of ICA on February 27, 2009 (see Note 1). The Bank provides financial products including retail and commercial loans as well as retail and commercial deposits.  ICA received commissions from the sale of various insurance products including health, life, and property. The segments were determined based on the nature of the products provided to customers.

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

As noted above, the majority of the assets of the Company’s segment, ICA, were sold on February 27, 2009; therefore no segment information is reported for the three-month period ended March 31, 2010.

	For the Three Months Ended
	March 31, 2009
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$3,290	$4	$(4)	$3,290
Interest Expense	1,489	4	(4)	1,489
Net Interest Income - Before provision for loan losses	1,801	-	-	1,801
Provision for Loan Losses	264	-	-	264
Net Interest Income - After provision for loan losses	1,537	-	-	1,537
Other Income	1,038	191	-	1,229
Operating Expenses	2,346	292	-	2,638
Income (Loss) - Before federal income tax	229	(101)	-	128
Federal Income Tax	61	(34)	-	27
Net Income (Loss)	$168	$(67)	$-	$101

Depreciation and amortization	$191	$42	$-	$233
Assets	$249,757	$-	$-	$249,757
Expenditures related to long-lived assets:
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
Property and equipment	11	-	-	11
Total	$11	$-	$-	$11

Note 8-FAIR VALUE MEASUREMENTS

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

Disclosures concerning assets and liabilities measured at fair value at March 31, 2010 and 2009 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Assets
Investment securities- available-for-sale	$-	$33,037	$-	$33,037
Liabilities
None

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Investment securities- available-for-sale	$-	$33,713	$-	$33,713
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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2010

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended March 31, 2010

Impaired loans accounted for under FASB ASC 310-10	$5,677	$-	$-	$5,677	$-

Other real estate owned -residential mortgages	$691	$-	$-	$691	$10

Other Real estate owned - commercial	$2,928	$-	$-	$2,928	$-

Total change in fair value					$10

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2009

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended March 31, 2009

Impaired loans accounted for under FASB ASC 310-10	$10,077	$-	$-	$10,077	$26

Other real estate owned -residential mortgages	$606	$-	$-	$605	$-

Other Real estate owned - commercial	$818	$-	$-	$818	$47

Total change in fair value					$73

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

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,858	$2,858	$3,099	$3,099
Securities available for sale	33,037	$33,037	$33,713	$33,713
Securities held to maturity	3,926	4,057	3,928	4,084
Loans and loans held for sale - Net	168,526	169,076	171,271	171,544
Federal Home Loan Bank stock	4,197	4,197	4,197	4,197
Accrued interest receivable	1,230	1,230	1,230	1,230

Financial liabilities:
Customer deposits	156,612	157,641	158,100	159,081
Federal Home Loan Bank advances	42,200	43,221	44,400	45,552
Note payable	-	-	631	634
REPO sweep accounts	5,597	5,428	5,210	5,210
Accrued interest payable	272	272	322	322

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

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification during the year ended December 31, 2009 had no impact on the Company’s results of operations or financial position. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
 AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2010 and December 31, 2009, and the results of operations for the three-month periods ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended March 31, 2010, the Company had net income from continuing operations of $202,000, or $0.07 per basic and diluted share, compared to $147,000, or $0.05 per basic and diluted share, for the year earlier period, an increase of $55,000.

Total assets decreased by $3.9 million, or 1.7%, from $233.5 million as of December 31, 2009 to $229.6 million as of March 31, 2010. Investment securities available for sale decreased by $676,000 and net loans receivable decreased $2.8 million during this time period. Total deposits decreased $1.5 million from December 31, 2009 to March 31, 2010 while Federal Home Loan Bank advances decreased by $2.2 million  and equity increased by $226,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2010, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2009 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and intangibles.

Management has determined that the valuation of deferred tax assets represented an additional critical accounting policy at March 31, 2010. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. As of March 31, 2010, the Company had recorded a valuation allowance of $3.4 million related to its deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS:   Total assets decreased $3.9 million, or 1.7%, to $229.6 million at March 31, 2010 from $233.5 million at December 31, 2009.  Net loans receivable decreased $2.8 million, or 1.6%, to $168.4 million at March 31, 2010 from $171.2 million at December 31, 2009. The decrease in net loans was due to adjustable-rate or balloon mortgage loans that have paid off or been refinanced and sold into the secondary market, consumer loan balances that have declined due to normal pay-downs, and limited originations of loans to be held in the Company’s portfolio. Investment securities decreased $676,000 from December 31, 2009 to March 31, 2010 due in part to the sale of a $1 million municipal security because of the perceived credit risk inherent in the security.

LIABILITIES:   Deposits decreased $1.5 million, or 1.0%, to $156.6 million at March 31, 2010 from $158.1 million at December 31, 2009. Most of the decrease in deposits was in non-interest bearing personal and business checking accounts due to usage of funds in customers’ accounts as opposed to closing of accounts. Total FHLB advances decreased $2.2 million to $42.2 million at March 31, 2010 as our asset base shrunk during the quarter.

EQUITY:   Stockholders’ equity increased $226,000 to $23.3 million at March 31, 2010 from $23.1 million   at December 31, 2009.  The increase was due mainly to the net earnings for the period of $202, 000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

General: Net income from continuing operations increased by $55,000 to $202,000 for the three months ended March 31, 2010 from $147,000 for the same period ended March 31, 2009.  The major factors affecting earnings during the quarter were a decrease of $253,000 in the provision for loan losses and improvements to our net interest margin,  partially offset by a decrease in non-interest income of $220,000 quarter over quarter.

Interest Income:   Interest income decreased to $2.9 million for the three months ended March 31, 2010, from $3.3 million for the comparable period in 2009. The average balance of interest earning assets decreased by $17.2 million from $233.1 million for the three months ended March 31, 2009 to $215.9 million for the three months ended March 31, 2010 and the average yield on interest earning assets decreased 31 basis points over that same time period from 5.68% to 5.37%.  The yield on our mortgage loan portfolio decreased by 22 basis points to 6.18% from 6.40% for the three month period ended March 31, 2010 and 2009 respectively. The average balance of our mortgage loan portfolio decreased by $10.3 million to $80.5 million during that time period.  The average balance of our non-mortgage loan portfolio decreased $11.9 million to $95.0 million for the three months ended March 31, 2010 and the yield on these assets decreased to 5.53% from 5.65% period over period.

Interest Expense: Interest expense decreased to $956,000 for the three months ended March 31, 2010 from $1.5 million for the three months ended March 31, 2009. The decrease in interest expense for the three-month period was due in part to a $10.8 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 94 basis points period over period. Most notably, the average balance of our certificates of deposit decreased $13.3 million from the three-month period ended March 31, 2009 to the same period in 2010 and the cost of our certificates of deposits decreased 119 basis points period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended March 31, 2010
	Compared to
	Quarter ended March 31, 2009
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(319)	$(83)	$(402)
Investment securities	(5)	4	$(1)
Other investments	(2)	(3)	$(5)

Total interest-earning assets	(326)	(82)	(408)

Interest-bearing liabilities:			-
Savings Deposits	-	(4)	(4)
Money Market/NOW accounts	12	(42)	(30)
Certificates of Deposit	(150)	(239)	(389)
Deposits	(138)	(285)	(423)
Borrowed funds	14	(123)	(109)

Total interest-bearing liabilities	(124)	(408)	(532)

Change in net interest income	$(202)	$326	$124

Net Interest Income:   Net interest income increased by $124,000, to $1.9 million for the three-month period ended March 31, 2010 from $1.8 million for the same period in 2009.  For the three months ended March 31, 2010, average interest-earning assets decreased $17.2 million, or 7.4%, to $215.9 million when compared to the same period in 2009. Average interest-bearing liabilities decreased $10.8 million, or 5.3%, to $194.2 million for the quarter ended March 31, 2010 from $205.0 million for the quarter ended March 31, 2009.  The yield on average interest-earning assets decreased to 5.37% for the three month period ended March 31, 2010 from 5.68% for the same period ended in 2009.  In addition, the cost of average interest-bearing liabilities decreased to 2.00% from 2.94% for the three month periods ended March 31, 2010 and 2009, respectively.  Our interest rate spread increased by 64 basis points to 3.38% while our net interest margin increased by 48 basis points to 3.58% for the three month period ended March 31, 2010 from 3.10% for same period in 2009.

Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Total non-accrual loans	$8,375	$8,947

Accrual loans delinquent 90 days or more:
One- to four-family residential	225	89
Other real estate loans	-	2,696
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	3	54
Total accrual loans delinquent 90 days or more	$228	$2,839

Total nonperforming loans (1)	8,603	11,786
Total real estate owned-residential mortgages (2)	688	584
Total real estate owned-Commercial (2)	2,928	2,985
Total real estate owned-Consumer & other repossessed assets (2)	3	11
Total nonperforming assets	$12,222	$15,366

Total nonperforming loans to loans receivable	5.00%	6.73%
Total nonperforming assets to total assets	5.32%	6.58%

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.   The provision for loan losses amounted to $11,000 for the three month period ended March 31, 2010 and $264,000 for the comparable period in 2009.  The ratio of nonperforming loans to total loans was 5.00% and 6.73% at March 31, 2010 and December 31, 2009, respectively.  As a percent of total assets, nonperforming assets decreased to 5.32% at March 31, 2010 from 6.57% at December 31, 2009.

Total non-performing loans and total non-performing assets decreased by $3.1 million from December 31, 2009 to March 31, 2010 primarily due to $2.7 million in commercial loans which were more than 90 days delinquent at December 31, 2009, but became current prior to March 31, 2010.

The following table sets forth the details of our loan portfolio at the dates indicated:

		D elinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2010
Real estate loans:
Construction	7,154	-	3,542
One - to four - family	79,270	225	2,532
Commercial Mortgages	55,738	-	2,051
Home equity lines of credit/ Junior liens	17,838	-	166
Commercial loans	9,835	-	84
Consumer loans	2,358	3	-

Total gross loans	$172,193	$228	$8,375
Less:
Net deferred loan fees	(258)	(1)	(6)
Allowance for loan losses	(3,488)	(1)	(707)
Total loans, net	$168,447	$226	$7,662

At December 31, 2009
Real estate loans:
Construction	9,019	-	3,546
One - to four - family	81,193	89	2,944
Commercial Mortgages	53,784	2,697	2,204
Home equity lines of credit/Junior liens	18,732	21	157
Commercial loans	9,873	-	96
Consumer loans	2,553	32	-

Total gross loans	$175,154	$2,839	$8,947
Less:
Net deferred loan fees	(275)	(1)	(11)
Allowance for loan losses	(3,660)	(80)	(954)
Total loans, net	$171,219	$2,758	$7,982

Non Interest Income:   Non interest income was $578,000 for the three month period ended March 31, 2010, a decrease of $220,000 or 27.5%, from the same period in 2009. The results reflected a decrease in mortgage banking activities income to $248,000 for the three months ended March 31, 2010 as compared to $449,000 for the same period in 2009. During 2009, and continuing into 2010, many homeowners in the Company’s markets took the opportunity to refinance their mortgages due to lower market interest rates. The majority of these loans were sold into the secondary market, generating mortgage banking activities income for the Company.  This refinance activity peaked in March 2009. Mortgage refinances were considerably lower for the three-month period ended March 31, 2010 as compared to the prior year period.

Non Interest Expense:   Non interest expense increased slightly from $2.1 million for the three months ended Mach 31, 2009 to $2.2 million for the three months ended March 31, 2010.  Our FDIC premiums increased by $15,000, or 18.4% period over period as the Company’s assessment rate increased. Other expenses increased by $29,000, or 10.0% (mostly expenses related to credit quality and repossessed properties).

Income Taxes:   The Company had federal income tax expense of $102,000 for the three months ended March 31, 2010, compared to $51,000 for the same period in 2009 due to the increase in pre-tax net income period over period.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations.  This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of March 31, 2010 was $30.3 million, or 25.1% compared to $27.5 million, or 22.4% at December 31, 2009.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.  As of March 31, 2010, the Bank had unused borrowing capacity totaling $9.2 million at the FHLB based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including  real estate development loans.  During the three month period ended March 31, 2010, the Company originated $8.1 million in residential mortgage loans, of which $1.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $37.9 million in originations during the first three months of 2009 of which $1.9 million were retained in portfolio.  The Company also originated $3.4 million of commercial loans and $779,000 of consumer loans in the first  three months of 2010 compared to $7.1 million of commercial loans and $1.0 million of consumer loans for the same period in 2009.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 46.3% and 44.8%, commercial loans 42.0% and 42.8% and consumer loans 11.7% and 12.4% at March 31, 2010 and March 31, 2009, respectively.

Deposits are a primary source of  funds for use in lending and for other general business purposes.  At March 31, 2010 deposits funded 68.2% of the Company’s total assets compared to 67.7% at December 31, 2009.  Certificates of deposit scheduled to mature in less than one year at March 31, 2010 totaled $51.6 million. Management believes that a significant portion of such deposits will remain with the Bank.  The Bank  monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At March 31, 2010 the Company had $42.2 million in FHLB advances. FHLB borrowings as a percentage of total assets were 18.4% at March 31, 2010 as compared to 19.0% at December 31, 2009.  The Company has sufficient available collateral to obtain additional advances  of $9.2 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2010 was $23.3 million, or 10.1% of total assets, compared to $23.1 million, or 9.9% of total assets, at December 31, 2009 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations.  The Bank exceeded all regulatory capital requirements at March 31, 2010.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2010:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to
adjusted assets)	$20,537	9.03%	$9,102	4.00%	$11,378	5.00%
Total risk-based capital ( to risk-
weighted assets)	$22,550	14.07%	$12,819	8.00%	$16,024	10.00%
Tier 1 risk-based capital ( to
risk weighted assets)	$20,537	12.82%	$6,410	4.00%	$9,614	6.00%
Tangible Capital ( to
tangible assets)	$20,537	9.03%	$3,413	1.50%	$4,551	2.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2010

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

Item 4 -  Other Information:

Not applicable

Item 5 -  Exhibits

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
Quarter Ended March 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 17, 2010

By:	/s/ Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 17, 2010