Form 10-Q
period 2010-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2010-08-16
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to _______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 16, 2010
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2010

INDEX

PART I – FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,113,464	$2,583,131
Overnight deposits with FHLB	2,321,978	515,927
Total cash and cash equivalents	5,435,442	3,099,058
Securities AFS	34,270,362	33,712,724
Securities HTM	2,574,383	3,928,167
Loans held for sale	770,876	51,970
Loans receivable, net of allowance for loan losses of $3,125,990 and
$3,660,344 as of June 30, 2010 and December 31, 2009, respectively	163,616,758	171,219,105
Foreclosed real estate and other repossessed assets	2,991,871	3,579,895
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,288,978	6,563,683
Accrued interest receivable	1,097,581	1,230,287
Intangible assets	773,531	919,757
Prepaid FDIC premiums	1,135,512	1,314,850
Deferred tax asset	643,428	559,235
Other assets	3,154,175	3,130,063
Total assets	$226,949,797	$233,505,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$157,826,584	$158,099,809
Advances from borrowers for taxes and insurance	373,714	105,419
Federal Home Loan Bank Advances	38,000,000	44,400,000
Note Payable	-	630,927
REPO Sweep Accounts	5,245,624	5,407,791
Accrued expenses and other liabilities	2,003,573	1,809,266

Total liabilities	203,449,495	210,453,212

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	23,770,323	23,722,767
Retained earnings	2,521,803	2,000,264
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(99,805)	(161,678)
Accumulated other comprehensive income	239,979	423,127
Total stockholders' equity	23,500,302	23,052,482

Total liabilities and stockholders' equity	$226,949,797	$233,505,694

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,552,986	$2,865,275	$5,093,399	$5,807,615
Interest and dividends on investments
Taxable	106,843	114,720	239,406	258,522
Tax-exempt	58,455	60,950	111,267	114,546
Interest on mortgage-backed securities	165,313	143,925	321,846	294,751
Total interest income	2,883,597	3,184,871	5,765,918	6,475,434

Interest expense:
Interest on deposits	601,733	880,890	1,239,557	1,941,176
Interest on borrowings	298,657	427,973	617,239	856,532
Total interest expense	900,390	1,308,864	1,856,796	2,797,708

Net interest income	1,983,207	1,876,007	3,909,122	3,677,726
Provision for loan losses	594,840	251,839	605,928	516,069
Net interest income after provision for loan losses	1,388,367	1,624,168	3,303,194	3,161,657

Non-interest income:
Service charges and other fees	199,340	229,457	403,514	444,329
Mortgage banking activities	315,223	473,871	563,315	923,076
Gain on sale of investments	447,387	1,227	496,817	1,227
Net gain (loss) on sale of premises and equipment,
real estate owned and other repossessed assets	42,691	(44,064)	53,867	27,478
Other	260,723	103,383	326,336	166,000
Total non-interest income	1,265,364	763,874	1,843,849	1,562,110

Non-interest expense:
Compensation and employee benefits	1,194,299	1,171,455	2,365,241	2,319,257
FDIC Insurance Premiums	94,348	191,044	188,548	270,608
Advertising	36,103	44,321	55,992	61,871
Occupancy	288,237	300,069	600,813	602,487
Amortization of intangible assets	73,112	37,754	146,225	126,871
Service bureau charges	86,114	86,552	165,696	178,511
Professional services	149,091	163,219	252,202	266,123
Other	515,103	350,984	850,786	657,484
Total non-interest expense	2,436,407	2,345,398	4,625,503	4,483,212

Income from continuing operations before income tax expense (benefit)	217,324	42,646	521,540	240,555
Income tax (benefit) expense from continuing operations	(101,913)	328	-	51,740
Net income from continuing operations	319,237	42,318	521,540	188,815

Discontinued Operations:
Loss from discontinued operations, net of income tax benefit
of $0 and $43,209	-	-	-	(83,875)
Gain on sale of discontinued operations, net of income tax expense
of $0 and $19,585	-	-	-	38,017
Loss from discontinued operations	-	-	-	(45,858)

Net Income	$319,237	$42,318	$521,540	$142,957

Per share data:
Income per share from continuing operations
Basic	$0.11	$0.01	$0.18	$0.07
Diluted	$0.11	$0.01	$0.18	$0.07
Loss per share from discontinued operations
Basic	$-	$-	$-	$(0.02)
Diluted	$-	$-	$-	$(0.02)
Net income per share
Basic	$0.11	$0.01	$0.18	$0.05
Diluted	$0.11	$0.01	$0.18	$0.05
Weighted average number of shares outstanding
Basic	2,884,249	2,884,249	2,884,249	2,884,249
Including dilutive stock options	2,884,249	2,884,249	2,884,249	2,884,249
Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total
Balance at December 31, 2009	$31,920	$(2,963,918)	$23,722,767	$(161,678)	$2,000,263	$423,127	$23,052,481

Stock-based compensation	-	-	47,556	61,873	-	-	109,429

Net income for the period	-	-	-	-	521,540	-	521,540

Change in unrealized gain: on available-for-sale securities (net of tax of $94,349)	-	-	-	-	-	(183,148)	(183,148)

Total comprehensive income	-	-	-	-	-	-	338,392

Balance at June 30, 2010	$31,920	$(2,963,918)	$23,770,323	$(99,805)	$2,521,803	$239,979	$23,500,302

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$521,540	$142,957
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	410,565	412,010
Provision for loan loss	605,928	516,069
Amortization and accretion on securities	60,794	29,327
Gain on sale of investment securities	(496,817)	(1,227)
ESOP contribution	-	7,722
Stock-based compensation	109,429	105,605
Gain on sale of loans held for sale	(225,014)	(410,528)
Originations of loans held for sale	(17,133,098)	(34,457,881)
Proceeds from sale of loans held for sale	16,639,206	34,764,009
Gain on fixed assets	(9,423)	(50,102)
Net change in:
Accrued interest receivable	132,706	252,599
Other assets	658,259	(487,150)
Prepaid FDIC insurance premiums	179,338	-
Deferred income tax benefit	(84,193)	(28,116)
Accrued expenses and other liabilities	194,306	322,921

Net cash provided by operating activities	1,563,526	1,118,215

Cash Flows from Investing Activities:
Net decrease in loans	6,996,419	6,595,143
Proceeds from maturity and sale of available-for-sale securities	19,558,755	8,844,225
Proceeds from sale of property and equipment	30,874	757,050
Net change in discontinued operations	-	1,533,942
Purchase of securities	(18,604,083)	(10,976,547)
Purchase of premises and equipment	(11,086)	(111,568)
Net cash provided by investing activities	7,970,879	6,642,245

Cash Flows from Financing Activities:
Net decrease in deposits	(273,222)	(3,524,571)
Net decrease in Repo Sweep accounts	(162,167)	(3,955,842)
Net increase in advances from borrowers	268,295	310,078
Additions to advances from Federal Home Loan Bank and notes payable	11,925,000	26,550,000
Repayments of Federal Home Loan Bank advances and notes payable	(18,955,927)	(26,937,724)
Net cash used for financing activities	(7,198,021)	(7,558,059)

Net increase in cash and cash equivalents	2,336,384	202,401
Cash and cash equivalents at beginning of period	3,099,058	3,470,311
Cash and cash equivalents at end of period	$5,435,442	$3,672,712

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,929,931	$2,911,694

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

                All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In accordance with Statement of Financial Accounting Standard No. 144, on February 27, 2009 First Federal of Northern Michigan Bancorp, Inc.  announced that it had sold the InsuranCenter of Alpena (“ICA”) for $1,635,000. In accordance with the Financial Accounting Standard 144 “Accounting for the impairment or Disposal of Long-Lived Assets,” which became effective for the Company on January 1, 2002, the financial position and results of operations of ICA are “discontinued operations.”  For further information, please refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the transaction, the Company reduced its full-time employees by 14 positions, or 13% of the Company’s workforce.   The Company recorded a gain of approximately $57,000 upon the closing of the sale.  The Company retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the Grotenhuis Group.

Note 3—SECURITIES

Investment securities have been classified according to management’s intent.  The carrying value and estimated fair value of securities are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations
of U.S. government corporations
and agencies	$8,210	$65	$-	$8,275
Municipal notes	4,898	94	-	4,992
Corporate securities	1,000	21	-	1,021
Mortgage-backed securities	19,797	188	4	19,981
Other securities	2	-	1	1

Total	$33,907	$368	$5	$34,270

Securities Held to Maturity
Municipal notes	$2,574	$110	$2	$2,682

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations
of U.S. government corporations
and agencies	$8,220	$37	$-	$8,257
Municipal notes	7,870	183	-	8,053
Corporate securities	1,000	2	-	1,002
Mortgage-backed securities	15,979	419	1	16,397
Other securities	3	1	-	4

Total	$33,072	$642	$1	$33,713

Securities Held to Maturity
Municipal notes	$3,928	$159	$3	$4,084

The amortized cost and estimated market value of securities at June 30, 2010, by contract maturity,   are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2010
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,291	$1,316
Due after one year through five years	10,479	10,612
Due in five year through ten years	1,845	1,867
Due after ten years	493	493

Subtotal	14,108	14,288

Equity securities	2	1
Mortgage-backed securities	19,797	19,981

Total	$33,907	$34,270

Held To Maturity:
Due in one year or less	$89	$90
Due after one year through five years	365	387
Due in five year through ten years	630	659
Due after ten years	1,490	1,546

Total	$2,574	$2,682

At June 30, 2010 and December 31, 2009, securities with a carrying value and fair value of $23,935,000 and $24,265,000, respectively, were pledged to secure certain deposit accounts,  FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the six-months ended June 30, 2010 and 2009 were $10,354,000 and $1,000,000, respectively, resulting in gross gains of $497,000 and $1,000, respectively and gross losses of $0 and $0, respectively.

During the three-month period ended June 30, 2010 the Company restructured its investment portfolio by selling 16 bonds, mostly issued by  Freddie Mac (FHLMC) and Fannie Mae (FNMA).   Although these bonds have government guarantees, they are only implied guarantees, hence the bonds are not truly backed by the full faith and credit of the United States.   The bonds sold were replaced with GNMA bonds, which are supported by the full faith and credit of the United States government. By selling the municipal, FNMA and FHLMC bonds the Company was able to accomplish two things:

•	Reduce its overall credit risk in the investment portfolio.

•	Improve its risk-based capital position as bonds sold were 20% risk-weighted while the replacement bonds are 0% risk-weighted.

The Company concluded this move was prudent and necessary due to the following reasons:

•	Because of the timing of the restructuring, the Company was able to capture some previously unrealized gains.

•
The Company did forego a higher yield (approximately 10bps), but was able to minimize the yield loss by buying longer-term GNMA’s, which was possible because of the minimal level of interest-rate risk inherent in the Company’s balance sheet.

The following is a summary of temporarily impaired investments that have been impaired for less than   and more than twelve months as of June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations
of U.S. government corporations
and agencies	$-	$-	$-	$-
Corporate and other securities	-	-	-	-
Municipal notes	1,070	-	12	-
Mortgage-backed securities	4,020	4	-	-
Equity securities	-	-	2	1

Total	$5,090	$4	$14	$1

Held to Maturity:
Municipal notes	$-	$-	$28	$2

Total Securities held to maturity	$-	$-	$28	$2

	December 31, 2009
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations
of U.S. government corporations
and agencies	$-	$-	$-	$-
Corporate and other securities	-	-	-	-
Municipal notes	-	-	13	1
Mortgage-backed securities	-	-	-	-
Equity securities	-	-	-	-

Total	$-	$-	$13	$1

Held to Maturity:
Municipal notes	$-	$-	$27	$3

Total Securities held to maturity	$-	$-	$27	$3

The unrealized losses on the securities held in the portfolio are not considered other than temporary  and have not been recognized into income. This decision is based on the Company’s ability and intent to hold any potentially impaired security until maturity. The performance of the security is based on the contractual terms of the agreement, the extent of the impairment and the financial condition and credit quality of the issuer. The decline in market value is considered temporary and a result of changes in interest rates and other market variables.

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2010	2009
	(in thousands)
Real estate loans:
Residential mortgage	$77,326	$81,620
Commercial loans:
Secured by real estate	60,872	62,376
Other	8,824	9,873
Total commercial loans	69,696	72,249

Consumer loans:
Secured by real estate	17,668	18,732
Other	2,314	2,553

Total consumer loans	19,982	21,285
Total gross loans	$167,004	$175,154
Less:
Net deferred loan fees	(261)	(275)
Allowance for loan losses	(3,126)	(3,660)

Total loans, net	$163,617	$171,219

The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in thousands)

Allowance at beginning of period	$3,660	$5,647

Charge-offs:
Real Estate:
Residential Mortgages	(169)	(362)
Nonresidential Real Estate:
Commercial Mortgages	(877)	(4,903)
Purchased Out-of-State	-	(2,482)
Non Real Estate Loans:
Commercial	-	(246)
Consumer and other	(133)	(254)
Total charge offs	(1,179)	(8,247)

Recoveries:
Real Estate:
Residential Mortgages	2	-
Commercial Mortgages	12	-
Non Real Estate Loans:
Consumer and other	25	64
Total recoveries	39	64

Net (charge offs) recoveries	(1,140)	(8,183)
Provision for loan losses	606	6,196

Balance at end of year	$3,126	$3,660

Note 5—DIVIDENDS

We suspended our quarterly dividend effective for the quarter ended December 31, 2008. We are dependent primarily upon the Bank for earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any reinstatement of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by the Board of Directors.

Note 6—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and six months ended June 30, 2010,  no shares were awarded under the Recognition and Retention Plan (“RRP”).  Shares issued under the RRP and exercised pursuant to the exercise of the  stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2010 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2010	188,132	$9.47

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(2,000)	$9.54

Oustanding at June 30, 2010	186,132	$9.47	5.82	$0

Options Exercisable at June 30, 2010	149,534	$9.47	4.38	$0

A summary of the status of the Company’s nonvested options as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	73,476	$2.11

Granted	0	N/A

Vested	(34,878)	$2.11

Forfeited	(2,000)	$2.10

Nonvested at June 30, 2010	36,598	$2.10

As of June 30, 2010 there was $75,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of options vested during the six months ended June 30, 2010 was $66,955.

Restricted Stock Awards - As of June 30, 2010 there was $107,000 of unrecognized compensation cost related to nonvested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Note 7 – COMMITMENTS TO EXTEND CREDIT

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

At June 30, 2010, the Company had outstanding commitments to originate loans of $32.2 million. These commitments included $10.7 million for permanent one-to-four family dwellings, $5.5 million for non-residential loans, $206,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.6 million of undisbursed lines of credit on home equity loans, $1.2  million of unused credit card lines, $7.5 million of unused commercial lines of credit, $837,000 of undisbursed loans for commercial construction, $5,000 of unused letters of credit and $1.7 million in unused Overdraft Protection.

Note 8 – SEGMENT REPORTING

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

The financial information for each operating segment is reported on the basis used internally to evaluate performance and allocate resources. The allocations have been consistently applied for all periods presented.  Revenues and expenses between affiliates have been transacted at rates that unaffiliated parties would pay.  The only transaction between the segments related to a deposit on behalf of ICA included in the Bank. The interest income and interest expense for this transaction has been eliminated.  All other transactions were with external customers.  The information presented is not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

As noted above, the majority of the assets of the Company’s segment, ICA, were sold on February 27, 2009; therefore no segment information is reported for the three-month period ended June 30, 2009 or for the three- or six-month periods ended June 30, 2010.

	For the Six Months Ended
	June 30, 2009
	(Dollars in Thousands)
	Bank	ICA	Eliminations	Total
Interest Income	$6,476	$4	$(4)	$6,476
Interest Expense	2,798	4	(4)	2,798
Net Interest Income - Before provision for loan losses	3,678	-	-	3,678
Provision for Loan Losses	516	-	-	516
Net Interest Income - After provision for loan losses	3,162	-	-	3,162
Other Income	1,520	191	-	1,711
Operating Expenses	4,469	292	-	4,761
Income (Loss) - Before federal income tax	213	(101)	-	112
Federal Income Tax Expense (Benefit)	41	(34)	-	28
Net Income (Loss)	$172	$(67)	$-	$84

Depreciation and amortization	$444	$42	$-	$486
Assets	$240,506	$-	$-	$240,506
Expenditures related to long-lived assets:
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
Property and equipment	184	-	-	184
Total	$184	$-	$-	$184

Note 9-FAIR VALUE MEASUREMENTS.

FASB ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$8,275	$-	$8,275
State agency & municipal obligations	-	4,992	-	4,992
Corporate bonds & other obligations	-	1,021	-	1,021
Mortgage-backed securities	-	19,981	-	19,981
Equity investments	-	1	-	1

Total investment securities - available-for-sale	$-	$34,270	$-	$34,270

Liabilities
None

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$5,761	$-	$5,761
State agency & municipal obligations	-	7,892	-	7,892
Corporate bonds & other obligations	-	1,012	-	1,012
Mortgage-backed securities	-	12,939	-	12,939
Equity investments	-	2	-	2

Total investment securities - available-for-sale	$-	$27,606	$-	$27,606

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2010

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended June 30, 2010	Change in fair value for the six-month period ended June 30, 2010

Impaired loans accounted for under FASB ASC 310-10	$4,039	$-	$-	$4,039	$779	$779

Other real estate owned -residential mortgages	$503	$-	$-	$503	$38	$38

Other Real estate owned - commercial	$2,489	$-	$-	$2,489	$260	$260

Total change in fair value					$1,077	$899

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended June 30, 2009	Change in fair value for the six-month period ended June 30, 2009

Impaired loans accounted for under FASB ASC 310-10	$4,948	$-	$-	$4,948	$482	$508

Other real estate owned -residential mortgages	$453	$-	$-	$453	$75	$75

Other Real estate owned - commercial	$3,212	$-	$-	$3,212	$36	$83

Total change in fair value					$137	$665

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

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$5,435	$5,435	$3,099	$3,099
Securities available for sale	34,270	34,270	33,713	33,713
Securities held to maturity	2,574	2,678	3,928	4,084
Loans and loans held for sale - Net	164,388	165,624	171,271	171,544
Federal Home Loan Bank stock	4,197	4,197	4,197	4,197
Accrued interest receivable	1,098	1,098	1,230	1,230

Financial liabilities:
Customer deposits	157,827	158,952	158,100	159,081
Federal Home Loan Bank advances	38,000	38,991	44,400	45,552
Note payable	-	-	631	634
REPO sweep accounts	5,246	5,140	5,408	5,210
Accrued interest payable	249	249	322	322

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

Investment Securities Available for Sale- Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Investment Securities Held to Maturity. The Company does not record investment securities held to maturity at fair value on a recurring basis.  Therefore, when certain securities held to maturity were measured at fair value as discussed below, the Company’s municipal bonds classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities.  Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features.  Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating.  In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy.  Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3.

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

REPO Sweep Accounts - The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

Long-term Borrowings - The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

Note 10 – RECENT ACCOUNTING PRONOUNCEMENTS.

Reserve for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for intra-period activity is not expected to impact the Company’s financial position, results of operations, or liquidity.

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets and liabilities; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance effective January 1, 2010 did not impact the Company’s financial position, results of operations, or liquidity. Refer to Note 8, “Fair Value Measurements,” for the Company’s fair value disclosures.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
 AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2010 and December 31, 2009, and the results of operations for the three- and six-month periods ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended June 30, 2010, the Company reported net income from continuing operations of $319,000, or $0.11 per basic and diluted share, compared to $42,000, or $0.01 per basic and diluted share, for the year earlier period, an increase of $277,000.  Net income from continuing operations increased by $333,000 to $522,000, or $0.18 per share, for the six months ended June 30, 2010 from $189,000, or $0.07 per share, for the same period ended June 30, 2009.

Total assets decreased by $6.6 million, or 2.8%, from $233.5 million as of December 31, 2009 to $227.0 million as of June 30, 2010. Cash and cash equivalents increased by $2.3 million while investment securities available for sale increased by $558,000, investment securities held to maturity decreased by $1.4 million and net loans receivable decreased $7.6 million during this time period. Total deposits decreased $273,000 from December 31, 2009 to June 30, 2010,  Federal Home Loan Bank advances decreased by $6.4 million, notes payable decreased $631,000 and equity increased by $448,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2010, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2009 Annual Report. Management believes its critical accounting policies relate to the valuation of Company’s investment securities, allowance for loan losses, mortgage servicing rights and intangible assets.

Management has determined that the valuation of deferred tax assets represented an additional critical accounting policy at June 30, 2010. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. As of June 30, 2010, the Company had recorded a valuation allowance of $2.9 million related to its deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS:   Total assets decreased $6.6 million, or 2.8%, to $226.9 million at June 30, 2010 from $233.5 million at December 31, 2009.  Investment securities available for sale increased $558,000, or 1.7%, and investment securities held to maturity decreased by $1.4 million, or 34.5%, from December 31, 2009 to June 30, 2010 as we restructured our securities portfolio to reduce credit risk and improve our risk-weighted capital ratios.  Net loans receivable decreased $7.6 million, or 4.4% to $163.6 million at June 30, 2010 from $171.2 million at December 31, 2009. The decrease in net loans was attributable primarily to shrinkage in each of our loan portfolios:  the residential mortgage loan portfolio shrunk by $4.3 million due to portfolio mortgage refinances which were sold into the secondary market wherever possible due to continued historically low market interest rates; the commercial loan portfolio shrunk by $2.6 million due to loan pay-offs and charge-offs;  and our consumer loan portfolio decreased $1.3 million due to slowed origination activity related to declining property values.

LIABILITIES:   Deposits decreased only slightly by $273,000 to $157.8 million at June 30, 2010 from $158.1 million at December 31, 2009. However, the composition of our deposits changed during the six-month period. Our liquid certificate of deposit product (from which customers can make a penalty-free withdrawal with seven days advance written notice) decreased by $8.3 million as we were not the market leader in rates on this product during this time period.  The decrease in our liquid certificate of deposit products was partially offset by increases of $2.4 million in traditional certificate of deposit accounts (which cannot be redeemed before maturity without penalty), $4.6 million in money market accounts, $200,000 in non-interest bearing demand deposit accounts and $834,000 in savings deposit accounts. Total FHLB advances decreased $6.4 million to $38.0 million at June 30, 2010 from $44.4 million at December 31, 2009 as we paid down advances primarily with funds from loan payments and loan payoffs. Also, during the six-month period ended June 30, 2010 we paid off the note payable due to the former owners of the InsuranCenter in the amount of $631,000.

EQUITY:   Stockholders’ equity increased $448,000 to $23.5 million at June 30, 2010 from $23.1 million at December 31, 2009. The increase was due primarily to net income for the six-month period of $522,000. The decrease of $189,000 in the unrealized gain on available-for-sale securities was partially offset by changes in unearned compensation related to vesting of previously granted employee stock options and awards.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

General: Net income from continuing operations increased by $277,000 to net income of $319,000 for the three months ended June 30, 2010 from $42,000 for the same period ended June 30, 2009.

Interest Income:   Interest income decreased to $2.9 million for the three months ended June 30, 2010 from $3.2 million for the year earlier period, due to two factors: a decrease of $15.5 million in the average balance of interest-earning assets to $212.6 million for the three month period ended June 30, 2010 from $228.1 million for the three month period ended June 30, 2009 and a decrease of 16 basis points in the average yield on these assets period over period.

Interest Expense:   Interest expense decreased to $900,000 for the three months ended June 30, 2010 from $1.3 million for the three months ended June 30, 2009. The decrease in interest expense for the three month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased from 3.11% for the three months ended June 30, 2009 to 2.31% for the three months ended June 30, 2010 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 106 basis points from 4.02% for the three months ended June 30, 2009 to 2.96% for the three months ended June 30, 2010 due to decreases in market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2010
	Compared to
	Quarter ended June 30, 2009
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(358)	$46	$(312)
Investment securities	39	(24)	15
Other investments	11	(15)	(4)
Total interest-earning assets	(308)	7	(301)

Interest-bearing liabilities:			-
Savings Deposits	-	(4)	(4)
Money Market/NOW accounts	18	(39)	(21)
Certificates of Deposit	(92)	(162)	(254)
Deposits	(74)	(205)	(279)
Borrowed funds	(26)	(103)	(129)
Total interest-bearing liabilities	(100)	(308)	(408)

Change in net interest income	$(208)	$315	$107

Net Interest Income:   Net interest income increased to $2.0 million for the three-month period ended June 30, 2010 from $1.9 million for the same period in 2009.  For the three months ended June 30, 2010, average interest-earning assets decreased $15.5 million, or 6.8% when compared to the same period in 2009. Average interest-bearing liabilities decreased $7.0 million, or 3.5%, to $191.8 million for the quarter ended June 30, 2010 from $198.8 million for the quarter ended June 30, 2009.  The yield on average interest-earning assets decreased to 5.43% for the three-month period ended June 30, 2010 from 5.62% for the same period ended in 2009 and the cost of average interest-bearing liabilities decreased to 1.88% from 2.64% for the  three-month periods ended June 30, 2010 and 2009, respectively.  The net interest margin increased to 3.73% for the three-month period ended June 30, 2010 from 3.32% for same period in 2009.

Provision for Loan Losses:   The allowance for loan losses is established through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibiity of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.   The provision for loan losses amounted to $595,000 for the three month period ended June 30, 2010 and $252,000 for the comparable period in 2009.  The increase related mainly to one previously identified substandard classified commercial credit for which we received updated information which indicated that an additional reserve of $751,000 was required, partially offset by the movement of a large commercial loan from our higher-risk construction pool to the general commercial loan pool as the construction phase was successfully completed.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At June 30, 2010
Real estate loans:
Construction	$4,378	$-	$2,651
One - to four - family	76,983	-	2,671
Commercial Mortgages	56,837	-	1,317
Home equity lines of credit/ Junior liens	17,668	-	263
Commercial loans	8,824	4	71
Consumer loans	2,314	22	-

Total gross loans	167,004	26	6,973
Less:
Net deferred loan fees	(261)	1	(6)
Allowance for loan losses	(3,126)	-	(609)
Total loans, net	$163,617	$27	$6,358

At December 31, 2009
Real estate loans:
Construction	$9,019	$-	$3,546
One - to four - family	81,193	89	2,944
Commercial Mortgages	53,784	2,697	2,204
Home equity lines of credit/Junior liens	18,732	21	157
Commercial loans	9,873	-	96
Consumer loans	2,553	32	-

Total gross loans	175,154	2,839	8,947
Less:
Net deferred loan fees	(275)	(1)	(11)
Allowance for loan losses	(3,660)	(80)	(954)
Total loans, net	$171,219	$2,758	$7,982

Non Interest Income: Non interest income increased to $1.3 million for the three months ended June 30, 2010 from $764,000 for the three months ended June 30, 2009 primarily due to a $447,000 gain on sale of investments as a result of a restructuring of the investment portfolio in an effort to reduce credit risk (see Note 3 – Securities for a more expanded discussion), as well as a $200,000 settlement on a lawsuit.  Offsetting these positive factors was a decrease in mortgage banking activities income. Despite current historically low interest rates, mortgage banking activities, consisting mostly of homeowner refinances, peaked in March 2009. Mortgage refinances were considerably lower for the three-month period ended June 30, 2010 as compared to the prior year period.

Non Interest Expense: Non interest expense increased from $2.3 million for the three months ended June 30, 2009 to $2.4 million for the three months ended June 30, 2010, due primarily to a $185,000 second write-down on a commercial REO property based upon updated valuation information obtained during the quarter. Partially offsetting the increase in other expense, our FDIC premiums decreased for the three-month period ended June 30, 2010 due to a FDIC special assessment of $108,000 paid during the second quarter of 2009.

Income Taxes:   The Company had federal income tax benefit of  $102,000 for the three months ended June 30, 2010 due to a partial reversal of our deferred tax asset valuation allowance, compared to a federal income tax expense of less than $1,000 for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

General: Net income from continuing operations increased by $333,000 to net income of $522,000 for the six months ended June 30, 2010 from $189,000 for the same period ended June 30, 2009.

Interest Income:   Interest income decreased by $710,000 to $5.8 million for the six-month period ended June 30, 2010 from $6.5 million for the same period in 2009. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $16.3 million to $214.2 million for the six-month period ended June 30, 2010 from $230.6 million for the six-month period ended June 30, 2009. In addition, we experienced a decrease in the yield on our interest earning assets of 24 basis points period over period due mainly to lower market interest rates period over period.

Interest Expense:   Interest expense for the six months ended June 30, 2010 decreased to $1.9 million from $2.8 million for the six months ended June 30, 2009. The decrease in interest expense for the six-month period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased 100 basis points from 3.38% for the six months ended June 30, 2009 to 2.38% for the six months ended June 30, 2010, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 114 basis points from 4.08% for the six months ended June 30, 2009 to 2.94% for the six months ended June 30, 2010 due primarily to lower market interest rates period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2010
	Compared to
	Six Months ended June 30, 2009
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(671)	$(44)	$(715)
Investment securities	54	(40)	14
Other investments	13	(22)	(9)
Total interest-earning assets	(604)	(106)	(710)

Interest-bearing liabilities:			-
Savings Deposits	1	(8)	(7)
Money Market/NOW accounts	30	(81)	(51)
Certificates of Deposit	(239)	(405)	(644)
Deposits	(208)	(494)	(702)
Borrowed funds	(12)	(227)	(239)
Total interest-bearing liabilities	(220)	(721)	(941)

Change in net interest income	$(384)	$615	$231

Net Interest Income:   Net interest income increased by $231,000 for the six-month period ended June 30, 2010 compared to the same period in 2009.  For the six months ended June 30, 2010, average interest-earning assets decreased $16.3 million, or 7.1%, when compared to the same period in 2009. Average interest-bearing liabilities decreased $8.9 million, or 4.4%, to $193.0 million for the six-month period ended June 30, 2010 from $201.9 million for the six-month period ended June 30, 2009.  The yield on average interest-earning assets decreased to 5.40% for the six month period ended June 30, 2010 from 5.65% for the same period ended in 2009 while the cost of average interest-bearing liabilities decreased to 1.94% from 2.79%  for the six-month periods ended June 30, 2010 and 2009, respectively.  The net interest margin increased to 3.67% for the six month period ended June 30, 2010 from 3.22% for same period in 2009.

Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

Nonperforming assets decreased by $5.4 million from December 31, 2009 to June 30, 2010. A large portion of this decrease related to three commercial loans totaling $2.7 million which had matured and were 90 or more days delinquent at December 31, 2009. The Bank has since rewritten these loans at market terms and rates and obtained additional collateral. These loans have since maintained current status. Also, a $469,000 commercial loan moved back to accruing status after more than 12 months of current payments.  In addition to these positive factors which affected the decrease in non-performing assets were a large non-accrual commercial loan relationship totaling approximately $2.4 million for which we took a $751,000 charge-down to net realizable value during the six-month period ended June 30, 2010, approximately $400,000 in other loan charge-offs and $250,000 in additional write-downs on other real-estate owned due to receipt of updated information on value.

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Total non-accrual loans	$6,973	$8,947

Accrual loans delinquent 90 days or more:
One- to four-family residential	-	89
Other real estate loans	-	2,696
Construction	-	-
Purchased Out-of-State	-	-
Commerical	4	-
Consumer & other	22	54
Total accrual loans delinquent 90 days or more	$26	$2,839

Total nonperforming loans (1)	6,999	11,786
Total real estate owned-residential mortgages (2)	500	584
Total real estate owned-Commercial (2)	2,489	2,985
Total real estate owned-Consumer & other repossessed assets (2)	3	11
Total nonperforming assets	$9,991	$15,366

Total nonperforming loans to loans receivable	4.20%	6.73%
Total nonperforming assets to total assets	4.40%	6.58%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2)
Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses:    The provision for loan losses amounted to $606,000 for the six-month period ended June 30, 2010 and $516,000 for the comparable period in 2009.  Both six-month periods included increases in the provision for charge-downs on commercial credits. The ratio of nonperforming loans to total loans was 4.20% and 6.73% at June 30, 2010 and December 31, 2009, respectively.  As a percent of total assets, nonperforming loans decreased to 4.40% at June 30, 2010 from 6.58% at December 31, 2009.

Non Interest Income: Non interest income increased from $1.6 million for the six months ended June 30, 2009 to $1.8 million for the six months ended June 30, 2010, mainly due to a $447,000 gain on sale of investments as a result of a restructuring of the investment portfolio in an effort to reduce credit risk as well as a $200,000 settlement on a lawsuit.  Offsetting these positive factors was a decrease in mortgage banking activities income for six-month period, as discussed above in the analysis of results for the three-month period ended June 30, 2010.

Non Interest Expense. Non interest expense increased from $4.5 million for the six months ended June 30, 2009 to $4.6 million for the six months ended June 30, 2010. The increase was primarily due to a $185,000 second write-down on a commercial REO property based upon updated valuation information obtained, partially offset by  a decrease in our  FDIC premiums to a FDIC special assessment of $108,000 paid during the second quarter of 2009.

Income Taxes: The Company had no federal income tax expense for the six months ended June 30, 2010  due to the partial reversal of the Company’s deferred tax asset valuation allowance, compared to $52,000 for the same period in 2009.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations.  This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of June 30, 2010 was $35.2 million, or 31.6% compared to $27.5 million, or 22.0% at December 31, 2009.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including  real estate development loans.  During the six month period ended June 30, 2010, the Company originated $17.4 million in residential mortgage loans, of which $2.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $39.0 million in originations during the first six months of 2009 of which $4.4 million were retained in portfolio.  The Company also originated $5.4 million of commercial loans and $2.2 million of consumer loans in the first  six months of 2009 compared to $13.7 million of commercial loans and $2.2 million of consumer loans for the same period in 2009.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised  46.3% and 45.5%, commercial loans 41.7% and 41.9% and consumer loans 12.0% and 12.6% at June 30, 2010 and June 30, 2009, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes.  At June 30, 2010 deposits funded 69.5% of the Company’s total assets compared to 67.7% at December 31, 2009.  Certificates of deposit scheduled to mature in less than one year at June 30, 2010 totaled $43.3 million. Management believes that a significant portion of such deposits will remain with the Bank.  The Bank  monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At June 30, 2010 the Company had $38.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 16.7% at June 30, 2010 as compared to 19.0% at December 31, 2009.  At June 30, 2010m the Company has sufficient available collateral to obtain additional advances of $12.7 million.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2010 was $23.5 million, or 10.4% of total assets, compared to $23.1 million, or 9.9% of total assets, at December 31, 2009 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations.  The Bank was considered “well capitalized” under all capital requirements set forth by the OTS as of June 30, 2010.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2010:

	Actual		Regulatory Minimum		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tier 1 (Core) capital (to adjusted assets)	$20,998	9.34%	$8,997	4.00%	$11,246	5.00%
Total risk-based capital (to risk-weighted assets)	$22,928	14.91%	$12,304	8.00%	$15,380	10.00%
Tier 1 risk-based capital (to risk weighted assets)	$20,998	13.65%	$6,152	4.00%	$9,228	6.00%
Tangible Capital (to tangible assets)	$20,998	9.34%	$3,374	1.50%	$4,499	2.00%

ITEM 3  -  QUALITATIVE AND QUANTITIATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4  -  CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2010
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

Item 4 - (Removed and Reserved):

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
Quarter Ended June 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 16, 2010

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 16, 2010