Form 10-Q
period 2010-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2010-11-15
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 15, 2010
(Title of Class)	2,884,249 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended September 30, 2010

INDEX

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
Consolidated Balance Sheet at September 30, 2010 and December 31, 2009	3
Consolidated Statements of Income for the Three and Nine Months
Ended September 30, 2010 and September 30, 2009	4
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2010	5
Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2010 and September 30, 2009	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3 – QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4 - CONTROLS AND PROCEDURES	24

Part II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	25
ITEM 1A - RISK FACTORS	25
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4 – (REMOVED AND RESERVED	25
ITEM 5 - OTHER INFORMATION	25
ITEM 6 - EXHIBITS	25
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

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$4,935,335	$2,583,131
Overnight deposits with FHLB	24,354	515,927
Total cash and cash equivalents	4,959,689	3,099,058
Securities AFS	34,750,106	33,712,724
Securities HTM	2,570,000	3,928,167
Loans held for sale	832,347	51,970
Loans receivable, net of allowance for loan losses of $3,046,058 and
$3,660,344 as of September 30, 2010 and December 31, 2009, respectively	161,684,007	171,219,105
Foreclosed real estate and other repossessed assets	3,591,575	3,579,895
Federal Home Loan Bank stock, at cost	4,196,900	4,196,900
Premises and equipment	6,165,192	6,563,683
Accrued interest receivable	1,213,131	1,230,287
Intangible assets	700,419	919,757
Prepaid FDIC premiums	1,051,147	1,314,850
Deferred tax asset	492,899	559,235
Other assets	3,461,915	3,130,063
Total assets	$225,669,327	$233,505,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,550,836	$158,099,809
Advances from borrowers for taxes and insurance	207,227	105,419
Federal Home Loan Bank advances	37,000,000	44,400,000
Note payable	-	630,927
REPO sweep accounts	6,386,899	5,407,791
Accrued expenses and other liabilities	1,666,751	1,809,266
Total liabilities	201,811,713	210,453,212

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized
3,191,999 shares issued)	31,920	31,920
Additional paid-in capital	23,796,238	23,722,767
Retained earnings	2,593,552	2,000,264
Treasury stock at cost (307,750 shares	(2,963,918)	(2,963,918)
Unearned compensation	(69,094)	(161,678)
Accumulated other comprehensive income	468,916	423,127
Total stockholders' equity	23,857,614	23,052,482

Total liabilities and stockholders' equity	$225,669,327	$233,505,694

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,590,033	$2,762,789	$7,683,432	$8,570,404
Interest and dividends on investments
Taxable	107,002	154,682	346,409	413,204
Tax-exempt	40,739	57,038	152,005	171,584
Interest on mortgage-backed securities	168,757	136,177	490,603	430,928
Total interest income	2,906,531	3,110,686	8,672,449	9,586,120

Interest expense:
Interest on deposits	560,106	795,356	1,799,663	2,736,532
Interest on borrowings	291,228	422,715	908,467	1,279,247
Total interest expense	851,334	1,218,071	2,708,130	4,015,779

Net interest income	2,055,197	1,892,615	5,964,319	5,570,341
Provision for loan losses	352,711	2,976,642	958,639	3,492,711
Net interest income (expense) after provision for loan losses	1,702,486	(1,084,027)	5,005,680	2,077,630

Non Interest income:
Service charges and other fees	206,024	217,159	609,538	661,488
Mortgage banking activities	447,319	244,550	1,010,634	1,167,626
Gain on sale of available-for-sale investments	-	-	496,817	1,227
Net gain (loss) on sale of premises and equipment,
real estate owned and other repossessed assets	(1,146)	(2,128)	52,720	25,350
Insurance & brokerage commissions	-	15,157	-	129,798
Other	65,267	16,637	391,603	67,997
Total non interest income	717,464	491,375	2,561,312	2,053,486

Non interest expenses:
Compensation and employee benefits	1,203,327	1,095,509	3,568,567	3,414,767
FDIC Insurance premiums	88,820	106,199	277,368	376,807
Advertising	42,320	31,784	98,312	93,655
Occupancy	277,658	294,567	878,471	897,054
Amortization of intangible assets	73,113	73,113	219,338	199,983
Service bureau charges	71,230	76,533	236,926	255,043
Professional services	79,008	93,588	331,210	359,711
Other	512,725	305,341	1,363,511	962,826
Total non interest expenses	2,348,201	2,076,634	6,973,703	6,559,846

Income (loss) from continuing operations before income tax benefit	71,749	(2,669,286)	593,289	(2,428,731)
Income tax expense from continuing operations	-	1,148,845	-	1,200,585
Net income (loss) from continuing operations	71,749	(3,818,130)	593,289	(3,629,316)

Loss from discontinued operations, net of income tax benefit
of $43,209	-	-	-	(83,875)
Gain on sale of discontinued operations, net of income tax expense
of $19,585	-	-	-	38,017
Loss from discontinued operations	-	-	-	(45,858)

Net Income (loss)	$71,749	$(3,818,130)	$593,289	$(3,675,174)

Per share data:
Income (loss) per share from continuing operations
Basic	$0.02	$(1.32)	$0.21	$(1.26)
Diluted	$0.02	$(1.32)	$0.21	$(1.26)
Loss per share from discontinued operations
Basic	$-	$-	$-	$(0.02)
Diluted	$-	$-	$-	$(0.02)
Net income (loss) per share
Basic	$0.02	$(1.32)	$0.21	$(1.27)
Diluted	$0.02	$(1.32)	$0.21	$(1.27)

Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2009	$31,920	$(2,963,918)	$23,722,767	$(161,678)	$2,000,263	$423,127	$23,052,481

Stock-based compensation	-	-	73,471	92,584	-	-	166,055

Net income for the period	-	-	-	-	593,289	-	593,289

Change in unrealized gain:
on available-for-sale securities
(net of tax of $23,588)	-	-	-	-	-	45,789	45,789

Total comprehensive income	-	-	-	-	-	-	639,078

Balance at September 30, 2010	$31,920	$(2,963,918)	$23,796,238	$(69,094)	$2,593,552	$468,916	$23,857,614

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$593,289	$(3,675,174)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	608,538	624,223
Provision for loan loss	958,639	3,492,711
Amortization and accretion on securities	93,265	50,224
Gain on sale of investment securities	(496,817)	(1,227)
ESOP contribution	-	13,122
Stock-based compensation	166,055	158,409
Gain on sale of loans held for sale	(436,243)	(492,288)
Originations of loans held for sale	(30,128,868)	(42,604,156)
Proceeds from sale of loans held for sale	29,784,734	43,153,444
Gain on sale of fixed assets	(9,423)	(47,974)
Net change in
Accrued interest receivable	17,156	100,578
Other assets	(125,559)	(814,186)
Prepaid FDIC insurance premiums	263,703	-
Deferred income tax benefit	66,336	1,117,022
Accrued expenses and other liabilities	(384,078)	773,590

Net cash provided by operating activities	970,727	1,848,318

Cash Flows from Investing Activities:
Net decrease in loans	8,576,460	6,694,579
Proceeds from maturity and sale of securities	22,347,073	10,072,221
Proceeds from sale of property and equipment	30,874	1,501,066
Net change in discontinued operations	-	1,533,942
Purchase of securities	(21,553,359)	(17,226,243)
Purchase of premises and equipment	(12,160)	(118,810)
Net cash provided by investing activities	9,388,888	2,456,755

Cash Flows from Financing Activities:
Net decrease in deposits	(1,548,973)	(9,420,589)
Net increase (decrease) in Repo Sweep accounts	979,108	(2,574,972)
Net increase in advances from borrowers	101,808	84,490
Additions to advances from Federal Home Loan Bank and notes payable .	12,925,000	55,560,000
Repayments of Federal Home Loan Bank advances and notes payable	(20,955,927)	(49,147,724)
Net cash used for financing activities	(8,498,984)	(5,498,795)

Net increase (decrease) in cash and cash equivalents	1,860,631	(1,193,722)
Cash and cash equivalents at beginning of period	3,099,058	3,470,311
Cash and cash equivalents at end of period	$4,959,689	$2,276,589

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$2,796,474	$4,197,740

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 with the Securities and Exchange Commission.

                    All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent.  The carrying value and estimated fair value of securities are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale

U.S. Government and agency obligations	$7,524	$109	$-	7,633
Municipal obligations	4,893	271	-	5,164
Corporate bonds & other obligations	1,000	14	-	1,014
Mortgage-backed securities	20,621	318	1	20,938
Equity investments	2	-	1	1

Total	$34,040	$712	$2	$34,750

Securities Held to Maturity
Municipal notes	$2,570	$191	$-	$2,761

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$8,220	$37	$-	8,257
Municipal obligations	7,870	183	-	8,053
Corporate bonds & other obligations	1,000	2	-	1,002
Mortgage-backed securities	15,979	419	1	16,397
Equity investments	3	1	-	4

Total	$33,072	$642	$1	$33,713

Securities Held to Maturity
Municipal notes	$3,928	$159	$3	$4,084

The amortized cost and estimated market value of securities at September 30, 2010, by contract maturity,   are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2010
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$3,294	$3,347
Due after one year through five years	7,795	7,942
Due in five year through ten years	1,847	1,951
Due after ten years	481	571

Subtotal	13,417	13,811

Equity securities	2	1
Mortgage-backed securities	20,621	20,938

Total	$34,040	$34,750

Held To Maturity:
Due in one year or less	$85	$86
Due after one year through five years	365	390
Due in five year through ten years	630	683
Due after ten years	1,490	1,602

Total	$2,570	$2,761

At September 30, 2010 and December 31, 2009, securities with a carrying value and fair value of $28,764,119 and $24,265,000, respectively, were pledged to secure our REPO sweep accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2010 and 2009 were $10,354,000 and $1,000,000, respectively, resulting in gross gains of $497,000 and $1,000, respectively and gross losses of $0 and $0, respectively.

During the nine-month period ended September 30, 2010 the Company restructured its investment portfolio by selling 16 bonds, mostly issued by Freddie Mac (FHLMC) and Fannie Mae (FNMA). Although these bonds have government guarantees, they are only implied guarantees; hence the bonds are not truly backed by the full faith and credit of the United States.   The bonds sold were replaced with GNMA bonds, which are supported by the explicit full faith and credit of the United States government. By selling the municipal, FNMA and FHLMC bonds the Company was able to accomplish two things:

•	Reduce its overall credit risk in the investment portfolio.
•	Improve its risk-based capital position as bonds sold were 20% risk-weighted while the replacement bonds are 0% risk-weighted.

The Company concluded this move was prudent and necessary due to the following reasons:

•	Because of the timing of the restructuring, the Company was able to capture some previously unrealized gains.
•
The Company did forego a higher yield (approximately 10 basis points), but was able to minimize the yield loss by buying longer-term GNMAs, which was possible because of the minimal level of interest-rate risk inherent in the Company’s balance sheet.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Corporate bonds and other obligations	-	-	-	-
Municipal obligations	-	-	-	-
Mortgage-backed securities	1,994	1	-	-
Equity securities	-	-	2	1

Total	$1,994	$1	$4	$1

	December 31, 2009
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Corporate bonds and other obligations	-	-	-	-
Municipal obligations	-	-	13	1
Mortgage-backed securities	-	-	-	-
Equity securities	-	-	-	-

Total	$-	$-	$13	$1

Held to Maturity:
Municipal notes	$-	$-	$27	$3

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2010	2009
	(in thousands)
Real estate loans:
Residential mortgage	$74,261	$81,620
Commercial loans:
Secured by real estate	62,527	62,376
Other	8,574	9,873
Total commercial loans	71,101	72,249

Consumer loans:
Secured by real estate	17,425	18,732
Other	2,182	2,553

Total consumer loans	19,607	21,285
Total gross loans	$164,969	$175,154
Less:
Net deferred loan fees	(239)	(275)
Allowance for loan losses	(3,046)	(3,660)

Total loans, net	$161,684	$171,219

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

Note 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders , permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum to be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and nine months ended September 30, 2010 the Company awarded no shares under the 2006 Stock-Based Incentive Plan.  Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2010 is presented below:
			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2010	188,132	$9.47

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(2,000)	$9.54

Oustanding at September 30, 2010	186,132	$9.47	5.82	$0

Options Exercisable at September 30, 2010	148,774	$9.46	4.38	$0

A summary of the status of the Company’s nonvested options as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	73,476	$2.11

Granted	0	N/A

Vested	(34,118)	$2.11

Forfeited	(2,000)	$2.10

Nonvested at September 30, 2010	37,358	$2.10

As of September 30, 2010 there was $45,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during the nine months ended September 30, 2010 was $67,608.

Restricted Stock Awards - As of September 30, 2010 there was $76,000 of unrecognized compensation cost related to nonvested restricted stock awards under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.

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

At September 30, 2010, the Company had outstanding commitments to originate loans of $30.6 million. These commitments included $14.9 million for permanent one-to-four family dwellings, $624,000 for non-residential loans, $276,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.3 million of undisbursed lines of credit on home equity loans, $1.1 million of unused credit card lines, $7.0 million of unused commercial lines of credit, $677,000 of undisbursed commercial construction, $5,000 of unused letters of credit and $1.7 million in unused bounce protection.

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

As noted above, the majority of the assets of the Company’s segment, ICA, were sold on February 27, 2009; therefore no segment information is reported for the three-month period ended September 30, 2009 or for the three- or nine-month periods ended September 30, 2010.

	For the Nine Months Ended
	September 30, 2009
	(in Thousands)
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

Note 9 - FAIR VALUE MEASUREMENTS

FASB ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010
(in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$7,633	$-	$7,633
Municipal obligations	-	5,164	-	5,164
Corporate bonds & other obligations	-	1,014	-	1,014
Mortgage-backed securities	-	20,938	-	20,938
Equity investments	-	1	-	1

Total investment securities - available-for-sale	$-	$34,750	$-	$34,750

Liabilities
None

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$8,257	$-	$8,257
Municipal obligations	-	8,053	-	8,053
Corporate bonds & other obligations	-	1,002	-	1,002
Mortgage-backed securities	-	16,397	-	16,397
Equity investments	-	4	-	4

Total investment securities - available-for-sale	$-	$33,713	$-	$33,713

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2010
(in Thousands)
	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended September 30, 2010	Change in fair value for the nine-month period ended September 30, 2010

Impaired loans accounted for under FASB ASC 310-10	$3,138	$-	$-	$3,138	$267	$868

Other real estate owned -residential mortgages	$615	$-	$-	$615	$16	$55

Other real estate owned - commercial	$2,977	$-	$-	$2,977	$-	$260

Total change in fair value					$283	$1,183

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2009
(in Thousands)
	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended September 30, 2009	Change in fair value for the nine-month period ended September 30, 2009

Impaired loans accounted for under FASB ASC 310-10	$7,155	$-	$-	$4,948	$482	$508

Other real estate owned -residential mortgages	$512	$-	$-	$512	$22	$59

Other real estate owned - commercial	$3,022	$-	$-	$3,022	$592	$622

Total change in fair value					$1,096	$1,189

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

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	(In Thousands)
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,960	$4,960	$3,099	$3,099
Securities available for sale	34,750	34,750	33,713	33,713
Securities held to maturity	2,570	2,761	3,928	4,084
Loans and loans held for sale - Net	162,516	164,031	171,271	171,544
Federal Home Loan Bank stock	4,197	4,197	4,197	4,197
Accrued interest receivable	1,213	1,213	1,230	1,230

Financial liabilities:
Customer deposits	156,551	157,779	158,100	159,081
Federal Home Loan Bank advances	37,000	37,831	44,400	45,552
Note payable	-	-	631	634
REPO sweep accounts	6,387	6,387	5,408	5,408
Accrued interest payable	233	233	322	322

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

Investment Securities Available for Sale: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Note 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets and liabilities; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance effective January 1, 2010 did not impact the Company’s financial position, results of operations, or liquidity. Refer to Note 9, “Fair Value Measurements,” for the Company’s fair value disclosures.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
 AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2010 and December 31, 2009, and the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

The Company operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 8 full-service banking centers. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.

For the quarter ended September 30, 2010, the Company reported net income from continuing operations of $72,000 compared to a net loss of $3.8 million for the year earlier period, an increase in earnings of $3.9 million.  For the nine months ended September 30, 2010, net income from continuing operations was $593,000 compared to a net loss of $3.6 million for the nine months ended September 30, 2009.

Total assets decreased by $7.8 million, or 3.4%, to $225.7 million from December 31, 2009 to September 30, 2010. Investment securities available for sale increased by $1.0 million or 3.1% from December 31, 2009 to September 30, 2010. Net loans receivable decreased $9.5 million or 5.6% during that same time period. Total deposits decreased $1.5 million, or 1.0% from December 31, 2009 to September 30, 2010 and REPO sweep accounts increased by $1.0 million, or 18.1% during that same time period. Federal Home Loan Bank advances decreased by $7.4 million or 16.7% from December 31, 2009 to September 30, 2010. Equity increased by $805,000, or 3.5% to $23.9 million during the nine-month period ended September 30, 2010.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2010, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2009 Annual Report. Management believes its critical accounting policies relate to the Company’s investment securities, allowance for loan losses, mortgage servicing rights and intangible assets.

Management has determined that the valuation of deferred tax assets represented an additional critical accounting policy at September 30, 2010. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. As of September 30, 2010 the Company had recorded a valuation allowance of $2.8 million related to its deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS:   Total assets decreased $7.8 million, or 3.4%, to $225.7 million at September 30, 2010 from $233.5 million at December 31, 2009.  During that nine-month period the following changes occurred: investment securities available for sale increased $1.0 million, or 3.1%, to $34.8 million; cash and cash equivalents increased $1.9 million or 60.0% to $5.0 million; and net loans receivable decreased $9.5 million, or 5.6%, to $161.7 million. Mortgage loans decreased by $7.4 million, consumer loans decreased by $1.7 million and commercial loans decreased by $1.1 million as loan originations declined due to weaker economic conditions in our primary lending markets and due to our sale of the majority of our mortgage loans into the secondary market.

LIABILITIES:   Deposits decreased $1.5 million, or 1.0%, to $156.6 million at September 30, 2010 from $158.1 million at December 31, 2009. The composition of our deposits changed markedly during the nine-month period. Our liquid certificate of deposit product (from which customers can make a penalty-free withdrawal with seven days advance written notice) decreased by $8.9 million and our non interest-bearing checking accounts decreased by $752,000 during this time period.  Partially offsetting those decreases were increases in the following deposit products:  $1.3 million in our traditional certificate of deposit accounts (which cannot be redeemed before maturity without penalty); $6.2 million in money market accounts; $933,000 in savings deposit accounts; and $536,000 in NOW accounts. During this same time period, Repo sweep accounts increased $979,000 or 18.1% to $6.4 million. FHLB advances decreased $7.4 million, or 16.7%, to $37.0 million at September 30, 2010 from $44.4 million at December 31, 2009 due to decreases in our assets.

EQUITY:   Stockholders’ equity increased to $23.9 million at September 30, 2010 from $23.1 million at December 31, 2009, an increase of $805,000. The increase in stockholders’ equity was mainly attributable to our net income for the nine-month period of $593,000.  The unrealized gain on available for sale securities, net of tax, was $469,000 at September 30, 2010 as compared to $423,000 at December 31, 2009, an increase of $46,000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

General: Net income from continuing operations increased by $3.9 million to $72,000 for the three months ended September 30, 2010 from a net loss of $3.8 million for the same period ended September 30, 2009.  This increase was attributable to two main factors: a decrease in provision for loan losses of $2.6 million to $353,000 for the three months ended September 30, 2010 as compared to $3.0 million for the same period in 2009 and the establishment of a $2.0 million valuation allowance on our deferred tax assets during the three-month period ended September 30, 2009.

Interest Income: Interest income was $2.9 million for the three months ended September 30, 2010, compared to $3.1 million for the comparable period in 2009. The decrease in interest income was due primarily to two factors: a decrease in the average balance of our interest-earning assets due to a reduction in the size of our loan portfolios and a decrease in the yield on interest-earning assets due in part to lower market interest rates.   The average balance of non-mortgage loans decreased $11.5 million quarter over quarter, as we continued to experience a decline in loan originations due to economic conditions in our market areas. The average balance of mortgage loans decreased $7.5 million period over period as we continued to sell a majority of those loans into the secondary market. The declines were partially offset by an increase in average balances of AFS investment securities of $4.3 million.  The yield on our interest-earning assets declined from 5.58% for the three-month period ended September 30, 2009 to 5.53% for the same period in 2010.

Interest Expense: Interest expense was $851,000 for the three-month period ended September 30, 2010, compared to $1.2 million for the same period in 2009.  The decrease in interest expense for the three-month period was due primarily to a $9.4 million decrease in the average balances of certificates of deposits period over period and a 75 basis point decline in average rate on those deposits due mainly to higher-costing certificates which matured and re-priced lower in the lower market interest rate environment. In addition, we experienced a $3.3 million decrease in the average balance of FHLB advances for the three months ended September 30, 2010 when compared to the same period in 2009. The average rate on those advances decreased 101 basis points to 2.94% for the three-month period ended September 30, 2010 as compared to the year-earlier period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2010
	Compared to
	Quarter ended September 30, 2009
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(303)	$130	$(173)
Investment securities	-	8	$8
Other investments	14	(53)	$(39)
Total interest-earning assets	(289)	85	(204)

Interest-bearing liabilities:			-
Savings Deposits	1	(3)	(2)
Money Market/NOW accounts	(14)	13	(1)
Certificates of Deposit	(82)	(150)	(232)
Deposits	(95)	(140)	(235)
Borrowed funds	(39)	(93)	(132)
Total interest-bearing liabilities	(134)	(233)	(367)

Change in net interest income	$(155)	$318	$163

Net Interest Income: Net interest income increased $163,000 to $2.0 million for the three-month period ended September 30, 2010 as compared to $1.9 million for the same period in 2009.  For the three months ended September 30, 2010, average interest-earning assets decreased $12.8 million, or 5.8%, to $209.5 million when compared to the same period in 2009. Average interest-bearing liabilities decreased $7.1 million, or 3.6%, to $190.8 million for the quarter ended September 30, 2010 from $197.9 million for the quarter ended September 30, 2009.  The yield on average interest-earning assets decreased to 5.53% for the three month period ended September 30, 2010 from 5.58% for the same period ended in 2009. The cost of average interest-bearing liabilities decreased to 1.76% from 2.43% for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.  The decrease in asset yields on interest earning assets, offset by a greater decrease in our cost of funds resulted in a increase in our net interest margin of 52 basis points to 3.93% for the three-month period ended September 30, 2010 from 3.41% for same period in 2009.

Provision for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.   The provision for loan losses amounted to $353,000 for the three month period ended September 30, 2010 and $3.0 million for the comparable period in 2009.  The decrease for the three-month period related primarily to three factors:
•	During the quarter ended September 30, 2009, two large commercial relationships were placed on non-accrual status, resulting in additional provision totaling almost $1.5 million during that quarter.
•	During the quarter ended September 30, 2010, we established approximately $500,000 in specific reserves on two out-of-state commercial participation loans due to new information received.
•
Despite the $500,000 in specific reserves, our provision for loan losses was only $353,000 because our history of commercial charge-offs resulted in a higher estimated loss factor being applied to our entire portfolio of commercial loans for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2010 when a declining commercial charge-off history resulted in a decrease in the estimated loss factor applied to the portfolio of commercial loans.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
Construction	$4,067	$-	$1,859
One - to four - family	73,481	320	2,537
Commercial Mortgages	59,240	-	1,223
Home equity lines of credit/ Junior liens	17,425	-	243
Commercial loans	8,574	-	56
Consumer loans	2,182	6	6

Total gross loans	164,969	326	5,924
Less:
Net deferred loan fees	(239)	(2)	(4)
Allowance for loan losses	(3,046)	-	(573)
Total loans, net	$161,684	$324	$5,347

At December 31, 2009
Real estate loans:
Construction	$9,019	$-	$3,546
One - to four - family	81,193	89	2,944
Commercial Mortgages	53,784	2,697	2,204
Home equity lines of credit/Junior liens	18,732	21	157
Commercial loans	9,873	-	96
Consumer loans	2,553	32	-

Total gross loans	175,154	2,839	8,947
Less:
Net deferred loan fees	(275)	(1)	(11)
Allowance for loan losses	(3,660)	(80)	(954)
Total loans, net	$171,219	$2,758	$7,982
Non Interest Income:   Non interest income was $717,000 for the three month period ended September 30, 2010, an increase of $226,000 or 46.0% from the same period in 2009. This was primarily attributable to an increase in mortgage banking activities income of $203,000 period over period income as refinance activity was significantly higher for the quarter ended September 30, 2010 as compared to the prior year period. We sold the majority of those refinanced mortgage loans into the secondary market.

Non Interest Expense: Non interest expense increased to $2.3 million for the three-month period ended September 30, 2010 as compared to $2.1 million for the same period in 2009. The increase was primarily due to expenses associated with troubled credits. In addition, our compensation and benefits increased $108,000 period over period due mainly to an increase in the cost of funding our frozen defined benefit pension plan and also due to changes in our staffing structure. Partially offsetting the increase in other expenses, our FDIC premiums decreased slightly for the three-month period ended September 30, 2010 due to a decrease in deposits.

Income Taxes:   The Company had no federal income tax expense for the three-month period ended September 30, 2010 compared to $1.1 million for the same period in 2009. Federal income tax expense for the three-month period ended September 30, 2009 was impacted by the valuation allowance on our deferred tax assets of $2.0 million. The Company recorded this valuation allowance because it concluded, based on currently available evidence, that it is “more likely than not” that the future tax assets recognized will be not be realized before their expiration.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

General: Net income from continuing operations increased $4.2 million to $593,000 for the nine months ended September 30, 2010 from a net loss of $3.6 million for the same period ended September 30, 2009.  The increase in earnings period over period was primarily attributable to the following factors: a decrease in provision for loan losses of $2.5 million to $959,000 for the nine months ended September 30, 2010 as compared to $3.4 million for the same period in 2009 and a valuation allowance of $2.0 million on our deferred tax assets during the nine-month period ended September 30, 2009.  In addition, non-interest expenses increased $414,000 period over period, due primarily to expenses related to troubled credits.

Interest Income:   Interest income was $8.7 million for the nine months ended September 30, 2010, compared to $9.6 million for the comparable period in 2009. This decrease of $1.0 million, or 9.5%, in interest income was due in large part to decreases of $8.6 million in average balances of mortgage loans and $13.0 million in non-mortgage loans period over period. In addition, the over-all yield on interest earning assets decreased 17 basis points to 5.46% for the nine-month period ended September 30, 2010 as compared to 5.63% for the same period in 2009.

Interest Expense: Interest expense was $2.7 million for the nine-month period ended September 30, 2010 compared to $4.0 million for the same period in 2009. The decrease in interest expense was due primarily to decreases in the average balance of and interest rates on our certificates of deposit period over period. We experienced a $10.8 million decrease in the average balance of certificates of deposit for the nine months ended September 30, 2010 when compared to the same period in 2009 and the average rate on those certificates of deposit decreased 92 basis points to 2.30% for the nine-month period ended September 30, 2010 as compared to the year-earlier period. In addition, our cost of funds relating to our Federal Home Loan Bank (FHLB) advances decreased 109 basis points to 2.94% nine-month period over nine-month period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.
	Nine Months ended September 30, 2010
	Compared to
	Nine Months ended September 30, 2009
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(975)	$88	$(887)
Investment securities	72	(50)	22
Other investments	26	(75)	(49)
Total interest-earning assets	(877)	(37)	(914)

Interest-bearing liabilities:			-
Savings Deposits	1	(10)	(9)
Money Market/NOW accounts	45	(96)	(51)
Certificates of Deposit	(319)	(558)	(877)
Deposits	(273)	(664)	(937)
Borrowed funds	(50)	(321)	(371)
Total interest-bearing liabilities	(323)	(985)	(1,308)

Change in net interest income	$(554)	$948	$394

Net Interest Income: Net interest income increased by $394,000 to $6.0 million for the nine-month period ended September 30, 2010 compared to the same period in 2009.  For the nine months ended September 30, 2010, average interest-earning assets decreased $15.1 million, or 6.7%, when compared to the same period in 2009. Average interest-bearing liabilities decreased $8.3 million, or 4.1% for the same period.  The yield on average interest-earning assets decreased to 5.46% for the nine month period ended September 30, 2010 from 5.63% for the same period ended in 2009. The cost of average interest-bearing liabilities decreased to 1.88% from 2.67% for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.  The net result of  the 17 basis point decrease in asset yields and 79 basis point decrease in the cost of funds was a net interest rate margin increase of 47 basis points to 3.75% for the nine-month period ended September 30, 2010, from 3.28% for the same period in 2009.

Delinquent Loans and Nonperforming Assets: The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank did not have any material restructured loans within the context of SFAS 15.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Total non-accrual loans	$5,924	$8,947

Accrual loans delinquent 90 days or more:
One- to four-family residential	320	89
Other real estate loans	-	2,696
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	6	54
Total accrual loans delinquent 90 days or more	$326	$2,839

Total nonperforming loans (1)	6,250	11,786
Total real estate owned-residential mortgages (2)	612	584
Total real estate owned-Commercial (2)	2,976	2,985
Total real estate owned-Consumer & other repossessed assets (2)	3	11
Total nonperforming assets	$9,841	$15,366

Total nonperforming loans to loans receivable	3.79%	6.73%
Total nonperforming assets to total assets	4.36%	6.58%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)
Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Non-accrual loans decreased by $3.0 million from December 31, 2009 to September 30, 2010. Nonperforming assets decreased by $5.5 million from December 31, 2009 to September 30, 2010. A large portion of this decrease related to three commercial loans totaling $2.7 million which had matured and were 90 or more days delinquent at December 31, 2009. The Bank has since rewritten these loans at market terms and rates and obtained additional collateral. These loans have since maintained current status. Also, during the nine-month period ended September 30, 2010, a $469,000 commercial loan moved back to accruing status after more than 12 months of current payments.  In addition to these positive factors which affected the decrease in non-performing assets were a large non-accrual commercial loan relationship totaling approximately $2.4 million for which we took a $751,000 charge-down to net realizable value during the nine-month period ended September 30, 2010, approximately $780,000 in other loan charge-offs and $250,000 in additional write-downs on other real-estate owned due to receipt of updated information on value.

We have taken a variety of steps over the past three years to address the credit issues identified above (elevated levels of non-performing loans and other real estate and repossessed assets), including the following:
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

Provision for Loan Losses:   The provision for loan losses amounted to $959,000 for the nine-month period ended September 30, 2010 and $3.4 million for the comparable period in 2009.  The ratio of nonperforming loans to total loans was 3.79% at September 30, 2010 and 6.73% at December 31, 2009.  As a percent of total assets, total nonperforming assets decreased to 4.36% at September 30, 2010 from 6.58% at December 31, 2009.  Total nonperforming assets decreased by $5.5 million from December 31, 2009 to September 30, 2010.

Non-Interest Income:   Non-interest income was $2.6 million for the nine-month period ended September 30, 2010, an increase of $508,000 or 24.7%, from the same period in 2009. The nine-month results reflected a $497,000 gain on sale of investments as a result of a restructuring of the investment portfolio in an effort to reduce credit risk as well as a $200,000 settlement on a lawsuit.  For the nine-month period ended September 30, 2010, we experienced a decrease of $157,000 in mortgage banking activities from the prior year period. While mortgage banking activities were stronger in the first two quarters of 2009 as compared to the comparable period in 2010, historically low interest rates continuing into the third quarter of 2010 have resulted in greater mortgage banking activities income in that quarter than in the same quarter in 2009.  This has resulted in a narrowing of the gap to only a $157,000 difference between 2009 and 2010 year-to-date mortgage banking activities income.

Non-Interest Expense:   Non-interest expense was $7.0 million for the nine-month period ended September 30, 2010 as compared to $6.6 million for the nine-month period ended September 30, 2009.  The increase was primarily due to expenses associated with troubled credits. Partially offsetting the increase in other expense, our FDIC premiums decreased for the nine-month period ended September 30, 2010 due to a FDIC special assessment of $108,000 paid during the second quarter of 2009.

Income Taxes:   The Company had no federal income tax expense related to continuing operations for the nine-month period ended September 30, 2010 compared to $1.2 million for the same period in 2009. Federal income tax expense for the nine-month period ended September 30, 2009 was impacted by the valuation allowance on our deferred tax assets of $2.0 million. The Company recorded this valuation allowance because it concluded, based on currently available evidence, that it is “more likely than not” that the future tax assets recognized will be not be realized before their expiration.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations.  This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of September 30, 2010 was $33.4 million, or 29.7%, compared to $27.5 million, or 22.0%, at December 31, 2009.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.  As of September 30, 2010, the Bank had unused borrowing capacity totaling $17.5 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans.  During the nine month period ended September 30, 2010 the Company originated $33.1 million in residential mortgage loans, of which $5.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $50.2 million in originations during the first nine months of 2009 of which $7.7 million were retained in portfolio.  The Company also originated $8.7 million of commercial loans and $3.1 million of consumer loans in the first nine months of 2010 compared to $14.8 million of commercial loans and $3.2 million of consumer loans for the same period in 2009.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.0% and 45.3%, commercial loans 43.1% and 42.3% and consumer loans 11.9% and 12.3% at September 30, 2010 and December 31, 2009, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes.  At September 30, 2010 deposits funded 69.4% of the Company’s total assets compared to 67.7% at December 31, 2009.  Certificates of deposit scheduled to mature in less than one year at September 30, 2010 totaled $42.3 million.  Management believes that a significant portion of such deposits will remain with the Bank.  The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At September 30, 2010 the Company had $37.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 16.4% at September 30, 2010 as compared to 19.0% at December 31, 2009.  The Company has sufficient available collateral to obtain additional advances of $17.5 million as of September 30, 2010.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2010 was $23.9 million, or 10.6% of total assets, compared to $23.1 million, or 9.9% of total assets, at December 31, 2009 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets requirements in accordance with OTS regulations.  The Bank exceeded all regulatory capital requirements at September 30, 2010.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2010:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to
adjusted assets)	$21,171	9.48%	$8,935	4.00%	$11,169	5.00%
Total risk-based capital ( to risk-
weighted assets)	$23,098	15.00%	$12,319	8.00%	$15,399	10.00%
Tier 1 risk-based capital ( to
risk weighted assets)	$21,171	13.75%	$6,160	4.00%	$9,239	6.00%
Tangible Capital ( to
tangible assets)	$21,171	9.48%	$3,351	1.50%	$4,468	2.00%

ITEM 3 - QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

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
Quarter Ended September 30, 2010

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
Quarter Ended September 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 15, 2010

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 15, 2010