Form 10-K
period 2010-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2011-03-28
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2010 ($2.44 per share) was $6.3 million.

As of March 25, 2011, there were issued and outstanding 2,884,049 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2011 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the Year Ended December 31, 2010 (Part II).

PART I

ITEM 1.	BUSINESS

Private Securities Litigation Reform Act Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” ”expect,” “will,” “may,” and words of similar meaning.   These forward-looking statements include, but are not limited to:

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

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results or operations that reduce capital available to pay dividends;

•	regulatory changes or actions; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan.  At December 31, 2010, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $215.7 million, deposits of $155.5 million and stockholders’ equity of $23.2 million.  As of December 31, 2010, First Federal of Northern Michigan Bancorp, Inc. had 2,884,049 shares of common stock issued and outstanding.  First Federal of Northern Michigan Bancorp, Inc.’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (989) 356-9041.

The Company also maintains a website at www.first-federal.com that includes important information on our Company, including a list of our products and services, branch locations and current financial information. In addition, we make available, without charge, through our website, a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports in Form 10-Q, current reports in Form 8-K, and amendments to these filings, if any. Information on our website should not be considered a part of this Annual Report.

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

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan.  The population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 5.4% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was approximately 180,000 according to the 2010 census, a decrease of just over 10% from the estimated 2008 population of approximately 182,000.   Household income for the counties which  comprised our market area in 2009  ranged from approximately $32,000 to $37,000, with the exception of Otsego County, where 2009 household income was approximately $43,000. Household income for our entire market area was below the national level of $50,221 and the state of Michigan level of $45,254, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas.  Household income levels are not expected to increase in our market area in the near future.  The unemployment rate in our primary market area was 14.8% at December 31, 2010, compared to 9.4% nationally and 10.6% for the state of Michigan.

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

As of December 31, 2010, First Federal of Northern Michigan was the only thrift institution headquartered in our market area.  We encounter strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area.  Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets.  We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products.  We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising.  Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General.  The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate.  In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more.  We retain the servicing on a majority of the mortgage loans that we sell.  To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans.  At December 31, 2010, we had total loans of $160.2 million, of which $71.7 million, or 44.8% were one- to four-family residential real estate mortgage loans, $57.5 million, or 35.9% were commercial real estate loans, and $8.8 million, or 5.5%, were commercial loans.  Other loans consisted primarily of home equity loans, which totaled $16.6 million, or 10.3% of total loans, construction loans which totaled $3.5 million or 2.2% of total loans, and other consumer loans which totaled $2.1 million, or 1.3% of total loans.

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

We have in the past originated some fixed-rate loans that are generally amortized over 15 years but that have “balloon payments” that are due upon the maturity of the loan in five years.  As a general rule, we no longer originate this type of mortgage loan. Upon maturity, existing balloon mortgage loans are either underwritten as fixed-rate loans and sold in the secondary mortgage market or rewritten as adjustable rate mortgages at current market rates.  While the majority of our balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over five years.

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

Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. Our lending policies limit the maximum loan-to-value ratio on fixed-rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property serving as collateral for the loan.

We make one- to four-family real estate loans with typical loan-to-value ratios of up to 90%.  However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the borrower to purchase private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2010 approximately $674,000 of these products remained in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending.  We also originate commercial real estate loans. At December 31, 2010, we had a total of 230 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties.  Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2010 we did have $9.9 million in commercial real estate loans located in states other than Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months.  At December 31, 2010, our commercial real estate loans, excluding commercial construction, totaled  $57.7 million, or 36.0% of our total loans, and had an average principal balance of approximately $322,000.  The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature.  An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans.  We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2010, our largest commercial real estate relationship consisted of eight loans having a total principal balance of $2.9 million, which were all performing according to their terms as of December 31, 2010. This loan relationship is secured by five pieces of commercial real estate. Our largest single commercial real estate loan was a loan of $3.6 million, of which $1.5 million has been participated to other banks, leaving a net exposure on our books of $2.1 million.  This loan is secured by a residential real-estate property, furniture, fixtures and all other assets.  At December 31, 2010, this loan was performing according to its terms.

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

Consumer and Other Loans.  We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property.  As of December 31, 2010, consumer and other loans totaled $18.7 million, or 11.7% of our total loan portfolio.  At such date, $431,000, or 0.3% of our consumer loans, were unsecured.  As of December 31, 2010, home equity loans totaled $16.6 million, or 10.3% of our total loan portfolio, and automobile loans totaled $1.0 million, or 0.7% of our total loan portfolio.  We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2010, we had $8.8 million in commercial loans which amounted to 5.5% of total loans.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  Commercial lending products include term loans and revolving lines of credit.  The maximum amount of a commercial business loan is our loans-to-one-borrower limit, which was $3.6 million at December 31, 2010.  Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture.  Commercial loans are made with either adjustable or fixed rates of interest.  Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin.  Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We seek to minimize these risks through our underwriting standards.  At December 31, 2010, our largest commercial loan was a $2.4 million commercial participation loan collateralized by manufacturing equipment and a related plant facility.  At December 31, 2010, the outstanding balance was $2.3 million and the loan was performing according to its repayment terms.

Construction Loans.  We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences.  We also originate loans for the construction of commercial buildings and, to an extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $3.4 million, or 2.1% of our total loan portfolio, at December 31, 2010.

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

Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects  may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  We have attempted to minimize these risks by, among other things, limiting our residential construction lending primarily to residential properties in our market area and generally requiring personal guarantees from the principals of corporate borrowers.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$68,298	42.7%	$77,851	44.4%	$87,179	44.0%	$91,433	44.5%	$93,520	44.1%
Purchased Mortgage In-State	3,243	2.0%	3,342	1.9%	3,802	1.9%	4,531	2.2%	4,635	2.2%
Purchased Mortgage Out-of-State	-	0.0%	-	0.0%	358	0.2%	1,302	0.6%	1,335	0.6%
1-4 Familly Construction	156	0.1%	427	0.2%	1,025	0.5%	2,108	1.0%	3,120	1.5%
Home Equity/Junior Liens	16,547	10.3%	18,732	10.7%	22,303	11.3%	24,095	11.7%	24,868	11.7%
Nonresidential Mortgages:
Nonresidential	43,580	27.3%	43,446	24.8%	42,526	21.5%	44,634	21.7%	44,212	20.8%
Purchased Nonresidential In-State	4,232	2.6%	3,894	2.2%	257	0.1%	-	0.0%	942	0.4%
Purchased Nonresidential Out-of-State	9,928	6.2%	8,428	4.8%	3,141	1.6%	1,295	0.6%	120	0.1%
Nonresidential Construction	1,498	0.9%	2,816	1.6%	6,635	3.3%	6,184	3.0%	6,286	3.0%
Purchased Construction In-State	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	1,772	1.1%	3,792	2.2%	9,781	4.9%	4,920	2.4%	-	0.0%
Non real estate loans:
Commercial Loans	7,382	4.6%	7,035	4.0%	15,816	8.0%	19,181	9.3%	24,606	11.6%
Purchased Commerical Loans In-State	1,466	0.9%	2,838	1.6%	1,804	0.9%	1,387	0.7%	3,603	1.7%
Purchased Commerical Loans Out-of State	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Consumer and other loans	2,118	1.3%	2,553	1.5%	3,564	1.8%	4,555	2.3%	4,688	2.2%

Total Loans	$160,220	100.00%	$175,154	100.00%	$198,191	100.00%	$205,625	100.00%	$211,935	100.00%

Other items:
Unadvanced construction loans	-		-		-		-		-
Deferred loan origination costs	31		12		13		13		20
Deferred loan origination fees	(276)		(287)		(287)		(292)		(358)
Allowance for loan losses	(2,831)		(3,660)		(5,647)		(4,013)		(2,079)

Total loans, net	$157,144		$171,219		$192,270		$201,333		$209,518

Loan Portfolio Maturities and Yield.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

			Purchased Mortgage		Purchased Mortgage		1-4 Family
	1-4 Family Mortgage		In-State		Out-of State		Construction
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2011	$778	4.53%	$-	0.00%	$-	0.00%	$156	5.50%
2012	276	7.23%	-	0.00%	-	0.00%	-	0.00%
2013	1,271	6.19%	-	0.00%	-	0.00%	-	0.00%
2014 to 2015	751	6.80%	-	0.00%	-	0.00%	-	0.00%
2016 to 2020	8,028	5.91%	-	0.00%	-	0.00%	-	0.00%
2021 to 2025	9,141	6.58%	-	0.00%	-	0.00%	-	0.00%
2026 and beyond	48,053	6.34%	3,243	3.87%	-	0.00%	-	0.00%

Total	$68,298	6.30%	$3,243	3.87%	$-	0.00%	$156	5.50%

					Purchased Nonresidential		Purchased Nonresidential
	Home Equity/Junior Liens		Nonresidential		In-State		Out-of-State
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2011	$1,601	4.70%	$14,360	6.14%	$-	0.00%	$2,085	5.58%
2012	830	5.62%	11,570	7.02%	-	0.00%	-	0.00%
2013	713	6.24%	8,156	6.70%	234	6.34%	2,000	0.00%
2014 to 2015	909	7.15%	7,034	6.26%	3,998	5.53%	3,968	6.14%
2016 to 2020	5,325	6.03%	1,180	5.80%	-	0.00%	-	0.00%
2021 to 2025	5,435	5.42%	-	0.00%	-	0.00%	-	0.00%
2026 and beyond	1,734	4.05%	1,280	6.71%	-	0.00%	1,875	5.16%

Total	$16,547	5.73%	$43,580	6.51%	$4,232	5.58%	$9,928	6.01%

	Nonresidential		Purchased Construction		Purchased Construction
	Construction		In-State		Out-of-State		Commercial Loans
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2011	$1,498	6.06%	$-	0.00%	$1,482	8.35%	$2,063	5.72%
2012	-	0.00%	-	0.00%	-	0.00%	1,097	5.64%
2013	-	0.00%	-	0.00%	-	0.00%	294	6.55%
2014 to 2015	-	0.00%	-	0.00%	290	9.38%	2,423	6.66%
2016 to 2020	-	0.00%	-	0.00%	-	0.00%	1,505	6.05%
2021 to 2025	-	0.00%	-	0.00%	-	0.00%	-	0.00%
2026 and beyond	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total	$1,498	6.06%	$-	0.00%	$1,772	8.87%	$7,382	5.81%

	Purchased Commercial		Purchased Commercial		Consumer
	Loans In-State		Loans Out-of State		& Other Loans		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2011	$1,041	2.09%	$-	0.00%	$414	7.83%	$25,478	6.03%
2012	-	0.00%	-	0.00%	160	8.37%	13,933	6.44%
2013	425	6.34%	-	0.00%	253	7.94%	13,346	6.65%
2014 to 2015	-	0.00%	-	0.00%	242	7.64%	19,615	7.01%
2016 to 2020	-	0.00%	-	0.00%	908	9.47%	16,946	6.20%
2021 to 2025	-	0.00%	-	0.00%	141	8.13%	14,717	6.21%
2026 and beyond	-	0.00%	-	0.00%	-	0.00%	56,185	6.12%

Total	$1,466	3.32%	$-	0.00%	$2,118	8.69%	$160,220	6.27%

Fixed- and Adjustable-Rate Loans.  The following table sets forth the scheduled repayments of   fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Residential Mortgages:
1-4 Family Mortgages	$33,657	$33,863	$67,520
Purchased Mortgage In-State	-	3,243	3,243
Purchased Mortgage Out-of-State	-	-	-
1-4 Family Construction	-	-	-
Home Equity/Junior Liens	7,672	7,274	14,946
Nonresidential Mortgages:
Nonresidential	16,232	12,988	29,220
Purchased Nonresidential In-State	3,753	479	4,232
Purchased Nonresidential Out-of-State	4,326	3,517	7,843
Nonresidential Construction	-	-	-
Purchased Construction In-State	-	-	-
Purchased Construction Out--State	-	290	290
Non real estate loans:
Commercial Loans	3,347	1,972	5,319
Purchased Commerical Loans In-State	425	-	425
Purchased Commerical Loans Out-of-State	-	-	-
Consumer and other loans	1,320	384	1,704

Total Loans	$70,732	$64,010	$134,742

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

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage.  Commitments are typically issued for 15-day periods.  The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan.  A title insurance policy is required on all real estate loans.  At December 31, 2010, we had outstanding loan commitments of $27.2 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we generally receive fees in connection with loan originations.  Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan.  Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan.  At December 31, 2010, we had $245,000 of net deferred loan origination fees.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts.  We recognized fees and service charges of $804,000, $869,000 and $942,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (FASB ASC 860, “Transfers and Servicing ”).  The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income.  The unamortized amount is fully charged to income when loans are prepaid.  Originated mortgage servicing rights with an amortized cost of $960,000 were included in other assets at December 31, 2010.

Origination, Purchase and Sale of Loans.  The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)

Loans receivable at beginning of period	$175,154	$198,191	$205,625

Originations:
Real estate:
Residential 1-4 family	47,838	58,909	30,187
Commercial and Multi-family	14,841	17,254	24,191
Consumer	3,660	3,894	6,543
Total originations	66,339	80,057	60,921

Loan purchases:
Residential 1-4 family	-	-	-
Commercial	-	4,914	5,177
Total loan purchases	-	4,914	5,177

Loan sales	(42,151)	(49,545)	(11,641)
Transfer of loans to foreclosed assets	(2,080)	(6,382)	(2,916)
Repayments	(37,042)	(52,081)	(58,975)

Total loans receivable at end of period	$160,220	$175,154	$198,191

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

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value.  This write down is recorded against the allowance for loan losses.  Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations.  At December 31, 2010, we held $2.8 million in properties that were classified REO and $20,000 in assets classified as ORA.

Delinquent Loans.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	( Dollars In Thousands)
At December 31, 2010
Residential Mortgages	23	$2,056	34	$2,434	57	$4,490
Commercial Mortgages	3	488	8	784	11	1,272
Construction	-	-	2	1,772	2	1,772
Commercial	1	6	-	-	1	6
Consumer	10	122	9	207	19	329
Total	37	$2,672	53	$5,197	90	7,869

At December 31, 2009
Residential Mortgages	22	$1,819	23	$1,719	45	$3,538
Commercial Mortgages	7	1,125	12	3,705	19	4,830
Construction	2	1,255	1	290	3	1,545
Commercial	3	402	1	80	4	482
Consumer	14	226	14	135	28	361
Total	48	$4,827	51	$5,929	99	10,756

At December 31, 2008
Residential Mortgages	26	$2,513	13	$766	39	$3,279
Commercial Mortgages	8	1,359	6	5,879	14	7,238
Construction	-	-	2	1,980	2	1,980
Commercial	1	95	1	72	2	167
Consumer	26	155	10	66	36	221
Total	61	$4,122	32	$8,763	93	12,885

At December 31, 2007
Residential Mortgages	24	$1,315	6	$532	30	$1,847
Commercial Mortgages	1	797	-	-	1	797
Construction	-	-	-	-	-	-
Commercial	-	-	1	100	1	100
Consumer	19	181	10	45	29	226
Total	44	$2,293	17	$677	61	2,969

At December 31, 2006
Residential Mortgages	22	$1,218	9	$645	31	$1,863
Commercial Mortgages	1	636	2	221	3	857
Construction	1	74	-	-	1	74
Commercial	6	317	10	540	16	857
Consumer	17	105	9	84	26	189
Total	47	$2,350	30	$1,490	77	3,839

Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$3,114	$2,944	$1,876	$697	$670
Commercial Mortgage	1,148	2,204	4,002	3,825	1,395
Construction	-	1,433	3,469	3,475	-
Purchased Out-of-State	1,772	2,113	1,980	-	-
Commercial	-	96	535	433	364
Consumer and other	206	157	90	29	61

Total non-accrual loans	$6,240	$8,947	$11,952	$8,459	$2,490

Accrual loans delinquent 90 days or more:
Residential Mortgage	282	89	128	532	645
Commercial Mortgage	82	2,696	72	-	221
Construction	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Commercial	-	-	-	100	540
Consumer and other	2	54	17	45	84
Total accrual loans delinquent 90 days or more	$366	$2,839	$217	$677	$1,490

Total nonperforming loans (1)	$6,606	$11,786	$12,169	$9,136	$3,980

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	494	584	686	872	437
Commercial Mortgage	2,304	2,985	882	406	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	20	11	70	2	38

Total real estate owned and other repossesed assets (2)	$2,818	$3,580	$1,638	$1,280	$475
Total nonperforming assets	$9,424	$15,366	$13,807	$10,416	$4,455

Total nonperforming loans to total loans receivable	4.37%	6.73%	6.14%	4.54%	1.90%
Total nonperforming assets to total assets	4.13%	6.58%	5.57%	4.15%	1.59%

(1)	All of our loans delinquent 90 days or more are classified as nonperforming.
(2)
Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure.
Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Interest income that would have been recorded for the year ended December 31, 2010, had non-accruing loans been current according to their original terms amounted to $612,000.  Interest of $57,000 was recognized on these impaired loans prior to placing them on non-accrual status, and is included in net income for the year ended December 31, 2010.

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

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.  When we classify problem assets as loss, we charge-off such amount.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets at December 31, 2010, classified assets consisted of substandard assets of $16.5 million. There were no assets classified as doubtful or loss at December 31, 2010.

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

Analysis of the Allowance for Loan Losses.  The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$3,660	$5,647	$4,013	$2,079	$1,416

(Charge-offs):
Real Estate:
Residential Mortgages	(258)	(362)	(342)	(225)	44
Nonresidential Real Estate:
Commercial Mortgages	(198)	(4,903)	(2,023)	(59)	-
Purchased In-State	-	(2,482)	-	-	-
Purchased Out-of-State	(314)	-	-	-	-
Construction	(751)	-	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	(262)	-	-	-	-
Non Real Estate Loans:
Commercial	-	(246)	(331)	(4)	1
Consumer and other	(319)	(254)	(141)	(190)	163
Total charge offs	(2,102)	(8,247)	(2,837)	(478)	208

Recoveries:
Real Estate:
Residential Mortgages	2	-	-	1	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Nonresidential Real Estate:
Commercial Mortgages	85	-	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Construction	60	-	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Non Real Estate Loans:
Consumer and other	25	64	50	34	20
Total recoveries	172	64	50	35	20

Net (charge offs) recoveries	(1,930)	(8,183)	(2,787)	(443)	188
Provision for loan losses	1,101	6,196	4,421	2,377	851

Balance at end of year	$2,831	$3,660	$5,647	$4,013	$2,079

Ratios:
Net Charge-offs to average loans outstanding (annualized)	1.14%	4.58%	-1.40%	0.21%	0.08%

Allowance for loan loss to non-performing loans at end of period	42.85%	31.05%	46.41%	43.93%	52.24%

Allowance for loan losses to total loans at end of period	1.77%	2.09%	2.85%	1.95%	0.98%

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

	At December 31
	2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential Mortgages:
1 - 4 family residential	$519	42.7%	$634	44.4%	$967	44.0%
Purchased Mortgages In-State	17	2.0%	12	1.9%	11	1.9%
Purchased Mortgages Out-of-State	-	0.0%	-	0.0%	1	0.2%
1 - 4 family construction	-	0.1%	3	0.2%	5	0.5%
Home Equity & Junior Liens	228	10.3%	214	10.7%	231	11.3%
Nonresidential Mortgages:
Nonresidential	967	27.3%	1,055	24.9%	1,768	21.5%
Purchased Nonresidential In-State	94	2.6%	140	2.2%	3	0.1%
Purchased Nonresidential Out-of-State	220	6.2%	175	4.8%	14	1.6%
Construction	245	0.9%	647	1.6%	7	3.3%
Purchased Construction In-State	-	0.0%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	290	1.1%	350	2.2%	740	4.9%
Non Real Estate Loans:
Commercial	192	4.6%	316	4.0%	1,795	8.0%
Purchased Commercial In-State	-	0.9%	73	1.6%	18	0.9%
Purchased Commercial Out-of-State	-	0.0%	-	0.0%	32	0.0%
Consumer	59	1.3%	41	1.5%	55	1.8%
Total	$2,831	100.0%	$3,660	100.0%	$5,647	100.0%

	At December 31
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Residential Mortgages:
One to four family residental	$787	44.5%	$182	44.1%
Purchased Mortgages In-State	5	2.2%	3	2.2%
Purchased Mortgages Out-of-State	1	0.6%	1	0.6%
1 - 4 family construction	14	1.0%	6	1.5%
Home Equity & Junior Liens	171	11.7%	433	11.7%
Nonresidential Mortgages:
Nonresidential	1,374	21.7%	761	20.9%
Purchased Nonresidential In-State	-	0.0%	16	0.4%
Purchased Nonresidential Out-of-State	5	0.6%	2	0.1%
Construction	18	3.0%	108	3.0%
Purchased Construction In-State	-	0.0%	-	0.0%
Purchased Construction Out-of-State	22	2.4%	-	0.0%
Non Real Estate Loans:
Commercial	1,529	9.3%	423	11.6%
Purchased Commercial In-State	9	0.7%	62	1.7%
Purchased Commercial Out-of-State	14	0.0%	-	0.0%
Consumer	64	2.3%	82	2.2%
Total	$4,013	100.0%	$2,079	100.0%

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

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2010, we were servicing loans sold to third parties totaling $144.9 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $960,000.  Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

On February 27, 2009, we sold the majority of the assets of ICA. We retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the third party. The results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations” through the date of sale.  We continue to collect the residual revenue stream associated with this sale through FFNM Agency, the successor company to ICA.

See “-Subsidiary Activity” for a further discussion of ICA and FFNM Agency.

Real Estate Development Activities

On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation.  See "—Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2010, we had sold 39 of the 43 lots comprising this property and two of the smaller lots had been combined into one lot, so that at December 31, 2010 four lots remained unsold.  Our investment in land and real estate is “held for sale” and separately stated in the statement of financial condition, net of any allowance for impairment. Management actively marketed the property by using local real estate agents to facilitate the sale of these properties.  For reporting purposes, this investment is considered “impaired” under the definition in FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets.  Accordingly, the investment is recorded at the lower of its cost or fair value less cost to sell, which may include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.

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

At December 31, 2010, our investment in these properties was approximately $28,000, which was net of an allowance of $137,000.   The last four lots were sold in January 2011 at a loss of less than $1,000.

Investment Activities

Our investment securities portfolio comprises U.S. Government, state agency and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, and other investments of which $35.3 million, or  93.3%, was available-for-sale and $2.5 million, or 6.7%, of the total portfolio was classified as held-to-maturity.  At December 31, 2010, we had no investments in unrated securities.  At December 31, 2010, $8.7 million, or 23.0% of our investment portfolio was scheduled to mature in less than five years, and $28.9 million, or 77.0%, was scheduled to mature in over five years.  At December 31, 2010, $2.8 million, or 7.7% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2010, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $9.6 million.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Ginnie Mae and, to a lesser extent, Fannie Mae and Freddie Mac; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity.  Our mortgage-backed securities portfolio consists of pass-through certificates.  At December 31, 2010, mortgage-backed securities totaled $25.7 million, or 67.9% of total investments.  At December 31, 2010, 3.0% of our mortgage-backed securities were secured by balloon loans.  All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae.  Our policy is to hold mortgage-backed securities as available for sale.

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

During 2010 the Company restructured its investment portfolio by selling 16 bonds, mostly issued by  Freddie Mac (FHLMC) and Fannie Mae (FNMA).   Although these bonds have government guarantees, they are only implied guarantees, hence the bonds are not truly backed by the full faith and credit of the United States.   The bonds sold were replaced with Ginnie Mae (GNMA) bonds, which are supported by the full faith and credit of the United States government. By selling the FNMA and FHLMC bonds the Company was able to accomplish two things:

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

FASB ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value.  As of December 31, 2010, all of our investment securities were designated as available for sale except for $2.5 million in municipal bond investments designated as held to maturity.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities:
U.S. Government and agency obligations	$4,518	$4,562	$8,220	$8,257	$5,680	$5,768
State agency and municipal obligations	7,395	7,641	11,798	12,143	7,942	7,924

Corporate bonds and other obligations	-	-	1,000	1,002	1,500	1,504

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	296	306	8,579	8,887	9,468	9,733
Freddie Mac	1,078	1,095	4,823	4,922	4,419	4,516
Ginnie Mae	24,310	24,291	2,577	2,588	164	167

Total debt securities	37,597	37,895	36,997	37,799	29,173	29,612

Marketable equity securities	3	1	3	4	3	2

Total equity securities	3	1	3	4	3	2

Total investment securities	$37,600	$37,896	$37,000	$37,803	$29,176	$29,614

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2010
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency securities	$518	5.63%	$2,500	1.75%	$1,500	3.41%	$-	0.00%	$4,518	$4,562	2.75%
State agency and municipal obligations	2,376	4.28%	2,182	3.89%	981	4.36%	1,856	4.73%	7,395	7,641	4.29%

Mortgage-backed securities
Fannie Mae	-	0.00%	-	0.00%	296	4.50%	-	0.00%	296	306	4.50%
Freddie Mac	1	6.00%	1,066	4.36%	11	1.85%	-	0.00%	1,078	1,095	4.33%
Ginnie Mae	-	0.00%	13	5.00%	96	3.41%	24,201	4.12%	24,310	24,291	4.11%

Total debt securities	2,895		5,761		2,884		26,057		37,597	37,895

Marketable equity securities:
Common Stock	-	0.00%	-	0.00%	-	0.00%	3	0.00%	3	1	0.00%
								0.00%			0.00%
Total investment securities	$2,895		$5,761		$2,884		$26,060		$37,600	$37,896

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

Deposits.  We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The rate of interest which we must pay is not established by regulatory authority.  The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive non-deposit sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area.  At December 31, 2010 we had no brokered deposits.  We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates.  Future liquidity needs are expected to be satisfied through the use of Federal Home Loan Bank borrowings as necessary. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate

Non-interest-bearing	$10,349	6.66%	NA	$11,074	7.00%	NA	$10,410	6.28%	NA
NOW accounts	16,935	10.89%	0.39%	16,298	10.31%	0.39%	14,652	8.84%	0.33%
Passbook	16,785	10.80%	0.05%	15,722	9.95%	0.05%	14,857	8.96%	0.15%
Money market accounts	27,172	17.48%	1.21%	20,794	13.15%	1.21%	19,394	11.70%	2.66%

Time deposits that mature:
Less than 12 months	52,059	33.49%	2.47%	60,552	38.30%	2.47%	68,753	41.47%	3.72%
Within 12-36 months	24,371	15.68%	2.79%	29,739	18.81%	2.79%	34,429	20.77%	3.95%
Beyond 36 months	7,795	5.01%	3.30%	3,921	2.48%	3.30%	3,283	1.98%	3.78%
Jumbo	-	0.00%	0.00%	-	0.00%	0.00%	-	0.00%	0.00%

Total deposits	$155,466	100.00%	1.89%	$158,100	100.00%	1.89%	$165,778	100.00%	2.79%

Time Deposit Rates.  The following table sets forth time deposits classified by rates as of the dates indicated (see Note 7 to our consolidated financial statements contained within Exhibit 13 for a more detailed breakdown by rate range):

	At December 31,
Rate	2010	2009	2008
	(In Thousands)
0.50 percent to 0.99 percent	$9,852	$5,926	$-
1.00 percent to 1.99 percent	35,119	32,658	8,577
2.00 percent to 2.99 percent	26,573	24,116	11,776
3.00 percent to 3.99 percent	8,718	15,629	42,403
4.00 percent to 4.99 percent	3,488	11,912	38,278
5.00 percent to 8.99 percent	475	3,971	5,431
	$84,225	$94,212	$106,465

Time Deposit Maturities.  The following table sets forth the amount and maturities of time deposits at December 31, 2010.

		1 - Less	2 - Less	3 - Less	5 years
	Less Than	than 2	than 3	than 5	and
Rate	One Year	Years	Years	Years	Greater	Total

0.50 percent to 0.99 percent	$6,931	$2,921	$-	$-	$-	$9,852
1.00 percent to 1.99 percent	28,038	6,125	671	271	14	35,119
2.00 percent to 2.99 percent	9,952	5,038	3,560	6,045	1,978	26,573
3.00 percent to 3.99 percent	4,399	434	1,855	1,460	570	8,718
4.00 percent to 4.99 percent	2,272	824	262	46	84	3,488
5.00 percent to 8.99 percent	467	-	-	-	8	475
	$52,059	$15,342	$6,348	$7,822	$2,654	$84,225

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $26.7 million. The following table sets forth the maturity of those certificates as of December 31, 2010.

Certificates of Deposit
Maturity Period	in excess of $100,000
(In thousands)

Three months or less	$2,900
Three through six months	2,607
Six through twelve months	11,545
Over twelve months	9,650

Total	$26,702

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis.  At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $17.8 million, based upon pledged collateral.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Balance at end of period	$29,000	$45,031	$40,969
Average balance during period	38,187	41,782	47,075
Maximum outstanding at any month end	45,825	46,750	48,900
Weighted average interest rate at end of period	2.23%	3.13%	4.22%
Average interest rate during period	2.86%	3.69%	4.27%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan (the Bank).

First Federal of Northern Michigan (the Bank) has two wholly owned subsidiaries as of December 31, 2010. First Federal of Northern Michigan and these subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2010, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $310,000. The primary asset of the subsidiary is an investment in land and real estate.  See "Real Estate Development Activities.”  At December 31, 2010, Financial Services & Mortgage Corporation owned four developed building sites which were being offered for sale. These lots were sold in January 2011.  Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

First Federal of Northern Michigan’s second subsidiary, FFNM Agency, Inc., collects the residual income stream associated with the April 2008 sale of the Company’s  wholesale health insurance override business to a third party. FFNM Agency is the successor company to the InsuranCenter of Alpena (“ICA”). On February 27, 2009, we sold the majority of the assets of ICA. The results of operations of ICA are presented separately in our consolidated financial statements as “discontinued operations.”

Personnel

As of December 31, 2010, First Federal of Northern Michigan had 75 full-time and 19 part-time employees.  None of the Bank's employees is represented by a collective bargaining group.  The Bank believes its relationship with its employees to be good.  First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as First Federal of Northern Michigan.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as First Federal of Northern Michigan Bancorp, Inc. will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as First Federal of Northern Michigan, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations can not yet be fully assessed.  However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for First Federal of Northern Michigan Bancorp, Inc. and First Federal of Northern Michigan.

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

The Dodd-Frank Act authorizes the payment of interest on business demand deposits effective July 11, 2011.

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

At December 31, 2010, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2010 and 2009, as compared to the minimum capital requirements.

	At December 31,
	2010		2009
		Percent		Percent
	Amount	of Assets	Amount	of Assets
			(Dollars in Thousands)
Equity capital	$22,272	10.4%	$22,119	9.5%

Tangible Capital Requirement:
Tangible capital level	20,931	9.8%	20,239	8.8%
Requirement	3,214	1.5%	3,470	1.5%
Excess	17,717	8.3%	16,769	7.3%

Core Capital Requirement:
Core capital level	20,931	9.8%	20,239	8.8%
Requirement	8,570	4.0%	9,255	4.0%
Excess	12,361	5.8%	10,984	4.8%

Risk-based Capital Requirement:
Risk-based capital level	22,763	15.6%	22,304	13.6%
Requirement	11,693	8.0%	13,153	8.0%
Excess	11,070	7.6%	9,151	5.6%

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

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

A savings bank that fails the QTL test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.  At December 31, 2010, First Federal of Northern Michigan maintained approximately 85.9% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  First Federal of Northern Michigan received an “Outstanding” Community Reinvestment Act rating in its two most recent federal examination.

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

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings banks as part of the Dodd-Frank restructuring.

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

At December 31, 2010, First Federal of Northern Michigan met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. First Federal of Northern Michigan is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at First Federal of Northern Michigan are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor and for self-directed retirement accounts. That level of coverage was made permanent by the Dodd-Frank Act.  In addition pursuant to the Dodd-Frank Act, certain noninterest-bearing transaction accounts maintained with depository institutions are fully insured regardless of the dollar amount until December 31, 2012.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  That assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution's deposits. On February 27, 2009, the FDIC issued a final rule that altered the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the rule, the FDIC first establishes an institution's initial base assessment rate according to the institution’s risk classification, which is determined through examination and other supervisory information, this initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution's levels of unsecured debt, secured liabilities and brokered deposits. The total base assessment rates, including possible adjustments, range from 7 to 77.5 basis points of the institution's deposits.

On May 22, 2009, the FDIC issued a final rule that, due to stress on the Deposit Insurance Fund, imposed a special five basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.  That special assessment for First Federal of Northern Michigan amounted to $108,000.

The FDIC subsequently adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated prepayment assumed a 5% annual growth rate and a 3 basis point assessment increase in 2011 and 2012.  That pre-payment, which was due on December 30, 2009, amounted to $1.4 million for First Federal of Northern Michigan.  The pre-payment has been recorded as a prepaid expense at December 31. 2009 and will be amortized to expense over three years.

Most recently, the Dodd-Frank Act required the FDIC to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits.  The FDIC has issued a final rule that will implement that directive effective April 1, 2011.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points of domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts.  As of December 31, 2010, First Federal of Northern Michigan was in compliance with this requirement.

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, First Federal of Northern Michigan was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Holding Company Regulation

First Federal of Northern Michigan Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision.  The Office of Thrift Supervision has enforcement authority over First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to First Federal of Northern Michigan.  Pursuant to the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s jurisdiction over savings and loan holding companies will be transferred to the Federal Reserve Board on July 21, 2011, subject to a possible six month extension.

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

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  Also, the Federal Reserve Board’s existing consolidated capital requirements for bank holding companies generally do not apply to holding companies of less than $500 million in consolidated assets.  It is possible that a similar approach will be taken toward the savings and loan holding company capital requirements.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996, First Federal of Northern Michigan was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at First Federal of Northern Michigan’s taxable income.  As a result of the Small Business Protection Act, First Federal of Northern Michigan must use the specific charge-off method in computing its bad debt deduction for tax purposes.

Deferred Tax Asset Valuation. The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2010 the Company had a valuation allowance against its deferred tax assets of $3.2 million.

Taxable Distributions and Recapture.  Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests.  The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules.  However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter.  At December 31, 2010, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000.  This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which    no federal income tax provision has been made.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2010, First Federal of Northern Michigan had a net operating loss of approximately $7.6 million which it may carry forward for federal income tax purposes.

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

The United States economy entered a recession in the fourth quarter of 2007.  Our principal market area, Northern Michigan, has also experienced an economic downturn, which has been more severe than than in the United States generally. Throughout the course of 2008, 2009 and 2010, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

The Company's success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Company operates. The local economic conditions in these local markets have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. Economic conditions experienced in the State of Michigan have been more adverse than in the United States generally, and these conditions are not expected to significantly improve in the near future. Unemployment has increased significantly. A further economic downturn or continued weak business environment within Michigan could further negatively impact household and corporate incomes.  A majority of the Company's loans are to individuals and businesses in Michigan. Consequently, any further or prolonged decline in Michigan’s economy could have a materially adverse effect on the Company's financial condition and results of operations. A significant further decline or a prolonged period without improvement in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

Future Changes in Interest Rates Could Reduce Our Profits.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations and municipal obligations, totaled $35.3 million. Unrealized net gains on these available-for-sale securities totaled $221,000 at December 31, 2010 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in our net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long-term changes in interest rates. At December 31, 2010, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 0.29% decrease in net interest income over the following 24 months, assuming a static balance sheet environment.

As a Result of Our Previous Emphasis on Originating Commercial Real Estate and Commercial Business Loans, Our Credit Risk Has and Will Continue to Increase.  Continued Weakness or a Deeper Downturn in the Real Estate Market and Local Economy Could Adversely Affect Our Earnings.

At December 31, 2010, our portfolio of commercial real estate loans totaled $57.7 million, or 36.0% of our total loans, our portfolio of commercial business loans totaled $8.8 million, or 5.5% of our total loans, and our portfolio of commercial construction loans totaled $3.3 million or 2.0% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Many of our borrowers also have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

We Have Participated in Commercial Real Estate, Residential Real Estate and Construction Loans Secured by Real Estate Located Outside of Michigan, Which Expose Us to Increased Lending Risks.

Beginning in 2007, because of weak market conditions and weak demand for loans in our primary market area, and in an effort to diversify our loan portfolio, we began participating in commercial real estate, residential real estate and construction loans originated by other financial institutions and secured by real estate located outside of Michigan. As of December 31, 2010, $11.7 million of our loans were participations in commercial real estate and construction loans secured by real estate outside of Michigan.  As of December 31, 2010 $1.8 million of these loans were considered non-performing.  Of our $2.1 million in loan charge-offs in 2010, $575,000 were loans secured by real estate located outside of Michigan.  Such loans expose us to increased lending risk because, unlike loans that we originate in our market, we may be unfamiliar with the collateral securing such loans and the market conditions affecting the borrower, and we generally do not have face-to-face contact with the borrowers on such loans.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 1.77% of total loans and 42.85% of non-performing loans at December 31, 2010, compared to 2.09% of total loans and 31.05% of non-performing loans at December 31, 2009.  Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Financial Reform Legislation Recently Enacted by Congress Will, Among Other Things, Eliminate the Office of Thrift Supervision, Tighten Capital Standards, Create a New Consumer Financial Protection Bureau and Result in New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like the Company, in addition to bank holding companies which it currently regulates.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirements will become applicable.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation (although the Company will not be subject to this requirement until 2013) and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends, respectively.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

As of December 31, 2010, First Federal of Northern Michigan owned its main office and all of its branch offices.   The following is a list of our locations:

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

1000 South Wisconsin
Gaylord, Michigan 49735

ITEM 3.                  LEGAL PROCEEDINGS

The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business.  At December 31, 2010, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.                  REMOVED AND RESERVED

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of December 31, 2010 there were 2,884,049 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2010, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item  is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

No equity securities were sold during the year ended December 31, 2010 that were not registered under the Securities Act.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as a part of this form 10-K are as follows:

3.1	Articles of Incorporation of First Federal of Northern Michigan Bancorp, Inc.*
3.2	Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
4	Form of Common Stock Certificate of First Federal of Northern Michigan Bancorp, Inc.*
10.1	Change in Control Agreements*
10.2	1996 Stock Option Plan*
10.3	1996 Recognition and Retention Plan*
10.4	2006 Stock-Based Incentive Plan**
13	Annual Report to Shareholders
14	Code of Ethics ***
21	Subsidiaries of Registrant
23	Consent of Plante & Moran PLLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Amy E. Essex
	Michael W. Mahler, Director and		Amy E. Essex, Chief Financial Officer, Treasurer and
	Chief Executive Officer		Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date: March 25, 2011			Date: March 25, 2011

By:	/s/Martin A. Thomson	By:	/s/Keith Wallace
	Martin A. Thomson, Chairman		Keith Wallace, Director

Date: March 25, 2011			Date: March 25, 2011

By:	/s/GaryVanMassenhove	By:	/s/Thomas R. Townsend
	Gary VanMassenhove, Director		Thomas R. Townsend, Director

Date: March 25, 2011			Date: March 25, 2011

By:	/s/James C. Rapin
James C. Rapin, Director

Date: March 25, 2011