Form 10-Q
period 2011-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2011-05-12
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 2, 2011
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,541,896	$1,889,999
Overnight deposits with FHLB	313,959	72,658
Total cash and cash equivalents	3,855,856	1,962,657
Securities AFS	38,809,481	35,301,238
Securities HTM	2,520,000	2,520,000
Loans held for sale	152,237	-
Loans receivable, net of allowance for loan losses of $2,631,993 and $2,831,332 as of March 31, 2011 and December 31, 2010, respectively	151,255,315	157,143,918
Foreclosed real estate and other repossessed assets	3,186,668	2,818,343
Federal Home Loan Bank stock, at cost	3,775,400	3,775,400
Premises and equipment	5,982,768	6,026,793
Accrued interest receivable	1,146,752	1,230,938
Intangible assets	554,193	627,306
Prepaid FDIC Premiums	900,140	967,143
Deferred Tax Asset	603,082	659,194
Other assets	2,702,714	2,700,034
Total assets	$215,444,605	$215,732,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,231,755	$155,465,896
Advances from borrowers for taxes and insurance	316,969	130,030
Federal Home Loan Bank Advances	28,000,000	29,000,000
REPO Sweep Accounts	5,753,871	6,172,362
Accrued expenses and other liabilities	1,646,240	1,728,735

Total liabilities	191,948,835	192,497,023

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,838,758	23,822,152
Retained earnings	2,398,765	2,238,064
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(15,043)	(38,382)
Accumulated other comprehensive income	205,290	146,107
Total stockholders' equity	23,495,770	23,235,941

Total liabilities and stockholders' equity	$215,444,605	$215,732,964

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months
	Ended March 31,
	2011	2010
	(Unaudited)
Interest income:
Interest and fees on loans	$2,273,320	$2,540,413
Interest and dividends on investments
Taxable	94,815	132,563
Tax-exempt	40,328	52,812
Interest on mortgage-backed securities	183,366	156,533
Total interest income	2,591,829	2,882,321

Interest expense:
Interest on deposits	437,253	637,824
Interest on borrowings	168,074	318,582
Total interest expense	605,327	956,406

Net interest income	1,986,502	1,925,915
Provision for loan losses	67,358	11,088
Net interest income after provision for loan losses	1,919,144	1,914,827

Non-interest income:
Service charges and other fees	164,491	204,174
Mortgage banking activities	235,983	248,092
Gain on sale of available-for-sale investments	-	49,430
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(8,675)	11,176
Other	57,553	65,613
Total non-interest income	449,352	578,485

Non-interest expense:
Compensation and employee benefits	1,168,936	1,170,942
FDIC Insurance Premiums	71,217	94,200
Advertising	23,021	19,889
Occupancy	270,042	312,576
Amortization of intangible assets	73,113	73,113
Service bureau charges	76,206	79,582
Professional services	87,577	103,111
Other	437,683	335,683
Total non-interest expense	2,207,795	2,189,096

Income before income tax expense	160,701	304,216
Income tax expense	-	101,913

Net Income	$160,701	$202,303

Per share data:
Net Income per share
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Weighted average number of shares outstanding
Basic	2,884,049	2,884,249
Including dilutive stock options	2,884,049	2,884,249
Dividends per common share	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2010	$31,918	$(2,963,918)	$23,822,152	$(38,382)	$2,238,064	$146,107	$23,235,941

Stock Options/MRP shares expensed	-	-	16,606	23,339	-	-	39,945

Stock Options/MRP shares forteited	-	-	-	-	-	-	-

Net income for the period	-	-	-	-	160,701	-	160,701

Change in unrealized gain:
on available-for-sale securities(net of tax of 30,488)	-	-	-	-	-	59,183	59,183

Total comprehensive income	-	-	-	-	-	-	219,884

Balance at March 31, 2011	$31,918	$(2,963,918)	$23,838,758	$(15,043)	$2,398,765	$205,290	$23,495,770

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$160,701	$202,303
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	181,356	207,170
Provision for loan loss	67,358	11,088
Amortization and accretion on securities	70,989	31,596
Gain on sale of investment securities	-	(49,430)
Stock awards/options	39,945	52,804
Gain on sale of loans held for sale	(94,940)	(93,199)
Originations of loans held for sale	(6,846,031)	(6,947,064)
Proceeds from sale of loans held for sale	6,788,734	7,013,633
Gain on sale of fixed assets	(990)	-
Loss/(gain) on sale of repossessed assets	8,932	(11,176)
Net change in:
Accrued interest receivable	84,186	(201)
Other assets	(410,427)	(70,889)
Prepaid FDIC insurance premiums	67,003	89,760
Deferred income tax benefit	56,112	100,704
Accrued expenses and other liabilities	(82,493)	(226,169)
Net cash provided by operating activities	90,435	310,930

Cash Flows from Investing Activities:
Net decrease in loans	5,821,245	2,760,929
Proceeds from maturity and sale of available-for-sale securities	2,414,843	5,249,241
Proceeds from sale of property and equipment	1,480	-
Purchase of securities	(5,904,403)	(4,597,624)
Purchase of premises and equipment	(64,708)	(6,086)
Net cash provided by investing activities	2,268,457	3,406,460

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	765,859	(1,487,622)
Net (decrease) increase in Repo Sweep accounts	(418,491)	189,000
Net increase in advances from borrowers	186,939	171,100
Additions to advances from Federal Home Loan Bank and notes payable	3,350,000	10,025,000
Repayments of Federal Home Loan Bank advances and notes payable	(4,350,000)	(12,855,927)
Net cash used for financing activities	(465,693)	(3,958,449)

Net increase (decrease) in cash and cash equivalents	1,893,199	(241,059)
Cash and cash equivalents at beginning of period	1,962,657	3,099,058
Cash and cash equivalents at end of period	$3,855,856	$2,857,999

Supplemental disclosure of cash flow information:
Cash refunded during the period for income taxes	$(41,000)	$-
Cash paid during the period for interest	$608,921	$1,006,607

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2— PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan, and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Agency, Inc. FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. The main activity of FFNM Agency is to collect the stream of income associated with the sale of the Blue Cross/Blue Shield override to the Grotenhuis Group (as discussed further below). All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale

U.S. Government and agency obligations	$8,108	$42	$-	8,150
Municipal obligations	4,888	174	-	5,062
Mortgage-backed securities	25,500	137	(41)	25,596
Equity investments	2	-	(1)	1

Total	$38,498	$353	$(42)	$38,809

Securities Held to Maturity
Municipal notes	$2,520	$130	$(2)	$2,648

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$4,518	$44	$-	4,562
Municipal obligations	4,875	171	-	5,046
Mortgage-backed securities	25,684	83	(75)	25,692
Equity investments	3	-	(2)	1

Total	$35,080	$298	$(77)	$35,301

Securities Held to Maturity
Municipal notes	$2,520	$90	$(15)	$2,595

The amortized cost and estimated market value of securities at March 31, 2011, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	March 31, 2011
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,552	$1,564
Due after one year through five years	6,887	6,983
Due in five year through ten years	4,116	4,169
Due after ten years	441	496

Subtotal	12,996	13,212

Equity securities	2	1
Mortgage-backed securities	25,500	25,596

Total	$38,498	$38,809

Held To Maturity:
Due in one year or less	$85	$86
Due after one year through five years	390	414
Due in five year through ten years	630	670
Due after ten years	1,415	1,478

Total	$2,520	$2,648

At March 31, 2011 and December 31, 2010, securities with a fair value of $30,576,905 and $31,378,639, respectively, were pledged to secure our REPO sweep accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the three months ended March 31, 2011 and 2010 were $0 and $1,100,000, respectively, resulting in gross gains of $0 and $49,000, respectively and gross losses of $0 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	12,513	(41)	-	-
Equity securities	2	(1)	-	-

Total	$12,515	$(42)	$-	$-

Held to Maturity:
Municipal notes	$-	$-	$28	$(2)

	December 31, 2010
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	12,626	(75)	-	-
Equity securities	3	(2)	-	-

Total	$12,626	$(77)	$-	$-

Held to Maturity:
Municipal notes	$382	$(13)	$28	$(2)

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

Note 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2011	2010
	(in thousands)
Real estate loans:
Residential mortgage	$68,603	$71,697
Commercial loans:
Secured by real estate	59,165	61,010
Other	8,658	8,848
Total commercial loans	67,823	69,858

Consumer loans:
Secured by real estate	15,739	16,547
Other	1,981	2,118

Total consumer loans	17,720	18,665
Total gross loans	$154,146	$160,220
Less:
Net deferred loan fees	(259)	(245)
Allowance for loan losses	(2,632)	(2,831)

Total loans, net	$151,255	$157,144

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$1,772	$1,772	$70	$1,842	$-
Commercial Real Estate - other	1,127	600	376	2,103	55,220	57,323	-
Commercial - non real estate	-	-	-	-	8,658	8,658	-

Consumer:
Consumer - Real Estate	599	14	173	786	14,953	15,739	-
Consumer - Other	11	16	13	40	1,941	1,981	39

Residential:
Residential	5,473	-	2,378	7,851	60,752	68,603	774
Total	$7,210	$630	$4,712	$12,552	$141,594	$154,146	$813

As of December 31, 2010
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$1,772	$1,772	$1,498	$3,270	$-
Commercial Real Estate - other	891	488	784	2,163	55,577	57,740	82
Commercial - non real estate	-	6	-	6	8,842	8,848	-

Consumer:
Consumer - Real Estate	650	108	205	963	15,584	16,547	-
Consumer - Other	27	14	2	43	2,075	2,118	2

Residential:
Residential	3,919	2,056	2,434	8,409	63,288	71,697	282
Total	$5,487	$2,672	$5,197	$13,356	$146,864	$160,220	$366

The Bank uses an eight tier risk rating system to grade its commercial loans. The grade of a loan may change during the life of the loans. The risk ratings are described as follows:

Risk Grade 1 (Excellent) - Prime loans based on liquid collateral, with adequate margin or supported by strong financial statements. Probability of serious financial deterioration is unlikely. High liquidity, minimum risk, strong ratios, and low handling costs are common to these loans. This classification also includes all loans secured by certificates of deposit or cash equivalents.

Risk Grade 2 (Good) - Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Probability of serious financial deterioration is unlikely. These loans possess a sound repayment source (and/or a secondary source). These loans represent less than the normal degree of risk associated with the type of financing contemplated.

Risk Grade 3 (Satisfactory) - Satisfactory loans of average risk – may have some minor deficiency or vulnerability to changing economic conditions, but still fully collectible. There may be some minor weakness but with offsetting features or other support readily available. These loans present a normal degree of risk associated with the type of financing. Actual and projected indicators and market conditions provide satisfactory assurance that the credit shall perform in accordance with agreed terms.

Risk Grade 4 (Acceptable) - Loans considered satisfactory, but which are of slightly “below average” credit risk due to financial weaknesses or uncertainty. The loans warrant a somewhat higher than average level of monitoring to insure that weaknesses do not advance. The level of risk is considered acceptable and within normal underwriting guidelines, so long as the loan is given the proper level of management supervision.

Risk Grade 4.5 (Monitored) - Loans are considered “below average” and monitored more closely due to some credit deficiency that poses additional risk but is not considered adverse to the point of being a “classified” credit. Possible reasons for additional monitoring may include characteristics such as temporary negative debt service coverage due to weak economic conditions, borrower may have experienced recent losses from operations, declining equity and/or increasing leverage, or marginal liquidity that may affect long-term sustainability. Loans of this grade have a higher degree of risk and warrant close monitoring to insure against further deterioration.

Risk Grade 5 (Other Assets Especially Mentioned) (OAEM) - Loans which possess some credit deficiency or potential weakness, which deserve close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future.

Risk Grade 6 (Substandard) - Loans are “substandard” whose full, final collectability does not appear to be a matter of serious doubt, but which nevertheless portray some form of well defined weakness that requires close supervision by Bank management. The noted weaknesses involve more than normal banking risk. One or more of the following characteristics may be exhibited in loans classified Substandard: (1) Loans possess a defined credit weakness and the likelihood that the loan shall be paid from the primary source of repayment is uncertain; (2) Loans are not adequately protected by the current net worth and/or paying capacity of the obligor; (3) primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility that the Bank shall sustain some loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain a high probability of repayment; (6) the borrower is not generating enough cash flow to repay loan principal, however, continues to make interest payments; (7) the Bank is forced into a subordinated or unsecured position due to flaws in documentation; (8) loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to normal loan terms; (9) the Bank is contemplating foreclosure or legal action due to the apparent deterioration in the loan; or (10) there is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

Grade 7 (Doubtful) - Loans have all the weaknesses of those classified Substandard. Additionally, however, these weaknesses make collection or liquidation in full, based on existing conditions, improbable. Loans in this category are typically not performing in conformance with established terms and conditions. Full repayment is considered “Doubtful”, but extent of loss is not currently determinable.

Risk Grade 8 (Loss) - Loans are considered uncollectible and of such little value, that continuing to carry them as an asset on the Bank’s financial statements is not feasible.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$4
3	70	13,099	2,388
4	-	32,411	6,093
5	-	3,223	173
6	1,772	8,590	-
7	-	-	-
8	-	-	-
Total	$1,842	$57,323	$8,658

As of December 31, 2010

	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$5
3	70	12,411	2,958
4	1,428	33,754	5,631
5	-	3,245	248
6	1,772	8,330	6
7	-	-	-
8	-	-	-
Total	$3,270	$57,740	$8,848

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of March 31, 2011 and December 31, 2010:

As of March 31, 2011		As of December 31, 2010

	Residential		Residential

Grade		Grade

Pass	$64,997	Pass	$68,301
Special Mention	-	Special Mention	-
Substandard	3,606	Substandard	3,396
Total	$68,603	Total	$71,697

As of March 31, 2011

	Consumer -
	Real Estate	Consumer - Other

Performing	$15,546	$1,961
Nonperforming	193	20
Total	$15,739	$1,981

As of December 31, 2010

	Consumer -
	Real Estate	Consumer - Other

Performing	$16,341	$2,116
Nonperforming	206	2
Total	$16,547	$2,118

The following table presents the recorded investment in non-accrual loans by class as of March 31, 2011 and December 31, 2010:

As of
March 31, 2011

Commercial Real Estate:
Commercial Real Estate - construction	$1,772
Commercial Real Estate - other	1,261
Commercial	-

Consumer:
Consumer - real estate	158
Consumer - other	15

Residential:
Residential	2,832

Total	$6,038

As of
December 31, 2010

Commercial Real Estate:
Commercial Real Estate - construction	$1,772
Commercial Real Estate - other	1,148
Commercial	-

Consumer:
Consumer - real estate	206
Consumer - other	-

Residential:
Residential	3,114

Total	$6,240

The Bank has classified approximately $1,368,000 of its impaired loans as troubled debt restructurings as of March 31, 2011.

For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated evaluations are received, the Bank may discount the collateral value used.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial credits are charged down at 90 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	584	465	-	478	-
Consumer - Real Estate	61	59	-	60	-
Consumer - Other	15	15	-	16	-
Residential	1,449	1,377	-	1,269	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	3,449	1,772	305	3,449	-
Commercial Real Estate - Other	836	796	108	812	-
Consumer - Real Estate	99	99	9	99	-
Consumer - Other	-	-	-	-	-
Residential	1,551	1,455	221	1,456	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$3,449	$1,772	$305	$1,772	$-
Commercial Real Estate - Other	$1,420	$1,261	$108	$1,290	$-
Consumer - Real Estate	$160	$158	$9	$159	$-
Consumer - Other	$15	$15	$-	$16	$-
Residential	$3,000	$2,832	$221	$2,725	$-

As of December 31, 2010
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	822	674	-	-	-
Consumer - Real Estate	124	123	-	193	-
Consumer - Other	-	-	-	-	-
Residential	1,842	1,770	-	1,803	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	3,449	1,772	305	1,805	-
Commercial Real Estate - Other	586	474	89	1,132	-
Consumer - Real Estate	83	83	25	14	-
Consumer - Other	-	-	-	-	-
Residential	1,416	1,344	165	1,330	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$3,449	$1,772	$305	$1,805	$-
Commercial Real Estate - Other	$1,408	$1,148	$89	$1,132	$-
Consumer - Real Estate	$207	$206	$25	$207	$-
Consumer - Other	$-	$-	$-	$-	$-
Residential	$3,258	$3,114	$165	$3,133	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarter and year ended March 31, 2011 and December 31, 2010, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended March 31, 2011

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	-	(78)	(5)	(45)	(4)	(159)	-	(291)
Recoveries	-	1	-	18	5	1	-	25
Provision	(217)	73	6	27	(31)	209	-	67
Ending Balance	$318	$1,277	$193	$228	$29	$587	$-	$2,632

Ending balance: individually
evaluated for impairment	$305	$108	$-	$9	$-	$221	$-	$643

Ending balance: loans collectively
evaluated for impairment	$13	$1,169	$193	$219	$29	$366	$-	$1,989

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$1,842	$57,323	$8,658	$15,739	$1,981	$68,603	$-	$154,146

Ending balance: individually
evaluated for impairment	$1,772	$1,261	$-	$158	$15	$2,832	$-	$6,038

Ending balance: loans collectively
evaluated for impairment	$70	$56,062	$8,658	$15,581	$1,966	$65,771	$-	$148,108

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$997	$1,513	$245	$211	$45	$649	$-	$3,660
Charge-offs	(1,013)	(512)	-	(220)	(99)	(258)	-	(2,102)
Recoveries	60	85	-	14	11	2	-	172
Provision	491	195	(53)	223	102	143	-	1,101
Ending Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831

Ending balance: individually
evaluated for impairment	$305	$89	$-	$25	$-	$165	$-	$584

Ending balance: loans collectively
evaluated for impairment	$230	$1,192	$192	$203	$59	$371	$-	$2,247

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$3,270	$57,740	$8,848	$16,547	$2,118	$71,697	$-	$160,220

Ending balance: individually
evaluated for impairment	$1,772	$1,148	$-	$206	$-	$3,114	$-	$6,240

Ending balance: loans collectively
evaluated for impairment	$1,498	$56,592	$8,848	$16,341	$2,118	$68,583	$-	$153,980

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

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

Note 6—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10 “Share-Based Payment”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three months ended March 31, 2011 no shares were awarded under the Recognition and Retention Plan (“RRP”). Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2011 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2011	186,132	$9.47		$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	0	N/A

Oustanding at March 31, 2011	186,132	$9.47	5.0	$0

Options Exercisable at March 31, 2011	155,634	$9.45	5.0	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.59 on March 31, 2011 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on December 31, 2011. The amount changes based on the fair market value of the stock.

As of March 31, 2011 there was $24,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized over a weighted-average period of 0.25 years. The total fair value of shares vested during the quarter ended March 31, 2011 was $26,000.

A summary of the status of the Company’s non-vested options as of March 31, 2011, and changes during the quarter, is presented below:

		Weighted-Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at January 1, 2011	37,358	$2.10

Granted	0	N/A

Vested	(6,860)	$1.94

Forfeited	0	N/A

Nonvested at March 31, 2011	30,498	$2.13

Restricted Stock Awards - As of March 31, 2011 there was approximately $15,000 of unrecognized compensation cost related to non-vested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 0.25 years.

Note 7— COMMITMENTS TO EXTEND CREDIT.

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

At March 31, 2011, the Company had outstanding commitments to originate loans of $23.3 million. These commitments included $7.4 million for permanent one-to-four family dwellings, $980,000 for non-residential loans, $92,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.2 million of undisbursed lines of credit on home equity loans, $1.0 million of unused credit card lines, $7.8 million of unused commercial lines of credit, $170,000 of undisbursed commercial construction, $5,000 of unused Letters of Credit and $1.7 million in unused Overdraft Protection.

Note 8-FAIR VALUE MEASUREMENTS

FASB ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value at March 31, 2011 and 2010 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$8,150	$-	$8,150
Municipal notes	-	5,062	-	5,062
Mortgage-backed securities	-	25,596	-	25,596
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$38,809	$-	$38,809

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$4,562	$-	$4,562
Municipal notes	-	5,046	-	5,046
Mortgage-backed securities	-	25,692	-	25,692
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$35,301	$-	$35,301

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2011
	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the three-month period ended March 31, 2011

Impaired loans accounted for under FASB ASC 310-10	$3,033	$-	$-	$3,033	$94

Other real estate owned -residential mortgages	$667	$-	$-	$667	$40

Other Real estate owned - commercial	$2,520	$-	$-	$2,520	$15

Total change in fair value					$149

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the twelve-month period ended December 31, 2010

Impaired loans accounted for under FASB ASC 310-10	$2,920	$-	$-	$2,920	$878

Other real estate owned -residential mortgages	$514	$-	$-	$514	$68

Other Real estate owned - commercial	$2,569	$-	$-	$2,569	$830

Total change in fair value					$1,776

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

Other Real Estate Owned: Other real estate owned assets are reported in the above nonrecurring table at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At the time of foreclosure or repossession, real estate owned and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans to real estate owned and repossessed assets, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the above nonrecurring table.

Financial Instruments: The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based on quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

•
Investment Securities Available for Sale: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

•
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

•	Loans Held for Sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

•
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

•
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

•	REPO Sweep Accounts: The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

•
Long-term Borrowings:  The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Accrued Interest: The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$3,856	$3,856	$1,963	$1,963
Securities available for sale	38,809	38,809	35,301	35,301
Securities held to maturity	2,520	2,648	2,520	2,595
Loans and loans held for sale - Net	151,407	151,511	157,144	157,704
Federal Home Loan Bank stock	3,775	3,775	3,775	3,775
Accrued interest receivable	1,147	1,147	1,231	1,231

Financial liabilities:
Customer deposits	156,232	157,475	155,466	157,463
Federal Home Loan Bank advances	28,000	28,577	29,000	29,657
REPO sweep accounts	5,754	5,754	6,172	6,172
Accrued interest payable	190	190	194	194

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The standard requires the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures will include details on our past due loans and credit quality indicators.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods ending on or after December 15, 2010 and are included in Note 3 of the financial statements.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company has adopted the disclosures related to the activity that occurred during the reporting period beginning with our March 31, 2011 consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
 AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2011 and December 31, 2010, and the results of operations for the three-month periods ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended March 31, 2011, the Company had net income of $161,000, or $0.06 per basic and diluted share, compared to $202,000, or $0.07 per basic and diluted share, for the year earlier period, a decrease of $42,000.

Total assets decreased by $288,000, or 0.1%, from $215.7 million as of December 31, 2010 to $215.4 million as of March 31, 2011. Investment securities available for sale increased by $3.5 million and net loans receivable decreased $5.9 million during this time period. Total deposits increased $766,000 from December 31, 2010 to March 31, 2011 while Federal Home Loan Bank advances decreased by $1.0 million  and stockholders’equity increased by $260,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2011, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2010 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS:   Total assets decreased $288,000, or 0.1%, to $215.4 million at March 31, 2011 from $215.7 million at December 31, 201109.  Net loans receivable decreased $5.9 million, or 3.8%, to $151.3 million at March 31, 2011 from $157.1 million at December 31, 2010, due to the continued effect of adjustable-rate or balloon mortgage loans that have paid off or been refinanced and sold into the secondary market, a large purchased mortgage loan which paid off during the quarter, consumer loan balances that have declined due to normal pay-downs, pay-off of an out-of-state commercial loan participation, and in general, limited originations of loans to be held in the Company’s portfolio. Investment securities increased $3.5 million from December 31, 2010 to March 31, 2011 due primarily to the purchase of GNMA and municipal securities as opportunities arose.

LIABILITIES: Deposits increased $766,000 to $156.2 million at March 31, 2011. During the quarter lower-costing accounts such as savings, money market and checking accounts increased by approximately $1.3 million, or 1.8%. This was partially offset by a decrease in our certificate of deposit accounts of approximately $512,000, or 0.6%. FHLB advances decreased $1.0 million, or 3.4%, as an advance matured and was paid off from available cash from loan pay-offs.

EQUITY:   Stockholders’ equity increased $260,000 to $23.5 million at March 31, 2011 from $23.2 million   at December 31, 2010.  The increase was due mainly to the net earnings for the period of $161,000 and an increase of $59,000 in the unrealized gain on available-for-sale investment securities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

General: Net income decreased by $42,000 to $161,000 for the three months ended March 31, 2011 from $202,000 for the same period ended March 31, 2010.

Interest Income:   Interest income decreased to $2.6 million for the three months ended March 31, 2011 from $2.9 million for the comparable period in 2010. The average balance of interest earning assets decreased by $14.0 million from $215.9 million for the three months ended March 31, 2010 to $201.9 million for the three months ended March 31, 2011 and the average yield on interest earning assets decreased 20 basis points over that same time period from 5.37% to 5.17%.  The yield on our mortgage loan portfolio decreased by 24 basis points to 5.94% from 6.18% for the three month period ended March 31, 2011 from the year-earlier period, while the average balance of that portfolio decreased by $9.8 million to $70.7 million period over period.  The average balance of our non-mortgage loan portfolio decreased $7.1 million to $87.9 million for the three months ended March 31, 2011 from the year-earlier period, while the yield on this portfolio increased 11 basis points to 5.64% from 5.53% period over period.

Interest Expense: Interest expense decreased to $605,000 for the three months ended March 31, 2011 from $956,000 for the three months ended March 31, 2010. The decrease in interest expense for the three-month period was due in part to a $15.0 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 63 basis points period over period. Most notably, the average balance of our Federal Home Loan Bank advances decreased $14.5 million from the three-month period ended March 31, 2010 to the same period in 2011 as we paid off maturing advances with the proceeds from loan pay-offs and portfolio loans that were refinanced and sold into the secondary market. The cost of these advances decreased 63 basis points period over period.  In addition, our certificates of deposit decreased $8.1 million from the three-month period ended March 31, 2010 to the same period in 2011 and the cost of our certificates of deposit decreased 58 basis points period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended March 31, 2011
	Compared to
	Quarter ended March 31, 2010
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(243)	$(24)	$(267)
Investment securities	21	(45)	$(24)
Other investments	5	(4)	$1

Total interest-earning assets	(217)	(73)	(290)

Interest-bearing liabilities:
Savings Deposits	-	-	-
Money Market/NOW accounts	16	(49)	(33)
Certificates of Deposit	(57)	(111)	(168)
Deposits	(41)	(160)	(201)
Borrowed funds	(44)	(106)	(150)

Total interest-bearing liabilities	(85)	(266)	(351)

Change in net interest income	$(132)	$193	$61

Net Interest Income:   Net interest income increased by $61,000, to $2.0 million for the three-month period ended March 31, 2011 from $1.9 million for the same period in 2010.  For the three months ended March 31, 2011, average interest-earning assets decreased $14.0 million, or 6.5%, to $201.9 million when compared to the same period in 2010. Average interest-bearing liabilities decreased $14.9 million, or 7.7%, to $179.3 million for the quarter ended March 31, 2011 from $194.2 million for the quarter ended March 31, 2010.  The yield on average interest-earning assets decreased to 5.17% for the three month period ended March 31, 2011 from 5.37% for the same period ended in 2010.  In addition, the cost of average interest-bearing liabilities decreased to 1.37% from 2.00% for the three month periods ended March 31, 2011 and 2010, respectively.  Our interest rate spread increased by 42 basis points to 3.80% while our net interest margin increased by 37 basis points to 3.95% for the three month period ended March 31, 2011 from 3.58% for same period in 2010.

Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Total non-accrual loans	$6,038	$6,240

Accrual loans delinquent 90 days or more:
One- to four-family residential	774	282
Other real estate loans	-	82
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	39	2
Total accrual loans delinquent 90 days or more	$813	$366

Total nonperforming loans (1)	6,851	6,606
Total real estate owned-residential mortgages (2)	652	494
Total real estate owned-Commercial (2)	2,520	2,304
Total real estate owned-Consumer & other repossessed assets (2)	15	20
Total nonperforming assets	$10,038	$9,424

Total nonperforming loans to loans receivable	4.45%	4.13%
Total nonperforming assets to total assets	4.66%	4.37%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)
Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Non-accrual loans decreased by $202,000 from December 31, 2010 to March 31, 2011. Total non-performing assets increased by $614,000 from December 31, 2010 to March 31, 2011. The decrease in our non-accrual loans was mainly due to the charge-off of loans during the period ended March 31, 2011, while the increase in non-performing assets was due mainly to an increase of $447,000 in accrual loans 90 or more days delinquent, related mainly to three mortgage loans.  In addition, our real-estate owned increased by $369,000 from December 31, 2010.

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

The provision for loan losses amounted to $67,000 for the three-month period ended March 31, 2011 and $11,000 for the comparable period in 2010.  The increase for the three-month period related primarily to three factors:
•
For the quarter ended March 31, 2011 we moved a large commercial loan out of construction status into our general pool of commercial loans, which allowed us to reduce the amount of general reserves we needed to record. Construction loans carry a higher degree of risk and therefore a higher level of reserve.

•	During the quarter ended March 31, 2011, we recorded specific reserves of approximately $80,000 on a previously identified mortgage credit and $79,000 on a commercial credit.
•
The provision for the quarter ended March 31, 2010 was positively impacted by a decrease in required reserve related to one large commercial credit for which we had established a large reserve in 2009 based on known information at that time. In early 2010 we received updated information that led us to reverse approximately $146,000 of the reserve we had established in 2009, resulting in a smaller than anticipated provision for that quarter.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2011
Real estate loans:
Construction	1,978	-	1,772
One - to four - family	68,467	774	2,832
Commercial Mortgages	57,323	-	1,261
Home equity lines of credit/ Junior liens	15,739	35	158
Commercial loans	8,658	-	-
Consumer loans	1,981	4	15

Total gross loans	$154,146	$813	$6,038
Less:
Net deferred loan fees	(259)	(6)	(9)
Allowance for loan losses	(2,632)	-	(643)
Total loans, net	$151,255	$807	$5,386

At December 31, 2010
Real estate loans:
Construction	3,426	-	1,772
One - to four - family	71,541	282	3,114
Commercial Mortgages	57,740	82	1,148
Home equity lines of credit/Junior liens	16,547	-	206
Commercial loans	8,848	-	-
Consumer loans	2,118	2	-

Total gross loans	$160,220	$366	$6,240
Less:
Net deferred loan fees	(245)	(1)	(11)
Allowance for loan losses	(2,831)	-	(584)
Total loans, net	$157,144	$365	$5,645

Non Interest Income:   Non interest income decreased from $578,000 for the three months ended March 31, 2010 to $449,000 for the three months ended March 31, 2011. The results reflected a decrease of $40,000 in service charges and other fees, and a decrease of $49,000 in gain on sale of available-for-sale securities as securities were sold at a gain during the three-month period ended March 31, 2010 and no securities were sold during the corresponding period in 2011.

Non Interest Expense: Non interest expense remained relatively unchanged at $2.2 million for both the three-months ended March 31, 2011 and 2010; however there were changes in the composition of our non-interest expense period over period:  other expenses increased by $102,000, or 30.4%, period over period, related mostly to expenses on troubled credits and repossessed assets; our FDIC premiums decreased by $23,000, or 24.4% period over period as the Company’s assessment rate decreased; occupancy expense decreased by $43,000, or 13.6%, related primarily to lower depreciation expense on equipment that is now fully depreciated, and professional services decreased by $16,000, or 15.1%.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OTS regulations.  This requirement may be varied at the direction of the OTS. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of March 31, 2011 was $42.5 million, or 33.2% compared to $35.4 million, or 28.5% at December 31, 2010.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.  As of March 31, 2011, the Bank had unused borrowing capacity totaling $24.1 million at the FHLB based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including  real estate development loans.  During the three month period ended March 31, 2011, the Company originated $7.2 million in residential mortgage loans, of which $287,000 were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $8.1 million in originations during the first three months of 2010 of which $1.2 million were retained in portfolio.  The Company also originated $4.5 million of commercial loans and $319,000 of consumer loans in the first three months of 2011 compared to $3.4 million of commercial loans and $779,000 of consumer loans for the same period in 2010.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 44.5% and 46.3%, commercial loans 44.0% and 42.0% and consumer loans 11.5% and 11.7% at March 31, 2011 and March 31, 2010, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes.  At March 31, 2011 deposits funded 72.5% of the Company’s total assets compared to 72.1% at December 31, 2010.  Certificates of deposit scheduled to mature in less than one year at March 31, 2011 totaled $54.0 million. Management believes that a significant portion of such deposits will remain with the Bank.  The Bank  monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At March 31, 2011 the Company had $28.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 13.0% at March 31, 2011 as compared to 13.4% at December 31, 2010.  The Company has sufficient available collateral to obtain additional advances  of $24.1 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2011 was $23.5 million, or 10.9% of total assets, compared to $23.2  million, or 10.8% of total assets, at December 31, 2010 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets levels in accordance with OTS regulations.  The Bank exceeded all regulatory capital requirements at March 31, 2011.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2011:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to
adjusted assets)	$21,388	9.99%	$8,561	4.00%	$10,701	5.00%
Total risk-based capital ( to risk-
weighted assets)	$23,143	16.52%	$11,210	8.00%	$14,012	10.00%
Tier 1 risk-based capital ( to
risk weighted assets)	$21,388	15.26%	$5,605	4.00%	$8,507	6.00%
Tangible Capital ( to
tangible assets)	$21,388	9.99%	$3,210	1.50%	$4,281	2.00%

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

There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended March 31, 2011

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A -	Risk Factors:
Not applicable to smaller reporting companies

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3 -	Defaults upon Senior Securities:
Not applicable.

Item 4 -	[Removed and Reserved]

Item 5 -	Other Information:
Not applicable

Item 6 -	Exhibits

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
Quarter Ended March 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 12, 2011

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2011