Form 10-Q
period 2011-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2011-08-11
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 10, 2011
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,951,713	$1,889,999
Overnight deposits with FHLB	34,756	72,658
Total cash and cash equivalents	3,986,469	1,962,657
Securities AFS	47,671,712	35,301,238
Securities HTM	2,485,000	2,520,000
Loans held for sale	550,613	-
Loans receivable, net of allowance for loan losses of $2,190,949 and $2,831,332 as of June 30, 2011 and December 31, 2010, respectively	144,825,894	157,143,918
Foreclosed real estate and other repossessed assets	4,625,417	2,818,343
Federal Home Loan Bank stock, at cost	3,266,100	3,775,400
Premises and equipment	5,924,907	6,026,793
Accrued interest receivable	1,158,565	1,230,938
Intangible assets	481,081	627,306
Prepaid FDIC premiums	852,890	967,143
Deferred tax asset	471,751	659,194
Other assets	2,623,837	2,700,034
Total assets	$218,924,236	$215,732,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,110,486	$155,465,896
Advances from borrowers for taxes and insurance	370,215	130,030
Federal Home Loan Bank Advances	32,000,000	29,000,000
REPO Sweep Accounts	4,847,231	6,172,362
Accrued expenses and other liabilities	1,530,196	1,728,735

Total liabilities	194,858,128	192,497,023

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,851,341	23,822,152
Retained earnings	2,661,488	2,238,064
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(556)	(38,382)
Accumulated other comprehensive income	485,835	146,107
Total stockholders' equity	24,066,108	23,235,941

Total liabilities and stockholders' equity	$218,924,236	$215,732,964

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,317,197	$2,552,986	$4,590,517	$5,093,399
Interest and dividends on investments
Taxable	134,402	106,843	229,217	239,406
Tax-exempt	40,011	58,455	80,339	111,267
Interest on mortgage-backed securities	199,702	165,313	383,068	321,846
Total interest income	2,691,312	2,883,597	5,283,141	5,765,918

Interest expense:
Interest on deposits	407,875	601,733	845,128	1,239,557
Interest on borrowings	172,681	298,657	340,755	617,239
Total interest expense	580,556	900,390	1,185,883	1,856,796

Net interest income	2,110,756	1,983,207	4,097,258	3,909,122
Provision for loan losses	(19,238)	594,840	48,120	605,928
Net interest income after provision for loan losses	2,129,994	1,388,367	4,049,138	3,303,194

Non-interest income:
Service charges and other fees	181,228	199,340	345,719	403,514
Mortgage banking activities	182,463	315,223	418,446	563,315
Gain on sale of investments	-	447,387	-	496,817
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(37,756)	42,691	(46,431)	53,867
Other	67,048	260,723	124,601	326,336
Total non-interest income	392,983	1,265,364	842,335	1,843,849

Non-interest expense:
Compensation and employee benefits	1,159,252	1,194,299	2,328,188	2,365,241
FDIC Insurance Premiums	51,170	94,348	122,387	188,548
Advertising	33,817	36,103	56,838	55,992
Occupancy	267,652	288,237	537,694	600,813
Amortization of intangible assets	73,112	73,112	146,225	146,225
Service bureau charges	79,292	86,114	155,498	165,696
Professional services	133,570	149,091	221,147	252,202
Other	462,389	515,103	900,072	850,786
Total non-interest expense	2,260,254	2,436,407	4,468,049	4,625,503

Income before income tax benefit	262,723	217,324	423,424	521,540
Income tax benefit	-	(101,913)	-	-

Net Income	$262,723	$319,237	$423,424	$521,540

Per share data:
Net income per share
Basic	$0.09	$0.11	$0.15	$0.18
Diluted	$0.09	$0.11	$0.15	$0.18
Weighted average number of shares outstanding
Basic and diluted	2,884,049	2,884,249	2,884,049	2,884,249
Dividends per common share	$-	$-	$-	$-
See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2010	$31,918	$(2,963,918)	$23,822,152	$(38,382)	$2,238,064	$146,107	$23,235,941

Treasury Stock at Cost	-	-	-	-	-	-	-

Stock-based compensation	-	-	29,189	37,826	-	-	67,015

Net income for the period	-	-	-	-	423,424	-	423,424

Change in unrealized gain:
on available-for-sale securities (net of tax of $175,011)	-	-	-	-	-	339,728	339,728

Total comprehensive income	-	-	-	-	-	-	763,152

Balance at June 30, 2011	$31,918	$(2,963,918)	$23,851,341	$(556)	$2,661,488	$485,835	$24,066,108

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	For Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$423,424	$521,540
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	360,115	410,565
Provision for loan loss	48,120	605,928
Amortization and accretion on securities	133,688	60,794
Gain on sale of investment securities	-	(496,817)
Stock-based compensation	67,015	109,429
Gain on sale of loans held for sale	(162,421)	(225,014)
Originations of loans held for sale	(11,516,189)	(17,133,098)
Proceeds from sale of loans held for sale	11,127,997	16,639,206
Gain on sale of fixed assets	(990)	(9,423)
Net change in
Accrued interest receivable	72,373	132,706
Other assets	568,753	867,161
Prepaid FDIC insurance premiums	114,253	179,338
Deferred income tax expense (benefit)	187,443	(84,193)
Accrued expenses and other liabilities	(198,539)	194,306

Net cash provided by operating activities	1,225,042	1,772,428

Cash Flows from Investing Activities:
Net decrease in loans (loans originated, net of principal payments)	9,795,262	6,787,517
Proceeds from maturity and sale of available-for-sale securities	3,374,182	19,558,755
Proceeds from sale of property and equipment	1,480	30,874
Purchase of securities	(15,328,604)	(18,604,083)
Purchase of premises and equipment	(112,494)	(11,086)
Proceeds from sale of Federal Home Loan Bank Stock	509,300	-
Net cash (used for) provided by investing activities	(1,760,874)	7,761,977

Cash Flows from Financing Activities:
Net increase/(decrease) in deposits	644,590	(273,222)
Net decrease in Repo Sweep accounts	(1,325,131)	(162,167)
Net increase in advances from borrowers	240,185	268,295
Advances from Federal Home Loan Bank and notes payable	7,350,000	11,925,000
Repayments of Federal Home Loan Bank advances and notes payable	(4,350,000)	(18,955,927)
Net cash provided by (used for) financing activities	2,559,644	(7,198,021)

Net increase in cash and cash equivalents	2,023,812	2,336,384
Cash and cash equivalents at beginning of period	1,962,657	3,099,058
Cash and cash equivalents at end of period	$3,986,469	$5,435,442

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,203,998	$1,929,931
Income taxes	-	-
Transfers of loans to foreclosed real estate and repossessed assets	2,474,642	208,902

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent.  The carrying value and estimated fair value of securities are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$14,396	$85	$-	14,481
Municipal obligations	7,976	288	-	8,264
Mortgage-backed securities	24,562	372	(8)	24,926
Equity securities	2	-	(1)	1

Total	$46,936	$745	$(9)	$47,672

Securities Held to Maturity
Municipal obligations	$2,485	$159	$(1)	$2,643

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$4,518	$44	$-	4,562
Municipal obligations	4,875	171	-	5,046
Mortgage-backed securities	25,684	83	(75)	25,692
Equity securities	3	-	(2)	1

Total	$35,080	$298	$(77)	$35,301

Securities Held to Maturity
Municipal obligations	$2,520	$90	$(15)	$2,595

The amortized cost and estimated market value of securities at June 30, 2011, by contract maturity,   are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2011
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,557	$1,561
Due after one year through five years	13,871	14,030
Due in five year through ten years	6,528	6,671
Due after ten years	416	483

Subtotal	22,372	22,745

Equity securities	2	1
Mortgage-backed securities	24,562	24,926

Total	$46,936	$47,672

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	395	424
Due in five year through ten years	645	695
Due after ten years	1,355	1,433

Total	$2,485	$2,643

At June 30, 2011 and December 31, 2010, securities with a carrying value of $35,833,000 and $34,981,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the six-months ended June 30, 2011 and 2010 were $0 and $10,354,000, respectively, resulting in gross gains of $0 and $497,000, respectively and gross losses of $0 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than   and more than twelve months as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	1,658	(8)	-	-
Equity securities	-	-	2	(1)

Total	$1,658	$(8)	$2	$(1)

Held to Maturity:
Municipal obligations	$-	$-	$29	$(1)

	December 31, 2010
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	12,626	(75)	-	-
Equity securities	3	(2)	-	-

Total	$12,629	$(77)	$-	$-

Held to Maturity:
Municipal obligations	$382	$(13)	$28	$(2)

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2011	2010
	(in thousands)
Real estate loans:
Residential mortgage	$65,060	$71,697
Commercial loans:
Secured by real estate	57,465	61,010
Other	8,208	8,848
Total commercial loans	65,673	69,858

Consumer loans:
Secured by real estate	15,056	16,547
Other	1,474	2,118

Total consumer loans	16,530	18,665
Total gross loans	$147,263	$160,220
Less:
Net deferred loan fees	(246)	(245)
Allowance for loan losses	(2,191)	(2,831)

Total loans, net	$144,826	$157,144

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$290	$290	$70	$360	$-
Commercial Real Estate - other	447	-	514	961	56,144	57,105	-
Commercial - non real estate	-	-	-	-	8,208	8,208	-

Consumer:
Consumer - Real Estate	272	112	158	542	14,514	15,056	-
Consumer - Other	17	13	1	31	1,443	1,474	1

Residential:
Residential	2,935	1,191	2,771	6,897	58,163	65,060	340
Total	$3,671	$1,316	$3,734	$8,721	$138,542	$147,263	$341

As of December 31, 2010
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$1,772	$1,772	$1,498	$3,270	$-
Commercial Real Estate - other	891	488	784	2,163	55,577	57,740	82
Commercial - non real estate	-	6	-	6	8,842	8,848	-

Consumer:
Consumer - Real Estate	650	108	205	963	15,584	16,547	-
Consumer - Other	27	14	2	43	2,075	2,118	2

Residential:
Residential	3,919	2,056	2,434	8,409	63,288	71,697	282
Total	$5,487	$2,672	$5,197	$13,356	$146,864	$160,220	$366

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
In any tables presented subsequently, Risk Grade 4.5 credits are included with Risk Grade 4 credits.

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$2
3	70	13,169	2,793
4	-	30,362	5,049
5	-	5,179	364
6	290	8,395	-
7	-	-	-
8	-	-	-
Total	$360	$57,105	$8,208

As of December 31, 2010

	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$5
3	70	12,411	2,958
4	1,428	33,754	5,631
5	-	3,245	248
6	1,772	8,330	6
7	-	-	-
8	-	-	-
Total	$3,270	$57,740	$8,848

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity.  Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of June 30, 2011 and December 31, 2010:

As of June 30, 2011		As of December 31, 2010

	Residential		Residential

Grade		Grade

Pass	$61,774	Pass	$68,301
Special Mention	-	Special Mention	-
Substandard	3,286	Substandard	3,396
Total	$65,060	Total	$71,697

As of June 30, 2011

	Consumer -
	Real Estate	Consumer - Other

Performing	$14,880	$1,468
Nonperforming	176	7
Total	$15,056	$1,475

As of December 31, 2010

	Consumer -
	Real Estate	Consumer - Other

Performing	$16,341	$2,116
Nonperforming	206	2
Total	$16,547	$2,118

The following table presents the recorded investment in non-accrual loans by class as of June 30, 2011 and December 31, 2010:

As of
June 30, 2011

Commercial Real Estate:
Commercial Real Estate - construction	$290
Commercial Real Estate - other	514
Commercial	-

Consumer:
Consumer - real estate	176
Consumer - other	6

Residential:
Residential	2,946

Total	$3,932

As of
December 31, 2010

Commercial Real Estate:
Commercial Real Estate - construction	$1,772
Commercial Real Estate - other	1,148
Commercial	-

Consumer:
Consumer - real estate	206
Consumer - other	-

Residential:
Residential	3,114

Total	$6,240

The key features of the Company’s loan modifications are determined on a loan-by-loan basis.  Generally, our restructurings have related to interest rate reductions and loan term extensions. In the past the Company has granted reductions in interest rates, payment extensions and short-term payment forbearances as a means to maximize collectability of troubled credits.  The Company has not forgiven principal to date, although this would be considered if necessary to ensure the long-term collectability of the loan. The Company’s loan modifications are typically short-term in nature, although the Company would consider a long-term modification to ensure the long-term collectability of the credit. In general, a borrower must make at least six consecutive timely payments before the Company would consider a return of a restructured loan to accruing status in accordance with Federal Deposit Insurance Corporation guidelines regarding restoration of credits to accrual status.

The Bank has classified approximately $1,415,000 of its impaired loans as troubled debt restructurings as of June 30, 2011, as noted in the table below:

As of June 30, 2011

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment

Troubled Debt Restructurings

Commercial Real Estate - Construction	-	-	-
Commercial Real Estate - Other	3	1,488	1,415
Commercial - non real estate	-	-	-
Residential	-	-	-

Number of
	Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Commercial Real Estate - Construction	-	-
Commercial Real Estate - Other	-	-
Commercial - non real estate	-	-
Residential	-	-

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

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquency, secured consumer loans are charged down to the value of collateral, if repossession of the collateral is assured and/or in the process of repossession.  Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial credits are charged down at 90 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance.  Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-offs may be realized as further unsecured positions are recognized.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	60	60	-	60	-
Consumer - Real Estate	68	68	-	70	-
Consumer - Other	6	6	-	7	-
Residential	2,527	2,451	-	2,460	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	290	290	150	290	-
Commercial Real Estate - Other	1,236	1,236	245	1,239	-
Consumer - Real Estate	109	108	20	108	-
Consumer - Other	-	-	-	-	-
Residential	495	495	129	494	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$290	$290	$150	$290	$-
Commercial Real Estate - Other	$1,296	$1,296	$245	$1,299	$-
Consumer - Real Estate	$177	$176	$20	$178	$-
Consumer - Other	$6	$6	$-	$7	$-
Residential	$3,022	$2,946	$129	$2,954	$-

As of December 31, 2010
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	822	674	-	667	-
Consumer - Real Estate	124	123	-	193	-
Consumer - Other	-	-	-	-	-
Residential	1,842	1,770	-	1,803	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	3,449	1,772	305	1,805	-
Commercial Real Estate - Other	586	474	89	1,132	-
Consumer - Real Estate	83	83	25	14	-
Consumer - Other	-	-	-	-	-
Residential	1,416	1,344	165	1,330	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$3,449	$1,772	$305	$1,805	$-
Commercial Real Estate - Other	$1,408	$1,148	$89	$1,132	$-
Consumer - Real Estate	$207	$206	$25	$207	$-
Consumer - Other	$-	$-	$-	$-	$-
Residential	$3,258	$3,114	$165	$3,133	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarter and year ended June 30, 2011 and December 31, 2010, respectively:

For the Six Months Ended June 30, 2011

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	(94)	(119)	(6)	(83)	(18)	(404)	-	$(724)
Recoveries	-	3	-	23	7	3	-	$36
Provision	(277)	(103)	(34)	50	(26)	438	-	$48
Ending Balance	$164	$1,062	$152	$218	$22	$573	$-	$2,191

Ending balance: individually evaluated for impairment	$150	$245	$-	$20	$-	$129	$-	$544

Ending balance: loans collectively evaluated for impairment	$14	$817	$152	$198	$22	$444	$-	$1,647

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$360	$57,105	$8,208	$15,056	$1,474	$65,060	$-	$147,263

Ending balance: individually evaluated for impairment	$290	$1,296	$-	$176	$6	$2,946	$-	$4,714

Ending balance: loans collectively evaluated for impairment	$70	$55,809	$8,208	$14,880	$1,468	$62,114	$-	$142,549

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$997	$1,513	$245	$211	$45	$649	$-	$3,660
Charge-offs	(1,013)	(512)	-	(220)	(99)	(258)	-	(2,102)
Recoveries	60	85	-	14	11	2	-	172
Provision	491	195	(53)	223	102	143	-	1,101
Ending Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831

Ending balance: individually evaluated for impairment	$305	$89	$-	$25	$-	$165	$-	$584

Ending balance: loans collectively evaluated for impairment	$230	$1,192	$192	$203	$59	$371	$-	$2,247

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$3,270	$57,740	$8,848	$16,547	$2,118	$71,697	$-	$160,220

Ending balance: individually evaluated for impairment	$1,772	$1,148	$-	$206	$-	$3,114	$-	$6,240

Ending balance: loans collectively evaluated for impairment	$1,498	$56,592	$8,848	$16,341	$2,118	$68,583	$-	$153,980

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

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

Note 6—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of FASB ASC 718-10 “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and six months ended June 30, 2011, no shares were awarded under the Recognition and Retention Plan (“RRP”).  Shares issued under the RRP and exercised pursuant to the exercise of the stock option plan may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2011 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2011	186,132	$9.47

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	0	N/A

Oustanding at June 30, 2011	186,132	$9.47	4.81	$0

Options Exercisable at June 30, 2011	184,652	$9.48	4.75	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.75 on June 30, 2011 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2011.  This amount changes based on the fair market value of the stock.

As of June 30, 2011 there was $2,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of options vested during the six months ended June 30, 2011 was $135,992.

A summary of the status of the Company’s nonvested options as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2011	37,358	$2.10

Granted	0	N/A

Vested	(35,878)	$2.12

Forfeited	0	N/A

Nonvested at June 30, 2011	1,480	$2.15

Restricted Stock Awards - As of June 30, 2011 there was $1,000 of unrecognized compensation cost related to nonvested restricted stock awards under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

At June 30, 2011, the Company had outstanding commitments to originate loans of $18.4 million. These commitments included $5.4 million for permanent one-to-four family dwellings, $2.2 million for non-residential loans, $550,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.1 million of undisbursed lines of credit on home equity loans, $1.0  million of unused credit card lines, $3.3 million of unused commercial lines of credit, $170,000 of undisbursed loans for commercial construction, $5,000 of unused letters of credit and $1.7 million in unused Overdraft Protection.

Note 8-FAIR VALUE MEASUREMENTS

ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$14,481	$-	$14,481
Municipal obligations	-	8,264	-	8,264
Mortgage-backed securities	-	24,926	-	24,926
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$47,672	$-	$47,672

Liabilities
None

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$4,562	$-	$4,562
Municipal obligations	-	5,046	-	5,046
Mortgage-backed securities	-	25,692	-	25,692
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$35,301	$-	$35,301

Liabilities
None

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include non-homogenous loans that are considered impaired and real estate owned. For impaired loans accounted for under ASC 310-10, the Company has estimated the fair value using Level 3 inputs using discounted cash flow projections. Other Real Estate Owned consists of property received in full or partial satisfaction of a receivable. The Company utilizes independent appraisals or broker price opinions to estimate the fair value of these properties.

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2011
	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the six-month period ended June 30, 2011

Impaired loans accounted for under ASC 310-10	$1,586	$-	$-	$1,586	$211

Other real estate owned -residential mortgages	$767	$-	$-	$767	$12

Other Real estate owned - commercial	$2,545	$-	$-	$2,545	$65

Other Repossessed Assets	$1,313	$-	$-	$1,313	$-

Total change in fair value					$288

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the twelve-month period ended December 31, 2010

Impaired loans accounted for under ASC 310-10	$2,920	$-	$-	$2,920	$878

Other real estate owned -residential mortgages	$514	$-	$-	$514	$68

Other Real estate owned - commercial	$2,569	$-	$-	$2,569	$830

Total change in fair value					$1,776

Impaired Loans. The Company does not record loans at fair value on a recurring basis.However, on occasion, a loan is considered impaired and an allowance for loan loss is established.  A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The Company recognizes a collateral dependent loan as non-performing and impaired when the loan becomes 90 or more days delinquent (or sooner depending on the facts and circumstances of the loan).  At the time the collateral-dependent loan is determined to be impaired, the Company orders third party appraisals to assist in the determination of the fair value of the underlying collateral supporting the credit. At least annually, the Company obtains updated third-party valuations on impaired loans which are deemed to be collateral-dependent to ensure additional impairment does not exist or, if impairment does exist, that it has been recorded in the proper reporting period.

The Company records a provision for loan loss (specific reserve) on a collateral-dependent impaired loan at the time the third-party appraisal is received and analyzed if the fair market value is determined to be less than the carrying value of the loan as of the date of the appraisal.  The timing of an actual charge-off depends on the facts and circumstances of the loan. Generally, the institution recognizes a charge-off on collateral-dependent loans when appraisals are obtained and analyzed by the credit department and the fair value is determined to be less than the carrying value of the credit.  Depending on the facts and circumstances of the loan, the actual charge-off may be delayed until all information is received and analyzed pertaining to the individual credit.  There have been no significant time lapses during this process.

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

•
Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

•	REPO Sweep Accounts: The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

•
Long-term Borrowings:  The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Accrued Interest: The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$3,986	$3,986	$1,963	$1,963
Securities available for sale	47,672	47,672	35,301	35,301
Securities held to maturity	2,485	2,643	2,520	2,595
Loans and loans held for sale - Net	145,377	145,942	157,144	157,704
Federal Home Loan Bank stock	3,266	3,266	3,775	3,775
Accrued interest receivable	1,159	1,159	1,231	1,231

Financial liabilities:
Customer deposits	156,110	157,178	155,466	157,463
Federal Home Loan Bank advances	32,000	32,562	29,000	29,657
REPO sweep accounts	4,847	4,847	6,172	6,172
Accrued interest payable	176	176	194	194

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The standard requires the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures will include details on our past due loans and credit quality indicators.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods ending on or after December 15, 2010 and are included in Note 3 of the financial statements.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company has adopted the disclosures related to the activity that occurred during the reporting period beginning with our June 30, 2011 consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Company has early adopted the disclosures related to troubled debt restructurings effective with the quarter ended June 30, 2011.

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
 AND SUBSIDIARIES

PART Ι  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2011 and December 31, 2010, and the results of operations for the three- and six-month periods ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended June 30, 2011, the Company reported net income of $263,000, or $0.09 per basic and diluted share, compared to $319,000, or $0.11 per basic and diluted share, for the year earlier period, a decrease of $93,000.  Net income was $423,000, or $0.15 per share, for the six months ended June 30, 2011 as compared to $522,000, or $0.18 per share, for the same period ended June 30, 2010.

Total assets increased by $3.2 million, or 1.5%, from $215.7 million as of December 31, 2010 to $218.9 million as of June 30, 2011. Cash and cash equivalents increased by $2.0 million while investment securities available for sale increased by $12.4 million and net loans receivable decreased $12.3 million during this time period. Total deposits increased $645,000 from December 31, 2010 to June 30, 2011, Federal Home Loan Bank advances increased by $3.0 million, REPO sweep accounts decreased by $1.3 million, and equity increased by $830,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2011, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2010 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS:   Total assets increased $3.2 million, or 1.5%, to $218.9 million at June 30, 2011 from $215.7 million at December 31, 2010.  Investment securities available for sale increased $12.4 million, or 35.0%, from December 31, 2010 to June 30, 2011 due primarily to the purchase of GNMA and municipal securities as opportunities arose and as we received funds from loan pay-offs. Net loans receivable decreased $12.3 million, or 7.8% to $144.8 million at June 30, 2010 from $157.1 million at December 31, 2010. The decrease in net loans was attributable primarily to the continued effect of adjustable-rate or balloon mortgage loans that have paid off or been refinanced and sold into the secondary market, a large purchased mortgage which paid off during the six-month period, consumer loan balances that have declined due to normal pay-downs, pay-off of an out-of-state commercial loan participation, and in general, limited originations of loans to be held in the Company’s portfolio.

LIABILITIES:   Deposits increased by $645,000 to $156.1 million at June 30, 2011 from $155.5 million at December 31, 2010. However, the composition of our deposits changed during the six-month period. Our certificate of deposit product decreased by $6.8 million as, in general,  we were not the market leader in rates on this product during this time period.  The decrease in our certificate of deposit products was partially offset by increases of $447,000 in liquid certificate of deposit accounts (from which customers can take a penalty–free withdrawal with seven days advance written notice), $687,000 in statement savings accounts, $1.4 million in non-interest bearing demand deposit accounts and $2.7 million in NOW demand deposit accounts. Total  FHLB advances increased $3.0 million to $32.0 million at June 30, 2011 from $29.0 million at December 31, 2010 as we leveraged to grow our balance sheet.

EQUITY:   Stockholders’ equity increased $830,000 to $24.1 million at June 30, 2011 from $23.2 million at December 31, 2010. The increase was due primarily to net income for the six-month period of $423,000 and an increase of $340,000 in the unrealized gain on available-for-sale securities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

General: Net income decreased by $57,000 to $263,000 for the three months ended June 30, 2011 from $319,000 for the same period ended June 30, 2010.

Interest Income:   Interest income decreased to $2.7 million for the three months ended June 30, 2011 from $2.9 million for the year earlier period, due to two factors: a decrease of $10.8 million in the average balance of interest-earning assets to $201.8 million for the three month period ended June 30, 2011 from $212.6 million for the three month period ended June 30, 2010 and a decrease of 9 basis points in the average yield on these assets period over period.

Interest Expense:   Interest expense decreased to $581,000 for the three months ended June 30, 2011 from $900,000 for the three months ended June 30, 2010. The decrease in interest expense for the three month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased from 2.31% for the three months ended June 30, 2010 to 1.76% for the three months ended June 30, 2011 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 71 basis points from 2.96% for the three months ended June 30, 2010 to 2.25% for the three months ended June 30, 2011 due to decreases in market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2011
	Compared to
	Quarter ended June 30, 2010
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(54)	$(182)	$(236)
Investment securities	60	(22)	$38
Other investments	(1)	7	$6
Total interest-earning assets	5	(197)	(192)

Interest-bearing liabilities:
Money Market/NOW accounts	6	(48)	(42)
Certificates of Deposit	(46)	(106)	(152)
Deposits	(40)	(154)	(194)
Borrowed funds	403	(529)	(126)
Total interest-bearing liabilities	363	(683)	(320)

Change in net interest income	$(358)	$486	$128

Net Interest Income:   Net interest income increased to $2.1 million for the three-month period ended June 30, 2011 from $2.0 million for the same period in 2010.  For the three months ended June 30, 2011, average interest-earning assets decreased $10.8 million, or 5.1% when compared to the same period in 2010. Average interest-bearing liabilities decreased $12.9 million, or 6.7%, to $178.9 million for the quarter ended June 30, 2011 from $191.8 million for the quarter ended June 30, 2010.  The yield on average interest-earning assets decreased to 5.34% for the three-month period ended June 30, 2011 from 5.43% for the same period ended in 2010 and the cost of average interest-bearing liabilities decreased to 1.30% from 1.88% for the  three-month periods ended June 30, 2011 and 2010, respectively.  The net interest margin increased to 4.19% for the three-month period ended June 30, 2011 from 3.73% for same period in 2010.

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

The provision for loan losses for the three-month period ended June 30, 2011 was income of $19,000, as compared to expense of $595,000 for the prior year period. Our provision for loan losses is based on an eight-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. Total net charge-offs for the quarter-ended June 30, 2011 were $422,000 as compared to $1.8 million for the quarter ended June 30, 2009, which rolled-off our required reserve calculation based on our eight-quarter rolling average method.  That decrease in charge-offs quarter over quarter resulted in lower loss factors which were applied to our various pools of loans to establish an adequate reserve.  In addition, loan balances have declined substantially from December 31, 2010.  Both of these factors enabled us to reverse provision expense recorded in prior periods. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At June 30, 2011
Real estate loans:
Construction	$415	$-	$290
One - to four - family	65,005	340	2,946
Commercial Mortgages	57,105	-	514
Home equity lines of credit/ Junior liens	15,056	-	176
Commercial loans	8,208	-	-
Consumer loans	1,474	1	6

Total gross loans	147,263	341	3,932
Less:
Net deferred loan fees	(246)	(1)	(13)
Allowance for loan losses	(2,191)	-	(544)
Total loans, net	$144,826	$340	$3,375

At December 31, 2010
Real estate loans:
Construction	$3,426	$-	$1,772
One - to four - family	71,541	282	3,114
Commercial Mortgages	57,740	82	1,148
Home equity lines of credit/Junior liens	16,547	-	206
Commercial loans	8,848	-	-
Consumer loans	2,118	2	-

Total gross loans	160,220	366	6,240
Less:
Net deferred loan fees	(245)	(1)	(11)
Allowance for loan losses	(2,831)	-	(584)
Total loans, net	$157,144	$365	$5,645

Non Interest Income: Non interest income decreased to $393,000 for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. The period ended June 30, 2010 included a $447,000 gain on sale of investments as a result of restructuring the investment portfolio in an effort to reduce credit risk as well as a $200,000 settlement on a lawsuit.  Additionally, in 2011 we continued to experience a decrease in mortgage banking activities as mortgage refinances were considerably lower for the three-month period ended June 30, 2011 as compared to the prior year period, resulting in a $133,000 decrease in income period over period.

Non Interest Expense: Non interest expense decreased from $2.4 million for the three months ended June 30, 2010 to $2.3 million for the three months ended June 30, 2011. Most notably, our FDIC premiums decreased by $43,000 period over period due in part to improvement in our risk profile. In addition, other expenses, consisting primarily of expenses related to problem credits, decreased $53,000 period over period.

Income Taxes:   The Company had no federal income expense for the three months ended June 30, 2011 due to net operating loss carryforwards, compared to a federal income tax benefit of $102,000 for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

General: Net income decreased by $98,000 to $423,000 for the six months ended June 30, 2011 from $522,000 for the same period ended June 30, 2010.

Interest Income:   Interest income decreased by $483,000 to $5.3 million for the six-month period ended June 30, 2011 from $5.8 million for the same period in 2010. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $12.4 million to $201.9 million for the six-month period ended June 30, 2011 from $214.2 million for the six-month period ended June 30, 2010. In addition, we experienced a decrease in the yield on our interest earning assets of 14 basis points period over period due mainly to lower market interest rates period over period.

Interest Expense:   Interest expense for the six months ended June 30, 2011 decreased to $1.2 million from $1.9 million for the six months ended June 30, 2010. The decrease in interest expense for the six-month period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased 56 basis points from 2.38% for the six months ended June 30, 2010 to 1.82% for the six months ended June 30, 2011, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 67 basis points from 2.94% for the six months ended June 30, 2010 to 2.27% for the six months ended June 30, 2011 due primarily to lower market interest rates period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2011
	Compared to
	Six Months ended June 30, 2010
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(530)	$27	$(503)
Investment securities	35	(21)	14
Other investments	1	5	6
Total interest-earning assets	(494)	11	(483)

Interest-bearing liabilities:
Money Market/NOW accounts	21	(95)	(74)
Certificates of Deposit	(103)	(217)	(320)
Deposits	(82)	(312)	(394)
Borrowed funds	(4)	(273)	(277)
Total interest-bearing liabilities	(86)	(585)	(671)

Change in net interest income	$(408)	$596	$188

Net Interest Income:   Net interest income increased by $188,000 for the six-month period ended June 30, 2011 compared to the same period in 2010.  For the six months ended June 30, 2011, average interest-earning assets decreased $12.4 million, or 5.8%, when compared to the same period in 2010. Average interest-bearing liabilities decreased $13.9 million, or 7.24%, to $179.1 million for the six-month period ended June 30, 2011 from $193.0 million for the six-month period ended June 30, 2010.  The yield on average interest-earning assets decreased to 5.26% for the six month period ended June 30, 2011 from 5.40% for the same period ended in 2010 while the cost of average interest-bearing liabilities decreased to 1.34% from 1.94%  for the six-month periods ended June 30, 2011 and 2010, respectively.  The net interest margin increased to 4.08% for the six month period ended June 30, 2011 from 3.67% for same period in 2010.

Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets of the Bank at the dates indicated.  As of the dates indicated, the Bank had $1.4 million and $740,000, respectively, of restructured loans within the meaning of ASC 2010-20.

Nonperforming assets decreased by $526,000 from December 31, 2010 to June 30, 2011 due in large part to a commercial loan which returned to accrual status during the quarter ended June 30, 2011, partially offset by additional write-downs on repossessed properties.

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Total non-accrual loans	$3,932	$6,240

Accrual loans delinquent 90 days or more:
One- to four-family residential	340	282
Other real estate loans	-	82
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	1	2
Total accrual loans delinquent 90 days or more	$341	$366

Total nonperforming loans (1)	4,273	6,606
Total real estate owned-residential mortgages (2)	767	494
Total real estate owned-Commercial (2)	2,545	2,304
Total real estate owned-Consumer & other repossessed assets (2)	1,313	20
Total nonperforming assets	$8,898	$9,424

Total nonperforming loans to loans receivable	2.90%	4.13%
Total nonperforming assets to total assets	4.06%	4.37%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)
Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses:    For the six-month period ended June 30, 2011, the provision for loan losses was $48,000 as compared to $606,000 for the same period ended June 30, 2010. As discussed above in the discussion for the three-month period ended June 30, 2011, our provision for loan losses is based on an eight-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. Due to declining net charge-offs period over period, we were able to apply lower loss factors to our various pools of loans to establish an adequate reserve.  In addition, loan balances have declined substantially from December 31, 2010.  Both of these factors enabled us to reverse provision expense recorded in prior periods. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The ratio of nonperforming loans to total loans was 2.90% and 4.13% at June 30, 2011 and December 31, 2010, respectively.  As a percent of total assets, nonperforming loans decreased to 4.06% at June 30, 2011 from 4.37% at December 31, 2010.

Non Interest Income: Non interest income decreased from $1.8 million for the six months ended June 30, 2010 to $842,000 for the six months ended June 30, 2011, mainly due to a decrease of $497,000 in gain on sale of investments due to a restructuring of the investment portfolio in 2010, a decrease of $200,000 in other income due to settlement of a lawsuit in 2010, and a decrease $145,000 in mortgage banking activities income period over period, as discussed above in the analysis of results for the three-month period ended June 30, 2011.

Non Interest Expense. Non interest expense decreased from $4.6 million for the six months ended June 30, 2010 to $4.5 million for the six months ended June 30, 2011. The decrease was primarily due to decreases of $63,000 in occupancy expenses, $66,000 in our FDIC premiums due in part to an improvement in our risk profile, and $37,000 in compensation and employee benefits expenses during the six-month period ended June 30, 2011.

Income Taxes: The Company had no federal income tax expense for either the six-month period ended June 30, 2011 or 2010 due to net operating loss carryforwards.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations.  This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of June 30, 2011 was $45.6 million, or 36.5% compared to $35.4 million, or 28.5% at December 31, 2010.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans.  During the six month period ended June 30, 2011, the Company originated $12.4 million in residential mortgage loans, of which $837,000 were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $17.4 million in originations during the first six months of 2010 of which $2.4 million were retained in portfolio.  The Company also originated $7.5 million of commercial loans and $818,000 of consumer loans in the first six months of 2011 compared to $5.4 million of commercial loans and $2.2 million of consumer loans for the same period in 2010.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 44.2% and 46.3%, commercial loans 44.6% and 41.7% and consumer loans 11.2% and 12.0% at June 30, 2011 and June 30, 2010, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes.  At June 30, 2011 deposits funded 71.3% of the Company’s total assets compared to 72.1% at December 31, 2010.  Certificates of deposit scheduled to mature in less than one year at June 30, 2010 totaled $50.4 million. Management believes that a significant portion of such deposits will remain with the Bank.  The Bank  monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At June 30, 2011 the Company had $32.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 14.6% at June 30, 2011 as compared to 13.4% at December 31, 2010.  At June 30, 2011, the Company has sufficient available collateral to obtain additional advances of $22.2 million.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2011 was $24.1 million, or 11.0% of total assets, compared to $23.2 million, or 10.8% of total assets, at December 31, 2010 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets levels in accordance with federal regulations.  The Bank was considered “well capitalized” under all capital requirements set forth by the OTS as of June 30, 2011.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2011:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$21,810	10.04%	$8,694	4.00%	$10,867	5.00%
Total risk-based capital ( to risk-weighted assets)	$23,459	16.53%	$11,353	8.00%	$14,191	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$21,810	15.37%	$5,676	4.00%	$8,514	6.00%
Tangible Capital ( to tangible assets)	$21,810	10.04%	$3,260	1.50%	$4,347	2.00%

ITEM 3  -  QUALITATIVE AND QUANTITIATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4  -  CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2011
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

Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended June 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 10, 2011

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2011