Form 10-Q
period 2011-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2011-11-09
CIK 1128227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 9, 2011
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.
FORM 10-Q
Quarter Ended September 30, 2011

INDEX

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
Consolidated Balance Sheet at September 30, 2011 and December 31, 2010	3
Consolidated Statements of Income for the Three and Nine Months
Ended September 30, 2011 and September 30, 2010	4
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2011	5
Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2011 and September 30, 2010	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3 – QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4 - CONTROLS AND PROCEDURES	30

Part II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	31
ITEM 1A - RISK FACTORS	31
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4 – (REMOVED AND RESERVED)	31
ITEM 5 - OTHER INFORMATION	31
ITEM 6 - EXHIBITS	31
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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$8,049,998	$1,889,999
Overnight deposits with FHLB	49,255	72,658
Total cash and cash equivalents	8,099,253	1,962,657
Securities AFS	50,088,379	35,301,238
Securities HTM	2,485,000	2,520,000
Loans held for sale	616,748	-
Loans receivable, net of allowance for loan losses of $1,654,364 and $2,831,332 as of September 30, 2011 and December 31, 2010, respectively	141,296,254	157,143,918
Foreclosed real estate and other repossessed assets	4,459,351	2,818,343
Federal Home Loan Bank stock, at cost	3,266,100	3,775,400
Premises and equipment	5,931,999	6,026,793
Accrued interest receivable	1,170,671	1,230,938
Intangible assets	407,968	627,306
Prepaid FDIC premiums	802,780	967,143
Deferred tax asset	330,386	659,194
Other assets	2,840,209	2,700,034
Total assets	$221,795,098	$215,732,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$152,814,940	$155,465,896
Advances from borrowers for taxes and insurance	221,753	130,030
Federal Home Loan Bank Advances	33,000,000	29,000,000
REPO Sweep Accounts	9,417,231	6,172,362
Accrued expenses and other liabilities	1,756,116	1,728,735

Total liabilities	197,210,040	192,497,023

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,852,021	23,822,152
Retained earnings	2,896,221	2,238,064
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(556)	(38,382)
Accumulated other comprehensive income	769,372	146,107
Total stockholders' equity	24,585,058	23,235,941

Total liabilities and stockholders' equity	$221,795,098	$215,732,964

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,196,300	$2,590,033	$6,786,817	$7,683,432
Interest and dividends on investments
Taxable	151,190	107,003	380,407	346,409
Tax-exempt	39,735	40,738	120,074	152,005
Interest on mortgage-backed securities	200,442	168,757	583,510	490,603
Total interest income	2,587,667	2,906,531	7,870,808	8,672,449

Interest expense:
Interest on deposits	381,124	560,106	1,226,252	1,799,663
Interest on borrowings	183,030	291,228	523,785	908,467
Total interest expense	564,154	851,334	1,750,037	2,708,130

Net interest income	2,023,513	2,055,197	6,120,771	5,964,319
Provision for loan losses	(67,079)	352,711	(18,959)	958,639
Net interest income after provision for loan losses	2,090,592	1,702,486	6,139,730	5,005,680

Non-interest income:
Service charges and other fees	197,267	206,024	542,986	609,538
Mortgage banking activities	218,671	447,319	637,116	1,010,634
Gain on sale of investments	-	-	-	496,817
Net gain (loss) on sale of premises and equipment,	(802)	-	(544)	9,423
Net gain (loss) on sale real estate owned and other repossessed assets	(7,680)	(1,147)	(54,368)	43,298
Other	61,846	65,267	186,447	391,603
Total non-interest income	469,302	717,463	1,311,637	2,561,312

Non-interest expense:
Compensation and employee benefits	1,128,911	1,203,326	3,457,099	3,568,567
FDIC Insurance Premiums	54,061	88,820	176,448	277,368
Advertising	30,924	42,320	87,763	98,312
Occupancy	264,703	277,658	802,398	878,471
Amortization of intangible assets	73,113	73,113	219,338	219,338
Service bureau charges	69,383	71,230	224,881	236,926
Professional services	108,471	79,008	329,619	331,210
Other	595,593	512,725	1,495,664	1,363,511
Total non-interest expense	2,325,161	2,348,200	6,793,210	6,973,703

Income before income tax expense	234,733	71,750	658,157	593,289
Income tax expense	-	-	-	-

Net Income	$234,733	$71,750	$658,157	$593,289

Per share data:				$-
Net income per share
Basic	$0.08	$0.02	$0.23	$0.21
Diluted	$0.08	$0.02	$0.23	$0.21
Weighted average number of shares outstanding
Basic and diluted	2,884,049	2,884,249	2,884,049	2,884,049
Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2010	$31,918	$(2,963,918)	$23,822,152	$(38,382)	$2,238,064	$146,107	$23,235,941

Treasury Stock at Cost	-	-	-	-	-	-	-

Stock-based compensation	-	-	29,869	37,826	-	-	67,695

Net income for the period	-	-	-	-	658,157	-	658,157

Change in unrealized gain: on available-for-sale securities (net of tax of $321,076)	-	-	-	-	-	623,265	623,265

Total comprehensive income	-	-	-	-	-	-	1,281,422

Balance at September 30, 2011	$31,918	$(2,963,918)	$23,852,021	$(556)	$2,896,221	$769,372	$24,585,058

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	For Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$658,157	$593,289
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	525,446	608,538
Provision for loan loss	(18,959)	958,639
Amortization and accretion on securities	209,583	93,265
Gain on sale of investment securities	-	(496,817)
Stock-based compensation	67,695	166,055
Gain on sale of loans held for sale	(255,770)	(436,243)
Originations of loans held for sale	(18,479,727)	(30,128,868)
Proceeds from sale of loans held for sale	18,118,749	29,784,734
Loss (Gain) on sale of fixed assets	544	(9,423)
Loss (Gain) on sale of real estate owned and other repossessed assets	54,368	(43,298)
Net change in:
Accrued interest receivable	60,267	17,156
Other assets	(461,249)	(1,108,485)
Prepaid FDIC insurance premiums	164,363	263,703
Deferred income tax expense	328,808	66,336
Accrued expenses and other liabilities	27,381	(384,078)
Net cash provided by (used in) operating activities	999,656	(55,497)

Cash Flows from Investing Activities:
Net decrease in loans (loans originated, net of principal payments)	12,853,481	8,576,460
Proceeds from maturity and sale of available-for-sale securities	9,390,032	22,347,073
Proceeds from sale of property and equipment	1,780	30,874
Proceeds from sale of real estate and other repossessed assets	1,317,766	1,026,224
Purchase of securities	(23,407,417)	(21,553,359)
Purchase of premises and equipment	(213,638)	(12,160)
Proceeds from redemption of Federal Home Loan Bank Stock	509,300	-
Net cash provided by investing activities	451,304	10,415,112

Cash Flows from Financing Activities:
Net decrease in deposits	(2,650,956)	(1,548,973)
Net increase in Repo Sweep accounts	3,244,869	979,108
Net increase in advances from borrowers	91,723	101,808
Advances from Federal Home Loan Bank and notes payable	8,350,000	12,925,000
Repayments of Federal Home Loan Bank advances and notes payable	(4,350,000)	(20,955,927)
Net cash provided by (used in) financing activities	4,685,636	(8,498,984)

Net increase in cash and cash equivalents	6,136,596	1,860,631
Cash and cash equivalents at beginning of period	1,962,657	3,099,058
Cash and cash equivalents at end of period	$8,099,253	$4,959,689

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,783,848	$2,796,474
Income taxes	-	-
Transfers of loans to foreclosed real estate and repossessed assets	3,013,142	1,257,767

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2— PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan (the “Bank”), and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Agency. FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. The main activity of FFNM Agency is to collect the stream of income associated with the sale of the Blue Cross/Blue Shield override business to the Grotenhuis Group.  All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3—SECURITIES

Investment securities have been classified according to management’s intent.  The carrying value and estimated fair value of securities are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$11,777	$139	$-	11,916
Municipal obligations	6,935	413	-	7,348
Mortgage-backed securities	30,208	646	(31)	30,823
Equity securities	2	-	(1)	1

Total	$48,922	$1,198	$(32)	$50,088

Securities Held to Maturity
Municipal obligations	$2,485	$203	$-	$2,688

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$4,518	$44	$-	4,562
Municipal obligations	4,875	171	-	5,046
Mortgage-backed securities	25,684	83	(75)	25,692
Equity securities	3	-	(2)	1

Total	$35,080	$298	$(77)	$35,301

Securities Held to Maturity
Municipal obligations	$2,520	$90	$(15)	$2,595

The amortized cost and estimated market value of securities at September 30, 2011, by contract maturity,   are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2011
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,972	$1,993
Due after one year through five years	9,806	10,013
Due in five year through ten years	6,531	6,770
Due after ten years	403	488

Subtotal	18,712	19,264

Equity securities	2	1
Mortgage-backed securities	30,208	30,823

Total	$48,922	$50,088

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	395	425
Due in five year through ten years	645	707
Due after ten years	1,355	1,465

Total	$2,485	$2,688

At September 30, 2011 and December 31, 2010, securities with a carrying value and fair value of $33,126,000 and $34,336,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2011 and 2010 were $0 and $10,354,000, respectively, resulting in gross gains of $0 and $497,000, respectively and gross losses of $0 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	4,274	(31)	-	-
Equity securities	-	-	2	(1)

Total	$4,274	$(31)	$2	$(1)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2010
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	12,626	(75)	-	-
Equity securities	3	(2)	-	-

Total	$12,629	$(77)	$-	$-

Held to Maturity:
Municipal obligations	$382	$(13)	$28	$(2)

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2011	2010
	(in thousands)
Real estate loans:
Residential mortgage	$65,582	$71,697
Commercial loans:
Secured by real estate	54,695	61,010
Other	7,380	8,848
Total commercial loans	62,075	69,858

Consumer loans:
Secured by real estate	14,147	16,547
Other	1,410	2,118

Total consumer loans	15,557	18,665
Total gross loans	$143,214	$160,220
Less:
Net deferred loan fees	(264)	(245)
Allowance for loan losses	(1,654)	(2,831)

Total loans, net	$141,296	$157,144

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$88	$261	$-
Commercial Real Estate - other	59	1	251	311	54,123	54,434	-
Commercial - non real estate	11	-	-	11	7,369	7,380	-

Consumer:
Consumer - Real Estate	454	16	68	538	13,609	14,147	-
Consumer - Other	20	1	6	27	1,383	1,410	5

Residential:
Residential	2,627	1,541	2,261	6,429	59,153	65,582	259
Total	$3,171	$1,559	$2,759	$7,489	$135,725	$143,214	$264

As of December 31, 2010
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$1,772	$1,772	$1,498	$3,270	$-
Commercial Real Estate - other	891	488	784	2,163	55,577	57,740	82
Commercial - non real estate	-	6	-	6	8,842	8,848	-

Consumer:
Consumer - Real Estate	650	108	205	963	15,584	16,547	-
Consumer - Other	27	14	2	43	2,075	2,118	2

Residential:
Residential	3,919	2,056	2,434	8,409	63,288	71,697	282
Total	$5,487	$2,672	$5,197	$13,356	$146,864	$160,220	$366

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

Risk Grade 4.5 (Monitored) - Loans are considered “below average” and monitored more closely due to some credit deficiency that poses additional risk but is not considered adverse to the point of being a “classified” credit.  Possible reasons for additional monitoring may include characteristics such as temporary negative debt service coverage due to weak economic conditions; borrower may have experienced recent losses from operations, declining equity and/or increasing leverage, or marginal liquidity that may affect long-term sustainability.  Loans of this grade have a higher degree of risk and warrant close monitoring to insure against further deterioration.  In any tables presented subsequently, Risk Grade 4.5 credits are included with Risk Grade 4 credits.

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$21
3	88	10,787	2,378
4	-	30,969	4,676
5	-	4,366	-
6	173	8,312	305
7	-	-	-
8	-	-	-
Total	$261	$54,434	$7,380

As of December 31, 2010
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$5
3	70	12,411	2,958
4	1,428	33,754	5,631
5	-	3,245	248
6	1,772	8,330	6
7	-	-	-
8	-	-	-
Total	$3,270	$57,740	$8,848

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity.  Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of September 30, 2011 and December 31, 2010:

As of September 30, 2011		As of December 31, 2010
	Residential		Residential

Grade		Grade

Pass	$62,697	Pass	$68,301
Special Mention	-	Special Mention	-
Substandard	2,885	Substandard	3,396
Total	$65,582	Total	$71,697

As of September 30, 2011
	Consumer -
	Real Estate	Consumer - Other

Performing	$14,057	$1,400
Nonperforming	90	10
Total	$14,147	$1,410

As of December 31, 2010
	Consumer -
	Real Estate	Consumer - Other

Performing	$16,341	$2,116
Nonperforming	206	2
Total	$16,547	$2,118

The following table presents the recorded investment in non-accrual loans by class as of September 30, 2011 and December 31, 2010:

As of
September 30, 2011

Commercial Real Estate:
Commercial Real Estate - construction	$173
Commercial Real Estate - other	251
Commercial	-

Consumer:
Consumer - real estate	90
Consumer - other	5

Residential:
Residential	2,625

Total	$3,144

As of
December 31, 2010

Commercial Real Estate:
Commercial Real Estate - construction	$1,772
Commercial Real Estate - other	1,148
Commercial	-

Consumer:
Consumer - real estate	206
Consumer - other	-

Residential:
Residential	3,114

Total	$6,240

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

The Bank has classified approximately $1,407,000 of its impaired loans as troubled debt restructurings as of September 30, 2011, as noted in the table below:

As of September 30, 2011

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment

Troubled Debt Restructurings

Commercial Real Estate - Construction	-	-	-
Commercial Real Estate - Other	3	1,488	1,407
Commercial - non real estate	-	-	-
Residential	-	-	-

Number of
	Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted

Commercial Real Estate - Construction	-	-
Commercial Real Estate - Other	-	-
Commercial - non real estate	-	-
Residential	-	-

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

The Bank uses the following guidelines, as stated in policy, to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquency, secured consumer loans are charged down to the value of collateral, if repossession of the collateral is assured and/or in the process of repossession.  Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial credits are charged down at 90 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance.  Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-offs may be realized as further unsecured positions are recognized.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	173	173	-	286	-
Commercial Real Estate - Other	881	881	-	883	-
Consumer - Real Estate	81	80	-	83	-
Consumer - Other	6	5	-	6	-
Residential	2,044	1,950	-	1,967	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	777	777	27	781	-
Consumer - Real Estate	11	10	2	10	-
Consumer - Other	-	-	-	-	-
Residential	676	675	189	675	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$173	$173	$-	$286	$-
Commercial Real Estate - Other	$1,658	$1,658	$27	$1,664	$-
Consumer - Real Estate	$92	$90	$2	$93	$-
Consumer - Other	$6	$5	$-	$6	$-
Residential	$2,720	$2,625	$189	$2,642	$-

As of December 31, 2010
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	822	674	-	667	-
Consumer - Real Estate	124	123	-	193	-
Consumer - Other	-	-	-	-	-
Residential	1,842	1,770	-	1,803	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	3,449	1,772	305	1,805	-
Commercial Real Estate - Other	586	474	89	465	-
Consumer - Real Estate	83	83	25	14	-
Consumer - Other	-	-	-	-	-
Residential	1,416	1,344	165	1,330	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$3,449	$1,772	$305	$1,805	$-
Commercial Real Estate - Other	$1,408	$1,148	$89	$1,132	$-
Consumer - Real Estate	$207	$206	$25	$207	$-
Consumer - Other	$-	$-	$-	$-	$-
Residential	$3,258	$3,114	$165	$3,133	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarter and year ended September 30, 2011 and December 31, 2010, respectively:

For the Nine Months Ended September 30, 2011

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	(94)	(328)	(6)	(147)	(19)	(625)	-	$(1,219)
Recoveries	-	3	-	27	8	23	-	$61
Provision	(418)	(338)	(102)	86	(29)	782	-	$(19)
Ending Balance	$23	$618	$84	$194	$19	$716	$-	$1,654

Ending balance: individually evaluated for impairment	$-	$27	$-	$2	$-	$189	$-	$218

Ending balance: loans collectively evaluated for impairment	$23	$591	$84	$192	$19	$527	$-	$1,436

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$261	$54,434	$7,380	$14,147	$1,410	$65,582	$-	$143,214

Ending balance: individually evaluated for impairment	$173	$1,658	$-	$90	$5	$2,625	$-	$4,551

Ending balance: loans collectively evaluated for impairment	$88	$52,776	$7,380	$14,057	$1,405	$62,957	$-	$138,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$997	$1,513	$245	$211	$45	$649	$-	$3,660
Charge-offs	(1,013)	(512)	-	(220)	(99)	(258)	-	(2,102)
Recoveries	60	85	-	14	11	2	-	172
Provision	491	195	(53)	223	102	143	-	1,101
Ending Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831

Ending balance: individually evaluated for impairment	$305	$89	$-	$25	$-	$165	$-	$584

Ending balance: loans collectively evaluated for impairment	$230	$1,192	$192	$203	$59	$371	$-	$2,247

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$3,270	$57,740	$8,848	$16,547	$2,118	$71,697	$-	$160,220

Ending balance: individually evaluated for impairment	$1,772	$1,148	$-	$206	$-	$3,114	$-	$6,240

Ending balance: loans collectively evaluated for impairment	$1,498	$56,592	$8,848	$16,341	$2,118	$68,583	$-	$153,980

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

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

Note 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum to be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and nine months ended September 30, 2011 the Company awarded no shares under the 2006 Stock-Based Incentive Plan.  Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2011 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2011	186,132	$9.47	5.3	-

Granted	-	N/A

Exercised	-	N/A

Forfeited or expired	-	N/A

Oustanding at September 30, 2011	186,132	$9.47	4.50	-

Options Exercisable at September 30, 2011	184,652	$9.48	4.50	-

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.44 on September 30, 2011 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 30, 2011.  This amount changes based on the fair market value of the stock.

As of September 30, 2011 there was approximately $2,000 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the nine months ended September 30, 2011 was $136,808.

A summary of the status of the Company’s nonvested options as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2011	37,358	$2.10

Granted	-	N/A

Vested	(36,118)	$2.11

Forfeited	-	N/A

Nonvested at September 30, 2011	1,240	$2.19

Restricted Stock Awards - As of September 30, 2011 there was approximately $600 of unrecognized compensation cost related to nonvested restricted stock awards under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

At September 30, 2011, the Company had outstanding commitments to originate loans of $24.7 million. These commitments included $10.2 million for permanent one-to-four family dwellings, $881,000 for non-residential loans, $417,000 of undisbursed loan proceeds for construction of one-to-four family dwellings, $4.1 million of undisbursed lines of credit on home equity loans, $983,000 of unused credit card lines, $6.2 million of unused commercial lines of credit, $87,000 of undisbursed commercial construction, $150,000 of unused letters of credit and $1.7 million in unused overdraft protection.

Note 8 – FAIR VALUE MEASUREMENTS

FASB ASC 820-10 – Fair Value Measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Investment securities- available-for-sale:
US Government & agency obligations	$-	$11,916	$-	$11,916
Municipal obligations	-	7,348	-	7,348
Mortgage-backed securities	-	30,823	-	30,823
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$50,088	$-	$50,088

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2011
	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the nine-month period ended September 30, 2011

Impaired loans accounted for under ASC 310-10	$1,831	$-	$-	$1,831	$198

Other real estate owned -residential mortgages	$823	$-	$-	$823	$12

Other Real estate owned - commercial	$2,330	$-	$-	$2,330	$310

Other Repossessed Assets	$1,307	$-	$-	$1,307	$-

Total change in fair value					$520

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the twelve-month period ended December 31, 2010

Impaired loans accounted for under ASC 310-10	$2,920	$-	$-	$2,920	$878

Other real estate owned -residential mortgages	$514	$-	$-	$514	$68

Other Real estate owned - commercial	$2,569	$-	$-	$2,569	$830

Total change in fair value					$1,776

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

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$8,099	$8,099	$1,963	$1,963
Securities available for sale	50,088	50,088	35,301	35,301
Securities held to maturity	2,485	2,688	2,520	2,595
Loans and loans held for sale - Net	141,913	141,682	157,144	157,704
Federal Home Loan Bank stock	3,266	3,266	3,775	3,775
Accrued interest receivable	408	408	1,231	1,231

Financial liabilities:
Customer deposits	152,815	153,912	155,466	157,463
Federal Home Loan Bank advances	33,000	33,494	29,000	29,657
REPO sweep accounts	9,417	9,417	6,172	6,172
Accrued interest payable	160	160	194	194

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2011 and December 31, 2010, and the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2011, the Company reported net income of $235,000 compared to $72,000 for the year earlier period, an increase in earnings of $163,000.  For the nine months ended September 30, 2011, net income was $658,000 compared to $593,000 for the nine months ended September 30, 2010.

Total assets increased by $6.1 million, or 2.8%, to $221.8 million from December 31, 2010 to September 30, 2011. Investment securities available-for-sale increased by $14.8 million or 41.9% from December 31, 2010 to September 30, 2011. Net loans receivable decreased $15.8 million or 10.1% during that same time period. Total deposits decreased $2.7 million, or 1.7% from December 31, 2010 to September 30, 2011 and REPO sweep accounts increased by $3.2 million, or 52.6% during that same time period. Federal Home Loan Bank advances increased by $4.0 million or 13.8% from December 31, 2010 to September 30, 2011. Equity increased by $1.3 million, or 5.8% to $24.6 million during the nine-month period ended September 30, 2011.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2011, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2010 Annual Report. Management believes its critical accounting policies relate to the Company’s investment securities, allowance for loan losses, mortgage servicing rights and intangible assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS:   Total assets increased $6.1 million, or 2.8%, to $221.8 million at September 30, 2011 from $215.7 million at December 31, 2010.  During that nine-month period the following changes occurred: investment securities available for sale increased $14.8 million, or 41.9%, to $50.1 million due primarily to the purchase of mortgage-backed and municipal securities as excess liquidity rose and as we received funds from loan pay-offs;  cash and cash equivalents increased $6.1 million or 312.7% to $8.1 million; and net loans receivable decreased $15.8 million, or 10.1%, to $141.3 million. Mortgage loans decreased by $6.1 million, consumer loans decreased by $3.1 million and commercial loans decreased by $7.8 million as loan originations declined due to weaker economic conditions in our primary lending markets and due to our sale, until recently, of the majority of our mortgage loans into the secondary market over the nine-month period. In addition, a large purchased mortgage loan paid off during the nine-month period, consumer loan balances have declined due to normal pay-downs, and during the three-month period ended September 30, 2011, we experienced the pay-off of one out-of-state commercial loan participation of approximately $1.3 million and four in-state commercial loan participations totaling almost $3.0 million. To help offset declining loan portfolios and to increase interest income, during the quarter ended September 30, 2011 we did begin originating certain 15-year fixed rate mortgage loans for our loan portfolio.

LIABILITIES:   Deposits decreased $2.7 million, or 1.7%, to $152.8 million at September 30, 2011 from $155.5 million at December 31, 2010. The composition of our deposits changed markedly during the nine-month period. Our certificate of deposit product decreased by $4.7 million and our money market accounts decreased by $3.0 million during this time period as we lowered interest rates on those products in step with the market.  Partially offsetting those decreases were increases in the following deposit products: $1.4 million in non-interest bearing checking accounts; $905,000 in savings deposit accounts; and $1.5 million in NOW accounts. During this same time period, REPO sweep accounts increased $3.2 million or 52.6% to $9.4 million due primarily to a cash-flow timing issue for two large municipal customers. FHLB advances increased $4.0 million, or 13.8%, to $33.0 million at September 30, 2011 from $29.0 million at December 31, 2010 due mainly to decreases in our deposit base.

EQUITY:   Stockholders’ equity increased to $24.6 million at September 30, 2011 from $23.2 million at December 31, 2010, an increase of $1.3 million. The increase in stockholders’ equity was mainly attributable to two factors: our net income for the nine-month period of $658,000 and an increase of $623,000 in the unrealized gain on available for sale securities net of tax from $146,000 at December 31, 2010 to $769,000 at September 30, 2011.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

General: Net income increased by $163,000 to $235,000 for the three months ended September 30, 2011 from $72,000 for the same period ended September 30, 2010.  The increase was primarily attributable to a period over period decrease in provision for loan losses of $420,000 to income of $67,000 for the three months ended September 30, 2011 as compared to expense of $353,000 for the same period in 2010. This was partially offset by a period over period decrease in non-interest income of $248,000, most of which was lower mortgage banking activities income in the 2011 three-month period.

Interest Income: Interest income was $2.6 million for the three months ended September 30, 2011, compared to $2.9 million for the comparable period in 2010. The decrease in interest income was due primarily to two factors: a decrease in the average balance of our interest-earning assets due to a reduction in the size of our loan portfolios and a decrease in the yield on interest-earning assets due in part to lower market interest rates.   The average balance of non-mortgage loans decreased $8.3 million quarter over quarter, as we continued to experience a decline in loan originations due to economic conditions in our market areas and from pay-offs during the current-year quarter of $4.3 million in commercial loan participations. The average balance of mortgage loans decreased $11.3 million period over period as we have, until recently, continued to sell a majority of those loans into the secondary market. The declines in loan portfolios were partially offset by an increase in average balances of AFS investment securities of $11.7 million three-month period over three-month period.  In addition to declines in our loan portfolios, the composite yield on our interest-earning assets declined 45 basis points from 5.53% for the three-month period ended September 30, 2010 to 5.08% for the same period in 2011.

Interest Expense:   Interest expense was $564,000 for the three-month period ended September 30, 2011, compared to $851,000 for the same period in 2010.  The decrease in interest expense for the three-month period was due in part to a $9.3 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 47 basis points period over period. Most notably, our certificates of deposit decreased $6.1 million from the three-month period ended September 30, 2010 to the same period in 2011 and the cost of our certificates of deposit decreased 49 basis points period over period. In addition, the average balance of our FHLB advances decreased $5.3 million from the three-month period ended September 30, 2010 to the same period in 2011 and the cost of our FHLB advances decreased 81 basis points period over period.

The following table sets forth information regarding the changes in interest income and interest expense during the periods indicated.

	Quarter ended September 30, 2011
	Compared to
	Quarter ended September 30, 2010
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(288)	$(106)	$(394)
Investment securities	(49)	107	$58
Other investments	1	16	$17
Total interest-earning assets	(336)	17	(319)

Interest-bearing liabilities:
Money Market/NOW accounts	2	(47)	(45)
Certificates of Deposit	(38)	(96)	(134)
Deposits	(36)	(143)	(179)
Borrowed funds	(51)	(57)	(108)
Total interest-bearing liabilities	(87)	(200)	(287)

Change in net interest income	$(249)	$217	$(32)

Net Interest Income: Net interest income remained relatively steady at $2.0 million (a slight decrease of $32,000) for the three-month period ended September 30, 2011 as compared the same period in 2010.  For the three months ended September 30, 2011, average interest-earning assets decreased $6.5 million, or 3.1%, to $203.0 million when compared to the same period in 2010. Average interest-bearing liabilities decreased $9.3 million, or 4.9%, to $181.5 million for the quarter ended September 30, 2011 from $190.8 million for the quarter ended September 30, 2010.  The yield on average interest-earning assets decreased to 5.08% for the three month period ended September 30, 2011 from 5.53% for the same period ended in 2010. The cost of average interest-bearing liabilities decreased to 1.23% from 1.76% for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.  The net interest margin increased 5 basis points to 3.98% for the three-month period ended September 30, 2011 from 3.93% for same period in 2010.

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

The provision for loan losses for the three-month period ended September 30, 2011 was income of $67,000, as compared to expense of $353,000 for the prior year period. Our provision for loan losses is based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Total net charge-offs for the quarter ended September 30, 2011 were $470,000 as compared to $1.3 million for the quarter ended September 30, 2009, which rolled-off our required reserve calculation based on our methodology of using the most recent eight-quarter rolling average. That decrease in charge-offs quarter over quarter resulted in lower loss factors which were applied to our various segments of loans (other than our mortgage pool) to establish an adequate reserve.  The reserve factor applied to our pool of mortgage loans increased as a result of increased charge-offs in this pool for the quarter ended September 30, 2011.  Additionally, loan balances have declined substantially from December 31, 2010 and asset quality metrics have improved.  The net of these factors enabled us to reverse provision expense recorded in prior periods. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
Construction	$419	$-	$173
One - to four - family	65,336	259	2,625
Commercial Mortgages	54,522	-	251
Home equity lines of credit/ Junior liens	14,147	-	90
Commercial loans	7,380	-	-
Consumer loans	1,410	5	5

Total gross loans	143,214	264	3,144
Less:
Net deferred loan fees	(264)	(1)	(13)
Allowance for loan losses	(1,654)	-	(218)
Total loans, net	$141,296	$263	$2,913

At December 31, 2010
Real estate loans:
Construction	$3,426	$-	$1,772
One - to four - family	71,541	282	3,114
Commercial Mortgages	57,740	82	1,148
Home equity lines of credit/Junior liens	16,547	-	206
Commercial loans	8,848	-	-
Consumer loans	2,118	2	-

Total gross loans	160,220	366	6,240
Less:
Net deferred loan fees	(245)	(1)	(11)
Allowance for loan losses	(2,831)	-	(584)
Total loans, net	$157,144	$365	$5,645

Non-Interest Income:   Non-interest income decreased to $469,000 for the three months ended September 30, 2011 from $717,000 for the three months ended September 30, 2010, related primarily to a decrease in mortgage banking activities income period over period.  Although mortgage banking activities, consisting mostly of homeowner refinances, picked-up in the third quarter of 2011, we experienced a decrease in mortgage banking activities income as compared to both the three- and nine-month periods ended September 30, 2011. During the quarter ended September 30, 2011 we began holding certain 15-year residential mortgages in our portfolio, rather than sell them into the secondary market, in an effort to increase interest income in the coming periods.

Non-Interest Expense:   Non-interest expenses were $2.3 million for both the three-month periods ended September 30, 2011 and 2010.  For the three-month period ended September 30, 2011 as compared to the same period on 2010 we reduced compensation & employee benefit expenses by $74,000 due primarily to a reduction in total number of employees and savings on health insurance premiums from plan changes in 2011, partially offset by the reinstatement during the 2011 period of certain employee benefits that were foregone for the past several years. In addition, FDIC premiums were reduced by $35,000 three-month period over three-month period as our risk profile has improved and as our deposits have decreased. Other expenses increased period over period due mostly to expenses associated with problem loans and bank-owned properties.

Income Taxes:   The Company had no federal income tax expense for the three-month period ended September 30, 2011 and the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

General: Net income increased $65,000 to $658,000 for the nine months ended September 30, 2011 from $593,000 for the same period ended September 30, 2010.  The increase in earnings period over period was primarily attributable to the following factors: a decrease in provision for loan losses of $978,000 to income of $19,000 for the nine months ended September 30, 2011 as compared to expense of $959,000 for the same period in 2010 and a decrease in non-interest expenses of $180,000 period over period.  These factors were partially offset by a decrease in non-interest income of $1.2 million period over period.

Interest Income:   Interest income was $7.9 million for the nine months ended September 30, 2011, compared to $8.7 million for the comparable period in 2010. This decrease of $802,000, or 9.2%, in interest income was due in large part to decreases of $10.9 million in average balances of mortgage loans and $7.4 million in non-mortgage loans period over period. In addition, the over-all yield on interest earning assets decreased 25 basis points to 5.21% for the nine-month period ended September 30, 2011 as compared to 5.46% for the same period in 2010.

Interest Expense: Interest expense was $1.8 million for the nine-month period ended September 30, 2011 compared to $2.7 million for the same period in 2010. The decrease in interest expense was due primarily to decreases in the average balance of and interest rates on our FHLB advances period over period. We experienced a $9.8 million decrease in the average balance of FHLB advances for the nine months ended September 30, 2011 when compared to the same period in 2010 and the average rate on those advances decreased 72 basis points to 2.22% for the nine-month period ended September 30, 2011 as compared to the year-earlier period. In addition, our cost of funds relating to our certificates of deposits decreased 54 basis points to 1.76% nine-month period over nine-month period.

The following table sets forth information regarding the changes in interest income and interest expense during the periods indicated.

	Nine Months ended September 30, 2011
	Compared to
	Nine Months ended September 30, 2010
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(803)	$(94)	$(897)
Investment securities	144	(72)	72
Other investments	5	18	23
Total interest-earning assets	(654)	(148)	(802)

Interest-bearing liabilities:
Money Market/NOW accounts	22	(141)	(119)
Certificates of Deposit	(140)	(314)	(454)
Deposits	(118)	(455)	(573)
Borrowed funds	9,450	(9,835)	(385)
Total interest-bearing liabilities	9,332	(10,290)	(958)

Change in net interest income	$(9,986)	$10,142	$156

Net Interest Income: Net interest income increased by $156,000 to $6.1 million for the nine-month period ended September 30, 2011 compared to the same period in 2010.  For the nine months ended September 30, 2011, average interest-earning assets decreased $10.4 million, or 4.9%, when compared to the same period in 2010. Average interest-bearing liabilities decreased $12.3 million, or 6.4% for the same period.  The yield on average interest-earning assets decreased to 5.21% for the nine month period ended September 30, 2011 from 5.46% for the same period ended in 2010. The cost of average interest-bearing liabilities decreased to 1.30% from 1.88% for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.  The net interest rate margin increased 30 basis points to 4.05% for the nine-month period ended September 30, 2011, from 3.75% for the same period in 2010.

Delinquent Loans and Nonperforming Assets: The following table sets forth information regarding loans delinquent 90 days or more and real estate owned/other repossessed assets at the dates indicated.  As of the dates indicated, the Company had $1.4 million and $740,000, respectively, of restructured loans within the meaning of ASC 2010-20.

Nonperforming assets decreased by $1.6 million from December 31, 2010 to September 30, 2011 due in large part to a commercial loan which returned to accrual status during the nine months ended September 30, 2011, partially offset by additional write-downs on repossessed properties. On October 28, 2011, we sold a piece of commercial  real estate owned which had a carrying value of $375,000, thereby reducing non-performing assets for the fourth quarter of this year. We recorded a loss of approximately $9,000 on the sale.  In addition, we have a signed commitment to sell another piece of commercial real-estate owned with a carrying value of $880,000.  We expect that transaction to close before December 31, 2011.

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Total non-accrual loans	$3,144	$6,240

Accrual loans delinquent 90 days or more:
One- to four-family residential	259	282
Other real estate loans	-	82
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	5	2
Total accrual loans delinquent 90 days or more	$264	$366

Total nonperforming loans (1)	3,408	6,606
Total real estate owned-residential mortgages (2)	823	494
Total real estate owned-Commercial (2)	2,330	2,304
Total real estate owned-Consumer & other repossessed assets (2)	1,307	20
Total nonperforming assets	$7,868	$9,424

Total nonperforming loans to loans receivable	2.38%	4.13%
Total nonperforming assets to total assets	3.55%	4.37%

(1)	All of the loans delinquent more than 90 days are classified as nonperforming.
(2)
Represents the net book value of property acquired through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: The provision for loan losses amounted to income of $19,000 for the nine-month period ended September 30, 2011 as compared to expense of $959,000 for the comparable period in 2010.  Our provision for loan losses is based on an eight-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each segment of loans in our portfolio. Total net charge-offs for the quarter-ended September 30, 2011 were $470,000 as compared to $1.3 million for the quarter ended September 30, 2009, which rolled-off our required reserve calculation based on our methodology of using the most recent eight-quarter rolling average for each loan pool.  That decrease in charge-offs quarter over quarter resulted in lower loss factors which were applied to our various pools of loans (other than our mortgage pool) to establish an adequate reserve.  The reserve factor applied to our pool of mortgage loans increased as a result of increased charge-offs in this pool for the quarter ended September 30, 2011.  Additionally, loan balances have declined substantially from December 31, 2010 and asset quality metrics have improved.  The net of these factors enabled us to reverse provision expense recorded in prior periods. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income:   Non-interest income was $1.3 million for the nine-month period ended September 30, 2011, a decrease of $1.2 million or 48.8%, from the same period in 2010. The nine-month results in 2010 reflected a $497,000 gain on sale of investments as a result of a restructuring of the investment portfolio in an effort to reduce credit risk as well as a $200,000 settlement on a lawsuit.  Although mortgage banking activities, consisting mostly of homeowner refinances, picked-up in the third quarter of 2011, we have experienced a decrease in mortgage banking activities income as compared to the nine-month period ended September 30, 2010. During the quarter ended September 30, 2011 we began keeping certain 15-year residential mortgages in our portfolio, rather than sell them into the secondary market, in an effort to increase interest income in future periods.

Non-Interest Expense:   Non-interest expense decreased to $6.8 million for the nine months ended September 30, 2011 from $7.0 million for the nine months ended September 30, 2010. For the nine-month period ended September 30, 2011, we reduced compensation & employee benefits expenses as discussed previously, while other expenses increased due mostly to expenses associated with problem loans and bank-owned properties.

Income Taxes:   The Company had no federal income tax expense for the nine-month period ended September 30, 2011 and the same period in 2010.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss.  The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit.  The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations.  This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation.  The Company’s objective for liquidity is to be above 20%.  Liquidity as of September 30, 2011 was $46.1 million, or 39.2%, compared to $35.4 million, or 28.5%, at December 31, 2010.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.  As of September 30, 2011, the Bank had unused borrowing capacity totaling $17.0 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market.  The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans.  During the nine month period ended September 30, 2011 the Company originated $23.0 million in residential mortgage loans, of which $4.5 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale.  This compares to $33.1 million in originations during the first nine months of 2010 of which $5.2 million were retained in portfolio.  The Company also originated $10.5 million of commercial loans and $1.2 million of consumer loans in the first nine months of 2011 compared to $8.7 million of commercial loans and $3.1 million of consumer loans for the same period in 2010.  Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.8% and 45.0%, commercial loans 43.3% and 43.1% and consumer loans 10.9% and 11.9% at September 30, 2011 and December 31, 2010, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes.  At September 30, 2011 deposits funded 68.9% of the Company’s total assets compared to 72.1% at December 31, 2010.  Certificates of deposit scheduled to mature in less than one year at September 30, 2011 totaled $44.2 million.  Management believes that a significant portion of such deposits will remain with the Bank.  The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position.  Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity.  As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels.  Borrowings may also be used on a longer-term basis to support increased lending or investment activities.  At September 30, 2011 the Company had $33.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 14.9% at September 30, 2011 as compared to 13.4% at December 31, 2010.  The Company has sufficient available collateral to obtain additional advances of $17.0 million as of September 30, 2011.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2011 was $24.6 million, or 11.1% of total assets, compared to $23.2 million, or 10.8% of total assets, at December 31, 2010 (See “Consolidated Statement of Changes in Stockholders’ Equity”).  The Bank is subject to certain capital-to-assets requirements in accordance with OCC regulations.  The Bank exceeded all regulatory capital requirements at September 30, 2011.  The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2011:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,143	10.07%	$8,799	4.00%	$10,999	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,579	17.10%	$11,034	8.00%	$13,792	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,143	16.05%	$5,517	4.00%	$8,275	6.00%
Tangible Capital ( to tangible assets)	$22,143	10.07%	$3,300	1.50%	$4,400	2.00%

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
Quarter Ended September 30, 2011

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
Quarter Ended September 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 9, 2011

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2011