Form 10-K
period 2011-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2012-03-29
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011

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

YES ☒. NO ☐.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2011 ($3.75 per share) was $9.5 million.

As of March 26, 2012, there were issued and outstanding 2,884,049 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2012 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the Year Ended December 31, 2011 (Part II).

PART I

ITEM 1.	BUSINESS

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

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2011, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $217.0 million, deposits of $150.6 million and stockholders’ equity of $24.6 million. As of December 31, 2011, First Federal of Northern Michigan Bancorp, Inc. had 2,884,049 shares of common stock issued and outstanding. First Federal of Northern Michigan Bancorp, Inc.’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (800) 498-0013.

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

First Federal of Northern Michigan

First Federal of Northern Michigan is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses from eight full-service facilities located in Alpena, Cheboygan, Emmet, Iosco, Otsego, Montmorency and Oscoda Counties, Michigan. First Federal of Northern Michigan was chartered in 1957, and reorganized into the mutual holding company structure in 1994. In 2000, First Federal of Northern Michigan became the wholly owned subsidiary of Alpena Bancshares, Inc., our predecessor company, and in April 2005 we completed our “second step” mutual-to-stock conversion and formed our current ownership structure.

First Federal of Northern Michigan’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans, consumer loans and in investment securities and mortgage-backed securities.

First Federal of Northern Michigan’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (800) 498-0013.

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. The population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 5.4% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was approximately 180,000 according to the 2010 census, a decrease of just over 1% from the estimated 2008 population of approximately 182,000. Median household income for the counties which comprised our market area in 2010 ranged from approximately $31,000 - $46,000. Median household income for our entire market area was below the national level of $49,445 and below the Michigan level of $45,354 in all but two counties in our market area, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Household income levels are not expected to increase in our market area in the near future. The unemployment rate in our primary market, Alpena County, was 9.8% for December 2011, but ranged from 12.2% - 17.9% across the rest of our primary market area, as compared to 8.3% nationally and 9.0% for Michigan.

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

As of December 31, 2011, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2011, we had total loans of $142.7 million, of which $66.6 million, or 46.7% were one- to four-family residential real estate mortgage loans, $54.2 million, or 38.0% were commercial real estate loans, and $7.0 million, or 4.9%, were commercial loans. Other loans consisted primarily of home equity loans, which totaled $13.4 million, or 9.4% of total loans, and other consumer loans which totaled $1.5 million, or 1.0% of total loans.

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

We make one- to four-family real estate loans with typical loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the borrower to purchase private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2011 approximately $465,000 of these products remained in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending. We also originate commercial real estate loans. At December 31, 2011, we had a total of 180 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2011 we did have $7.8 million in commercial real estate loans located outside of Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2011, our commercial real estate loans, totaled $54.2 million, or 38.0% of our total loans, and had an average principal balance of approximately $327,000. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2011, our largest commercial real estate relationship consisted of seven loans having a total principal balance of $2.3 million, which were all performing according to their repayment terms as of December 31, 2011. This loan relationship is secured by five pieces of commercial real estate. Our largest single commercial real estate loan was a loan of $3.4 million, of which $1.4 million has been participated to other banks, leaving a net exposure on our books of $2.0 million. This loan is secured by a non-residential real estate property, furniture, fixtures and all other assets. At December 31, 2011, this loan was performing according to its repayment terms.

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

Consumer and Other Loans. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2011, consumer and other loans totaled $14.9 million, or 10.4% of our total loan portfolio. At such date, $412,000, or 0.3% of our consumer loans, were unsecured. As of December 31, 2011, home equity loans totaled $13.4 million, or 9.4% of our total loan portfolio, and automobile loans totaled $774,000, or 0.5% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2011, we had $7.0 million in commercial loans which amounted to 4.9% of total loans. We make commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial loan is our loans-to-one-borrower limit, which was $3.6 million at December 31, 2011. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2011, our largest commercial loan was a $2.4 million commercial participation loan collateralized by manufacturing equipment and a related plant facility. At December 31, 2011, the outstanding balance was $2.3 million and the loan was performing according to its repayment terms.

Construction Loans. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences. We also originate loans for the construction of commercial buildings and, to an extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $762,000, or 0.6% of our total loan portfolio, at December 31, 2011.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
						(Dollars in thousands)

Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$64,177	45.0%	$68,298	42.7%	$77,851	44.4%	$87,179	44.1%	$91,433	44.5%
Purchased Mortgage In-State	1,924	1.3%	3,243	2.0%	3,342	1.9%	3,802	1.9%	4,531	2.2%
Purchased Mortgage Out-of-State	-	0.0%	-	0.0%	-	0.0%	358	0.2%	1,302	0.6%
1-4 Familly Construction	498	0.3%	156	0.1%	427	0.2%	1,025	0.5%	2,108	1.0%
Home Equity/Junior Liens	13,395	9.4%	16,547	10.3%	18,732	10.7%	22,303	11.3%	24,095	11.7%
Nonresidential Mortgages:
Nonresidential	44,020	30.9%	43,580	27.3%	43,446	24.8%	42,526	21.5%	44,634	21.7%
Purchased Nonresidential In-State	2,130	1.5%	4,232	2.6%	3,894	2.2%	257	0.1%	-	0.0%
Purchased Nonresidential Out-of-State	7,788	5.5%	9,928	6.2%	8,428	4.8%	3,141	1.6%	1,295	0.6%
Nonresidential Construction	91	0.1%	1,498	0.9%	2,816	1.6%	6,635	3.3%	6,184	3.0%
Purchased Construction Out-of-State	173	0.1%	1,772	1.1%	3,792	2.2%	9,781	4.9%	4,920	2.4%
Non real estate loans:
Commercial Loans	6,621	4.6%	7,382	4.6%	7,035	4.0%	15,816	8.0%	19,181	9.3%
Purchased Commerical Loans In-State	381	0.3%	1,466	0.9%	2,838	1.6%	1,804	0.9%	1,387	0.7%
Consumer and other loans	1,477	1.0%	2,118	1.3%	2,553	1.6%	3,564	1.7%	4,555	2.3%

Total Loans	$142,675	100.00%	$160,220	100.00%	$175,154	100.00%	$198,191	100.00%	$205,625	100.00%

Other items:
Deferred loan origination costs	14		31		12		13		13
Deferred loan origination fees	(287)		(276)		(287)		(287)		(292)
Allowance for loan losses	(1,518)		(2,831)		(3,660)		(5,647)		(4,013)

Total loans, net	$140,884		$157,144		$171,219		$192,270		$201,333

Loan Portfolio Maturities and Yield.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

			Purchased Mortgage		Purchased Mortgage		1-4 Family
	1-4 Family Mortgage		In-State		Out-of State		Construction
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2012	$182	7.11%	$-	0.00%	$-	0.00%	$498	3.54%
2013	915	6.31%	-	0.00%	-	0.00%	-	0.00%
2014	610	6.89%	-	0.00%	-	0.00%	-	0.00%
2015 to 2016	377	6.82%	-	0.00%	-	0.00%	-	0.00%
2017 to 2021	8,068	5.87%	-	0.00%	-	0.00%	-	0.00%
2022 to 2026	15,777	5.59%	34	5.83%	-	0.00%	-	0.00%
2027 and beyond	38,248	6.18%	1,890	3.23%	-	0.00%	-	0.00%

Total	$64,177	6.04%	$1,924	4.10%	$-	0.00%	$498	3.54%

					Purchased Nonresidential		Purchased Nonresidential
	Home Equity/Junior Liens		Nonresidential		In-State		Out-of-State
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2012	$46	7.42%	$18,322	6.61%	$-	0.00%	$2,057	5.58%
2013	104	7.08%	7,946	6.66%	222	6.34%	-	0.00%
2014	209	6.75%	4,296	6.16%	1,835	5.12%	2,264	7.25%
2015 to 2016	1,168	7.63%	10,723	6.00%	73	7.58%	1,643	4.56%
2017 to 2021	5,479	5.85%	748	5.74%	-	0.00%	-	0.00%
2022 to 2026	6,389	4.80%	922	7.43%	-	0.00%	-	0.00%
2027 and beyond	-	0.00%	1,063	6.28%	-	0.00%	1,824	5.16%

Total	$13,395	5.89%	$44,020	6.47%	$2,130	6.35%	$7,788	5.54%

	Nonresidential		Purchased Construction		Purchased Construction
	Construction		In-State		Out-of-State		Commercial Loans
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2012	$91	7.10%	$-	0.00%	$-	0.00%	$1,710	6.36%
2013	-	0.00%	-	0.00%	-	0.00%	907	5.27%
2014	-	0.00%	-	0.00%	173	9.38%	401	6.37%
2015 to 2016	-	0.00%	-	0.00%	-	0.00%	3,525	6.33%
2017 to 2021	-	0.00%	-	0.00%	-	0.00%	78	3.19%
2022 to 2026	-	0.00%	-	0.00%	-	0.00%	-	0.00%
2027 and beyond	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total	$91	7.10%	$-	0.00%	$173	9.38%	$6,621	5.82%

	Purchased Commercial		Purchased Commercial		Consumer
	Loans In-State		Loans Out-of State		& Other Loans		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During the Years
Ending December 31,
2012	$-	0.00%	$-	0.00%	$53	8.02%	$22,959	6.72%
2013	381	6.34%	-	0.00%	92	7.68%	10,567	6.20%
2014	-	0.00%	-	0.00%	87	8.43%	9,875	6.87%
2015 to 2016	-	0.00%	-	0.00%	392	7.05%	17,901	7.22%
2017 to 2021	-	0.00%	-	0.00%	752	9.37%	15,125	6.06%
2022 to 2026	-	0.00%	-	0.00%	101	8.00%	23,223	5.16%
2027 and beyond	-	0.00%	-	0.00%	-	0.00%	43,025	6.17%

Total	$381	6.34%	$-	0.00%	$1,477	8.65%	$142,675	6.09%

Fixed- and Adjustable-Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Residential Mortgages:
1-4 Family Mortgages	$35,759	$28,236	$63,995
Purchased Mortgage In-State	-	1,924	1,924
Home Equity/Junior Liens	5,775	7,574	13,349
Nonresidential Mortgages:
Nonresidential	16,065	9,633	25,698
Purchased Nonresidential In-State	2,130	-	2,130
Purchased Nonresidential Out-of-State	2,264	3,467	5,731
Purchased Construction Out-of-State	-	173	173
Non real estate loans:
Commercial Loans	2,948	1,963	4,911
Purchased Commerical Loans In-State	381	-	381
Consumer and other loans	1,048	376	1,424

Total Loans	$66,370	$53,346	$119,716

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, internet lenders, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors, walk-in customers and our own sales force. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our residential mortgage lending limits vary by residential mortgage officer but range from $150,000 to $250,000. While certain Senior Bank Officers have residential lending limits up to $400,000, the Officer Loan Committee generally approves residential loans from $250,000 to $400,000 while requests from $400,000 to $500,000 will receive approval from Senior Loan Committee. Residential loan requests over $500,000 must be approved by the Board of Directors. Secured consumer lending limits by officer range from $25,000 to $150,000. For secured commercial loans, the limits range from $250,000 to $400,000.

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2011, we had outstanding loan commitments of $24.4 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2011, we had $273,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $730,000, $804,000 and $869,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (FASB ASC 860, “Transfers and Servicing ”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $993,000 were included in other assets at December 31, 2011.

Origination, Purchase and Sale of Loans.  The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Loans receivable at beginning of period	$160,220	$175,154	$198,191

Originations:
Real estate:
Residential 1-4 family	38,150	47,838	58,909
Commercial and Multi-family	12,941	14,841	17,254
Consumer	2,113	3,660	3,894
Total originations	53,204	66,339	80,057

Loan purchases:
Residential 1-4 family	-	-	-
Commercial	1,000	-	4,914
Total loan purchases	1,000	-	4,914

Loan sales	(28,353)	(42,151)	(49,545)
Transfer of loans to foreclosed assets	(3,459)	(2,080)	(6,382)
Repayments	(39,937)	(37,042)	(52,081)

Total loans receivable at end of period	$142,675	$160,220	$175,154

Delinquent Loans, Other Real Estate Owned and Classified Assets

Collection Procedures. Our general collection procedures provide that when a commercial loan becomes 10 days past due and when a mortgage or consumer loan become 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If delinquency continues, a second delinquent notice is mailed when the loan continues past due for 30 days. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. We will generally send a “due and payable” letter upon a loan becoming 60 days delinquent. This letter grants the borrower 30 days to bring the account paid to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated after this 30-day period. To the extent required by regulations of the Department of Housing and Urban Development (“HUD”), generally within 30 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services. General collection procedures may vary with particular circumstances on a loan by loan basis. Also, collection procedures for Freddie Mac serviced loans follow the Freddie Mac guidelines which are different from our general procedures.

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

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2011, we held $2.1 million in properties that were classified REO and $1.3 million in assets classified as ORA.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$2,420	$3,114	$2,944	$1,876	$697
Commercial Mortgage	356	1,148	2,204	4,002	3,825
Construction	-	-	1,433	3,469	3,475
Purchased Out-of-State	173	1,772	2,113	1,980	-
Commercial	-	-	96	535	433
Consumer and other	152	206	157	90	29

Total non-accrual loans	$3,101	$6,240	$8,947	$11,952	$8,459

Accrual loans delinquent 90 days or more:
Residential Mortgage	238	282	89	128	532
Commercial Mortgage	-	82	2,696	72	-
Construction	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Commercial	-	-	-	-	100
Consumer and other	-	2	54	17	45
Total accrual loans delinquent 90 days or more	$238	$366	$2,839	$217	$677

Total nonperforming loans (1)	$3,339	$6,606	$11,786	$12,169	$9,136

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	1,087	494	584	686	872
Commercial Mortgage	1,015	2,304	2,985	882	406
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	1,306	20	11	70	2

Total real estate owned and other repossesed assets (2)	$3,408	$2,818	$3,580	$1,638	$1,280
Total nonperforming assets	$6,747	$9,424	$15,366	$13,807	$10,416

Total nonperforming loans to total loans receivable	2.34%	4.12%	6.73%	6.14%	4.54%
Total nonperforming assets to total assets	3.11%	4.37%	6.58%	5.57%	4.15%

(1)   All of our loans delinquent 90 days or more are classified as nonperforming.

(2)	Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure.
Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	( Dollars In Thousands)
At December 31, 2011
Residential Mortgages	16	$1,501	23	$1,969	39	$3,470
Commercial Mortgages	3	339	1	245	4	584
Construction	-	-	1	173	1	173
Commercial	1	29	-	-	1	29
Consumer	6	59	5	128	11	187
Total	26	$1,928	30	$2,515	56	4,443

At December 31, 2010
Residential Mortgages	23	$2,056	34	$2,434	57	$4,490
Commercial Mortgages	3	488	8	784	11	1,272
Construction	-	-	2	1,772	2	1,772
Commercial	1	6	-	-	1	6
Consumer	10	122	9	207	19	329
Total	37	$2,672	53	$5,197	90	7,869

At December 31, 2009
Residential Mortgages	22	$1,819	23	$1,719	45	$3,538
Commercial Mortgages	7	1,125	12	3,705	19	4,830
Construction	2	1,255	1	290	3	1,545
Commercial	3	402	1	80	4	482
Consumer	14	226	14	135	28	361
Total	48	$4,827	51	$5,929	99	10,756

At December 31, 2008
Residential Mortgages	26	$2,513	13	$766	39	$3,279
Commercial Mortgages	8	1,359	6	5,879	14	7,238
Construction	-	-	2	1,980	2	1,980
Commercial	1	95	1	72	2	167
Consumer	26	155	10	66	36	221
Total	61	$4,122	32	$8,763	93	12,885

At December 31, 2007
Residential Mortgages	24	$1,315	6	$532	30	$1,847
Commercial Mortgages	1	797	-	-	1	797
Construction	-	-	-	-	-	-
Commercial	-	-	1	100	1	100
Consumer	19	181	10	45	29	226
Total	44	$2,293	17	$677	61	2,970

Interest income that would have been recorded for the year ended December 31, 2011, had non-accruing loans been current according to their original terms amounted to $678,000. Interest of $59,000 was recognized on these impaired loans prior to placing them on non-accrual status, and is included in net income for the year ended December 31, 2011.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities and real estate held for sale considered by the Office of the Comptroller of the Currency (OCC) to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2011, classified assets consisted of substandard assets of $16.4 million. There were no assets classified as doubtful or loss at December 31, 2011.

We classify our assets pursuant to criteria similar to the classification structure provided in the OCC regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)

Substandard assets	$16,435	$15,974	$18,141	$19,409	$14,362
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$16,435	$15,974	$18,141	$19,409	$14,362

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

Analysis of the Allowance for Loan Losses.  The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of period	$2,831	$3,660	$5,647	$4,013	$2,079

(Charge-offs):
Real Estate:
Residential Mortgages	(1,119)	(258)	(362)	(342)	(225)
Nonresidential Real Estate:
Commercial Mortgages	(334)	(198)	(4,903)	(2,023)	(59)
Purchased In-State	-	-	(2,482)	-	-
Purchased Out-of-State	(93)	(314)	-	-	-
Construction	-	(751)	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	(262)	-	-	-
Non Real Estate Loans:
Commercial	(6)	-	(246)	(331)	(4)
Consumer and other	(192)	(319)	(254)	(141)	(190)
Total charge offs	(1,744)	(2,102)	(8,247)	(2,837)	(478)

Recoveries:
Real Estate:
Residential Mortgages	25	2	-	-	1
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Nonresidential Real Estate:
Commercial Mortgages	79	85	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Construction	-	60	-	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	-	-	-
Non Real Estate Loans:
Commercial	1	-		-	-
Consumer and other	42	25	64	50	34
Total recoveries	147	172	64	50	35

Net (charge offs) recoveries	(1,597)	(1,930)	(8,183)	(2,787)	(443)
Provision for loan losses	284	1,101	6,196	4,421	2,377

Balance at end of year	$1,518	$2,831	$3,660	$5,647	$4,013

Ratios:
Net Charge-offs to average loans outstanding (annualized)	1.02%	1.14%	4.58%	1.40%	0.21%

Allowance for loan loss to non-performing loans at end of period	45.46%	87.70%	31.05%	46.41%	43.93%

Allowance for loan losses to total loans at end of period	1.06%	1.98%	2.09%	2.85%	1.95%

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

	At December 31
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential Mortgages:
1 - 4 family residential	$858	45.0%	$519	42.7%	$634	44.4%
Purchased Mortgages In-State	12	1.3%	17	2.0%	12	1.9%
Purchased Mortgages Out-of-State	-	0.0%	-	0.0%	-	0.0%
1 - 4 family construction	-	0.3%	-	0.1%	3	0.2%
Home Equity & Junior Liens	146	9.4%	228	10.3%	214	10.7%
Nonresidential Mortgages:
Nonresidential	320	30.9%	967	27.3%	1,055	24.9%
Purchased Nonresidential In-State	16	1.5%	94	2.6%	140	2.2%
Purchased Nonresidential Out-of-State	57	5.5%	220	6.2%	175	4.8%
Construction	3	0.1%	245	0.9%	647	1.6%
Purchased Construction In-State	-	0.0%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	7	0.1%	290	1.1%	350	2.2%
Non Real Estate Loans:
Commercial	50	4.6%	192	4.6%	316	4.0%
Purchased Commercial In-State	3	0.3%	-	0.9%	73	1.6%
Purchased Commercial Out-of-State	-	0.0%	-	0.0%	-	0.0%
Consumer	46	1.0%	59	1.3%	41	1.5%
Total	$1,518	100.0%	$2,831	100.0%	$3,660	100.0%

	At December 31
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Residential Mortgages:
One to four family residental	$967	44.0%	$787	44.5%
Purchased Mortgages In-State	11	1.9%	5	2.2%
Purchased Mortgages Out-of-State	1	0.2%	1	0.6%
1 - 4 family construction	5	0.5%	14	1.0%
Home Equity & Junior Liens	231	11.3%	171	11.7%
Nonresidential Mortgages:
Nonresidential	1,768	21.5%	1,374	21.7%
Purchased Nonresidential In-State	3	0.1%	-	0.0%
Purchased Nonresidential Out-of-State	14	1.6%	5	0.6%
Construction	7	3.3%	18	3.0%
Purchased Construction In-State	-	0.0%	-	0.0%
Purchased Construction Out-of-State	740	4.9%	22	2.4%
Non Real Estate Loans:
Commercial	1,795	8.0%	1,529	9.3%
Purchased Commercial In-State	18	0.9%	9	0.7%
Purchased Commercial Out-of-State	32	0.0%	14	0.0%
Consumer	55	1.8%	64	2.3%
Total	$5,647	100.0%	$4,013	100.0%

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

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2011, we were servicing loans sold to third parties totaling $143.1 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $993,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

Real Estate Development Activities

On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See "—Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2011, we had sold the 43 lots comprising this property. Our investment in land and real estate is “held for sale” and separately stated in the statement of financial condition, net of any allowance for impairment. Management actively marketed the property by using local real estate agents to facilitate the sale of these properties. For reporting purposes, this investment was considered “impaired” under the definition in FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets. Accordingly, the investment was recorded at the lower of its cost or fair value less cost to sell, which include realtor commissions, legal and title transfer fees, and closing costs that must be incurred before legal title could be transferred.

Annually, management used recent sales of comparable property to determine estimated future cash flows. The estimated future cash flows were used as the “fair value.” The fair value, less cost to sell, was compared to the net carrying amount. If the fair value, less cost to sell, exceeded the recorded amount, a loss was recognized. Losses recognized for the initial and subsequent write-down to fair value, less cost to sell, are recognized in the “gain (loss) on the sale of real estate” line in the statement of income. A gain is recognized for any subsequent increase in fair value, less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss not previously recognized that results from the sale of the property are recognized at the date of sale.

The last four lots were sold in January 2011 at a loss of less than $1,000.

Investment Activities

Our investment securities portfolio comprises U.S. Government, state agency and municipal obligations, mortgage-backed securities, Federal Home Loan Bank stock, and other investments of which $53.0 million, or 95.6%, was available-for-sale and $2.4 million, or 4.4%, of the total portfolio was classified as held-to-maturity. At December 31, 2011, we had no investments in unrated securities. At December 31, 2011, $18.6 million, or 33.5% of our investment portfolio was scheduled to mature in less than five years, and $37.0 million, or 66.7%, was scheduled to mature in over five years. At December 31, 2011, $1.6 million, or 2.9% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2011, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $22.1 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Ginnie Mae and, to a lesser extent, Fannie Mae and Freddie Mac; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2011, mortgage-backed securities totaled $30.9 million, or 55.8% of total investments. At December 31, 2011, 0.01% of our mortgage-backed securities were secured by balloon loans. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.

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

FASB ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2011, all of our investment securities were designated as available for sale except for $2.4 million in municipal bond investments designated as held to maturity.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Debt Securities:
U.S. Government and agency obligations	$14,756	$14,863	$4,518	$4,562	$8,220	$8,257
State agency and municipal obligations	9,362	9,941	7,395	7,641	11,798	12,143

Corporate bonds and other obligations	-	-	-	-	1,000	1,002

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	4,984	4,990	296	306	8,579	8,887
Freddie Mac	3,981	3,974	1,078	1,095	4,823	4,922
Ginnie Mae	21,385	21,945	24,310	24,291	2,577	2,588

Total debt securities	54,468	55,713	37,597	37,895	36,997	37,799

Marketable equity securities Common stock	3	1	3	1	3	4

Total equity securities	3	1	3	1	3	4

Total investment securities	$54,471	$55,714	$37,600	$37,896	$37,000	$37,803

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2011
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency securities	$1,000	1.30%	$12,256	2.12%	$1,500	3.52%	$-	0.00%	$14,756	$14,863	2.20%
State agency and municipal obligations	580	3.45%	4,459	4.28%	2,680	4.71%	1,643	4.75%	9,362	9,941	4.44%

Corporate bonds and other obligations	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	-	0.00%

Mortgage-backed securities
Fannie Mae	-	0.00%	-	0.00%	4,984	3.06%	-	0.00%	4,984	4,990	3.06%
Freddie Mac	292	4.50%	147	3.97%	2,028	3.00%	1,514	0.00%	3,981	3,974	3.14%
Ginnie Mae	-	0.00%	25	3.99%	60	3.22%	21,300	4.12%	21,385	21,945	4.11%

Total debt securities	1,872		16,887		11,252		24,457		54,468	55,713

Marketable equity securities:
Common Stock	-	0.00%	-	0.00%	-	0.00%	3	0.00%	3	1	0.00%

Total investment securities	$1,872		$16,887		$11,252		$24,460		$54,471	$55,714

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

Deposits. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive non-deposit sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2011 we had no brokered deposits. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the both the use of Federal Home Loan Bank borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate

Non-interest-bearing	$12,609	8.36%	NA	$10,349	6.65%	NA	$11,074	7.00%	NA
NOW accounts	18,602	12.35%	0.21%	16,935	10.89%	0.39%	16,298	10.31%	0.39%
Passbook	17,873	11.86%	0.05%	16,785	10.80%	0.05%	15,722	9.95%	0.05%
Money market accounts	23,193	15.40%	0.22%	27,172	17.48%	1.21%	20,794	13.15%	1.21%

Time deposits that mature:
Less than 12 months	38,503	25.56%	1.08%	52,059	33.49%	2.47%	60,552	38.30%	2.47%
Within 12-36 months	32,580	21.63%	1.60%	24,371	15.68%	2.79%	29,739	18.81%	2.79%
Beyond 36 months	7,290	4.84%	2.21%	7,795	5.00%	3.30%	3,921	2.48%	3.30%
Jumbo	-	0.00%	0.00%	-	0.00%	0.00%	-	0.00%	0.00%

Total deposits	$150,650	100.00%	0.87%	$155,466	100.00%	1.89%	$158,100	100.00%	1.89%

Time Deposit Rates. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 7 to our consolidated financial statements contained within Exhibit 13 for a more detailed breakdown by rate range):

	At December 31,
Rate	2011	2010	2009
	(In Thousands)
0.50 percent to 0.99 percent	$38,802	$9,852	$5,926
1.00 percent to 1.99 percent	18,343	35,119	32,658
2.00 percent to 2.99 percent	16,057	26,573	24,116
3.00 percent to 3.99 percent	4,078	8,718	15,629
4.00 percent to 4.99 percent	1,092	3,488	11,912
5.00 percent to 8.99 percent	-	475	3,971
	$78,372	$84,225	$94,212

Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2011.

		1 - Less	2 - Less	3 - Less	5 years
	Less Than	than 2	than 3	than 5	and
Rate	One Year	Years	Years	Years	Greater	Total

0.50 percent to 0.99 percent	$26,396	$12,388	$18	$-	$-	$38,802
1.00 percent to 1.99 percent	6,068	3,640	3,623	4,936	76	18,343
2.00 percent to 2.99 percent	4,899	3,371	1,627	4,415	1,745	16,057
3.00 percent to 3.99 percent	437	1,883	582	599	577	4,078
4.00 percent to 4.99 percent	703	257	-	79	53	1,092
5.00 percent to 8.99 percent	-	-	-	-	-	-
	$38,503	$21,539	$5,850	$10,029	$2,451	$78,372

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $25.5 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

Certificates of Deposit
Maturity Period	in excess of $100,000
(In thousands)

Three months or less	$4,752
Three through six months	2,115
Six through twelve months	6,148
Over twelve months	12,484

Total	$25,499

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $15.0 million, based upon pledged collateral. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Balance at end of period	$34,500	$29,000	$45,031
Average balance during period	31,217	38,187	41,782
Maximum outstanding at any month end	36,200	45,825	46,750
Weighted average interest rate at end of period	2.30%	2.23%	3.13%
Average interest rate during period	2.16%	2.86%	3.69%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan (the Bank).

First Federal of Northern Michigan has two wholly owned and these subsidiaries have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2011, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $140,000. The primary asset of the subsidiary is an investment in land and real estate. See "Real Estate Development Activities.” At December 31, 2010, Financial Services & Mortgage Corporation owned four developed building sites which were being offered for sale. These lots were sold in January 2011. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

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

Personnel

As of December 31, 2011, First Federal of Northern Michigan had 73 full-time and 20 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

SUPERVISION AND REGULATION

General

First Federal of Northern Michigan is a federally chartered savings bank, and as such is regulated and supervised by the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. First Federal of Northern Michigan also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal of Northern Michigan also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Comptroller of the Currency examines First Federal of Northern Michigan and prepares reports for the consideration of its board of directors on any operating deficiencies.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Comptroller of the Currency, or Congress, could have a material adverse impact on us and our operations.

As a savings and loan holding company, First Federal of Northern Michigan Bancorp, Inc. is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and to file certain reports with and is subject to examination by the Federal Reserve Board. First Federal of Northern Michigan Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and requires First Federal of Northern Michigan to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like First Federal of Northern Michigan Bancorp, Inc., in addition to bank holding companies which it regulates. As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like First Federal of Northern Michigan Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to First Federal of Northern Michigan, as described in “–Federal Banking Regulation–Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The Dodd-Frank Act also authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Federal of Northern Michigan, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of the Comptroller of the Currency (“OCC”) . Under these laws and regulations, First Federal of Northern Michigan may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal of Northern Michigan also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal of Northern Michigan directly, including real estate investment, securities brokerage and insurance agency services.

Capital Requirements.  OCC regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only thee numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2011 and 2010, as compared to the minimum capital requirements.

	At December 31,
	2011		2010

		Percent		Percent
	Amount	of Assets	Amount	of Assets
	(Dollars in Thousands)
Equity capital	$23,735	11.0%	$22,272	10.4%

Tangible Capital Requirement:
Tangible capital level	22,334	10.4%	20,931	9.8%
Requirement	3,232	1.5%	3,214	1.5%
Excess	19,102	8.9%	17,717	8.3%

Core Capital Requirement:
Core capital level	22,334	10.4%	20,931	9.8%
Requirement	8,618	4.0%	8,570	4.0%
Excess	13,716	6.4%	12,361	5.8%

Risk-based Capital Requirement:
Risk-based capital level	23,568	17.2%	22,763	15.6%
Requirement	10,961	8.0%	11,693	8.0%
Excess	12,607	9.2%	11,070	7.6%

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings bank that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2011, First Federal of Northern Michigan maintained approximately 83.4% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received an “Outstanding” Community Reinvestment Act rating in its two most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of the Comptroller of the Currency regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. First Federal of Northern Michigan Bancorp, Inc. and its non-savings institution subsidiaries will be affiliates of First Federal of Northern Michigan. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of the Comptroller of the Currency regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement.  The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of the Comptroler of the Currency that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $1.4 million.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2011, the Bank paid $224,000 related to the FICO bonds and deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

Prompt Corrective Action.  The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplement other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.

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

Federal Home Loan Bank System. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2011, First Federal of Northern Michigan was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by First Federal of Northern Michigan are subject to state usury laws and federal laws concerning interest rates. First Federal of Northern Michigan’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal of Northern Michigan also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OCC require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2011, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of the Comptroller of the Currency.

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

Holding Company Regulation

Pursuant to the Dodd-Frank Act, as of July 21, 2011, the Federal Reserve Board succeeded the Office of Thrift Supervision as the regulator for savings and loan holding companies, such as First Federal of Northern Michigan Bancorp, Inc.

General.  First Federal of Northern Michigan Bancorp, Inc. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, First Federal of Northern Michigan Bancorp, Inc. is registered with the Federal Reserve Board and subject to examination and supervision by the Federal Reserve Bank of Chicago. First Federal of Northern Michigan Bancorp, Inc. is subject to the Federal Reserve Board regulations (including applicable regulations of the former Office of Thrift Supervision), and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over First Federal of Northern Michigan Bancorp, Inc. and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Federal Reserve Board has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Permissible Activities.  Under present law, the business activities of First Federal of Northern Michigan Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including First Federal of Northern Michigan Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Bank of Chicago. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Bank of Chicago must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Bank of Chicago is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

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

Deferred Tax Asset Valuation.  The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2011 the Company had a valuation allowance against its deferred tax assets of $3.0 million.

Taxable Distributions and Recapture.  Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2011, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, First Federal of Northern Michigan had a net operating loss of approximately $9.5 million which it may carry forward for federal income tax purposes until 2031.

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

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2011, First Federal of Northern Michigan owned its main office and all of its branch offices.   The following is a list of our locations:

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

The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2011, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of March 23, 2012 there were 2,884,049 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2011, First Federal of Northern Michigan Bancorp, Inc. had approximately 575 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders. No equity securities were sold during the year ended December 31, 2011 that were not registered under the Securities Act.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2011 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as a part of this form 10-K are as follows:

3.1	Articles of Incorporation of First Federal of Northern Michigan Bancorp, Inc.*
3.2	Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
4	Form of Common Stock Certificate of First Federal of Northern Michigan Bancorp, Inc.*
10.1	Change in Control Agreements*
10.2	1996 Stock Option Plan*
10.3	1996 Recognition and Retention Plan*
10.4	2006 Stock-Based Incentive Plan**
13	Annual Report to Shareholders
14	Code of Ethics ***
21	Subsidiaries of Registrant
23	Consent of Plante & Moran PLLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.
**	Incorporate by reference to the Definitive Proxy materials filed on April 10, 2006 (No. 000-31957).
***	Incorporated by reference to the Annual Report on Form 10-K of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Amy E. Essex
	Michael W. Mahler, Director and		Amy E. Essex, Chief Financial Officer, Treasurer and
	Chief Executive Officer		Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date: March 28, 2012			Date: March 28, 2012

By:	/s/Martin A. Thomson	By:	/s/Keith D. Wallace
	Martin A. Thomson, Chairman		Keith D. Wallace, Director

Date: March 28, 2012			Date: March 28, 2012

By:	/s/Gary C. VanMassenhove	By:	/s/Thomas R. Townsend
	Gary C. VanMassenhove, Director		Thomas R. Townsend, Director

Date: March 28, 2012			Date: March 28, 2012

By:	/s/James C. Rapin
James C. Rapin, Director

Date: March 28, 2012

