Form 10-Q
period 2012-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2012-05-15
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 15, 2012
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$2,306,392	$2,713,701
Overnight deposits with FHLB	107,818	35,797
Total cash and cash equivalents	2,414,210	2,749,498
Securities AFS	52,850,362	53,048,503
Securities HTM	2,435,000	2,435,000
Loans held for sale	306,559	-
Loans receivable, net of allowance for loan losses of $1,663,310 and $1,517,695 as of March 31, 2012 and December 31, 2011, respectively	139,202,962	140,883,591
Foreclosed real estate and other repossessed assets	3,616,603	3,407,939
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,796,121	5,845,881
Accrued interest receivable	1,160,743	1,148,500
Intangible assets	261,742	334,855
Prepaid FDIC premiums	714,524	758,733
Deferred tax asset	1,296,110	387,065
Other assets	2,810,035	2,779,124
Total assets	$216,131,071	$217,044,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$151,106,333	$150,649,073
Advances from borrowers for taxes and insurance	304,027	128,028
Advances from Federal Home Loan Bank	32,725,000	34,500,000
REPO sweep accounts	5,606,417	5,592,326
Accrued expenses and other liabilities	1,263,213	1,606,569

Total liabilities	191,004,990	192,475,995

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,853,361	23,852,702
Retained earnings	3,580,851	2,980,176
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(258)	(556)
Accumulated other comprehensive income	624,127	668,472
Total stockholders' equity	25,126,081	24,568,794

Total liabilities and stockholders' equity	$216,131,071	$217,044,789

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income

	For the Three Months
	Ended March 31,
	2012	2011
	(Unaudited)
Interest income:
Interest and fees on loans	$2,040,208	$2,273,320
Interest and dividends on investments
Taxable	150,180	94,815
Tax-exempt	39,073	40,328
Interest on mortgage-backed securities	179,288	183,366
Total interest income	2,408,749	2,591,829

Interest expense:
Interest on deposits	280,544	437,253
Interest on borrowings	183,634	168,074
Total interest expense	464,178	605,327

Net interest income	1,944,571	1,986,502
Provision for loan losses	376,268	67,358
Net interest income after provision for loan losses	1,568,303	1,919,144

Non-interest income:
Service charges and other fees	169,953	164,491
Mortgage banking activities	220,560	235,983
Net loss on sale of premises and equipment, real estate owned and other repossessed assets	(2,089)	(8,675)
Other	58,399	57,553
Total non-interest income	446,823	449,352

Non-interest expense:
Compensation and employee benefits	1,271,958	1,168,936
FDIC Insurance Premiums	47,479	71,217
Advertising	33,115	23,021
Occupancy	241,916	270,042
Amortization of intangible assets	73,113	73,113
Service bureau charges	78,787	76,206
Professional services	94,735	87,577
Other	459,548	437,683
Total non-interest expense	2,300,651	2,207,795

Income (loss) before income tax expense or benefit	(285,525)	160,700
Income tax benefit	(886,200)	-

Net Income	$600,675	$160,701

Other Comprehensive Income
Net Income	$600,675	$160,701
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(44,346)	59,183

Comprehensive Income	$556,329	$219,884

Per share data:
Net Income per share
Basic	$0.21	$0.06
Diluted	$0.21	$0.06

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049
Dividends per common share	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2011	$31,918	$(2,963,918)	$23,852,701	$(556)	$2,980,176	$668,472	$24,568,794

Cash paid in lieu of fractional shares	-	-	(20)	-	-	-	(20)

Stock Options/MRP shares expensed	-	-	680	298	-	-	978

Stock Options/MRP shares forteited	-	-	-	-	-	-	-

Net income for the period	-	-	-	-	600,675	-	600,675

Change in unrealized gain on available-for-sale securities (net of tax of $22,845)	-	-	-	-	-	(44,346)	(44,346)

Balance at March 31, 2012	$31,918	$(2,963,918)	$23,853,361	$(258)	$3,580,851	$624,126	$25,126,081

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$600,675	$160,701
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	156,237	181,356
Provision for loan loss	376,268	67,358
Amortization and accretion on securities	112,413	70,989
Stock-based compensation	978	39,945
Gain on sale of loans held for sale	(99,903)	(94,940)
Originations of loans held for sale	(7,697,851)	(6,846,031)
Proceeds from sale of loans held for sale	7,491,195	6,788,734
Loss (gain) on sale of fixed assets	1,123	(990)
Loss on sale of real estate owned and other repossessed assets	967	8,932
Net change in:
Accrued interest receivable	(12,243)	84,186
Other assets	(8,064)	(529,564)
Prepaid FDIC insurance premiums	44,209	67,003
Deferred income tax (benefit) expense	(909,045)	56,112
Accrued expenses and other liabilities	(343,376)	(82,493)

Net cash used in operating activities	(286,417)	(28,702)

Cash Flows from Investing Activities:
Net decrease in loans (loans originated, net of principal payments)	654,797	5,821,245
Proceeds from maturies and calls of available-for-sale securities	3,046,478	2,414,843
Proceeds from sale of property and equipment	-	1,480
Proceeds from sale of real estate and other repossessed assets	439,933	119,137
Purchase of securities	(3,027,942)	(5,904,403)
Purchase of premises and equipment	(34,487)	(64,708)
Net cash provided by investing activities	1,078,779	2,387,594

Cash Flows from Financing Activities:
Net increase in deposits	457,260	765,859
Net increase (decrease) in Repo Sweep accounts	14,091	(418,491)
Net increase in advances from borrowers	175,999	186,939
Advances from Federal Home Loan Bank and notes payable	8,075,000	3,350,000
Repayments of Federal Home Loan Bank advances and notes payable	(9,850,000)	(4,350,000)
Net cash used in financing activities	(1,127,650)	(465,693)

Net (decrease) increase in cash and cash equivalents	(335,288)	1,893,199
Cash and cash equivalents at beginning of period	2,749,498	1,962,657
Cash and cash equivalents at end of period	$2,414,210	$3,855,856

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$484,792	$608,921
Cash refunded during the period for income taxes	-	(41,000)
Transfers of loans to foreclosed real estate and repossessed assets	649,564	471,069

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$15,237	$86	$(1)	15,322
Municipal obligations	6,919	370	(12)	7,277
Mortgage-backed securities	29,745	535	(30)	30,250
Equity investments	3	-	(2)	1

Total	$51,904	$991	$(45)	$52,850

Securities Held to Maturity
Municipal notes	$2,435	$210	$-	$2,645

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$14,756	$108	$(1)	14,863
Municipal obligations	6,927	361	(12)	7,276
Mortgage-backed securities	30,350	603	(44)	30,909
Equity investments	3	-	(2)	1

Total	$52,036	$1,072	$(59)	$53,049

Securities Held to Maturity
Municipal notes	$2,435	$230	$-	$2,665

The amortized cost and estimated market value of securities at March 31, 2012, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	March 31, 2012
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,790	$1,805
Due after one year through five years	16,469	16,673
Due in five year through ten years	3,534	3,669
Due after ten years	363	452

Subtotal	22,156	22,599

Equity securities	3	1
Mortgage-backed securities	29,745	30,250

Total	$51,904	$52,850

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	420	448
Due in five year through ten years	645	703
Due after ten years	1,280	1,403

Total	$2,435	$2,645

At March 31, 2012 and December 31, 2011, securities with a carrying value and fair value of $28,872,000 and $31,085,000, respectively, were pledged to secure our REPO sweep accounts, FHLB advances and our line of credit at the Federal Reserve.

There were no security sales in either the three months ended March 31, 2012 or 2011.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$1,499	$(1)	$-	$-
Corporate bonds and other obligations	-	-	-	-
Municipal obligations	646	(12)	-	-
Mortgage-backed securities	2,105	(7)	1,364	(23)
Equity securities	-	-	1	(2)

Total	$4,250	$(20)	$1,365	$(25)

Held to Maturity:
Municipal notes	$-	$-	$-	$-

	December 31, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$1,999	$(1)	$-	$-
Corporate bonds and other obligations	-	-	-	-
Municipal obligations	646	(12)	-	-
Mortgage-backed securities	8,137	(27)	1,458	(17)
Equity securities	-	-	1	(2)

Total	$10,782	$(40)	$1,459	$(19)

Held to Maturity:
Municipal notes	$-	$-	$-	$-

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

Note 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2012	2011
	(in thousands)
Real estate loans:
Residential mortgage	$66,798	$66,599
Commercial loans:
Secured by real estate	53,313	54,202
Other	7,191	7,002
Total commercial loans	60,504	61,204

Consumer loans:
Secured by real estate	12,485	13,395
Other	1,359	1,477

Total consumer loans	13,844	14,872
Total gross loans	$141,146	$142,675
Less:
Net deferred loan fees	(280)	(273)
Allowance for loan losses	(1,663)	(1,518)

Total loans, net	$139,203	$140,884

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
							Recorded
			Greater than			Total	Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$-	$173	$-
Commercial Real Estate - other	2,667	31	465	3,163	49,977	53,140	30
Commercial - non real estate	15	-	-	15	7,177	7,192	-

Consumer:
Consumer - Real Estate	142	-	189	331	12,154	12,485	62
Consumer - Other	4	7	1	12	1,346	1,358	1

Residential:
Residential	2,976	1,153	1,540	5,669	61,129	66,798	175
Total	$5,804	$1,191	$2,368	$9,363	$131,783	$141,146	$268

As of December 31, 2011
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$91	$264	$-
Commercial Real Estate - other	3,808	339	245	4,392	49,546	53,938	-
Commercial - non real estate	46	29	-	75	6,927	7,002	-

Consumer:
Consumer - Real Estate	394	34	128	556	12,839	13,395	-
Consumer - Other	5	25	-	30	1,447	1,477	-

Residential:
Residential	3,055	1,501	1,969	6,525	60,074	66,599	238
Total	$7,308	$1,928	$2,515	$11,751	$130,924	$142,675	$238

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$28
3	-	11,515	2,024
4	-	30,609	4,804
5	-	1,206	-
6	173	9,810	335
7	-	-	-
8	-	-	-
Total	$173	$53,140	$7,191

As of December 31, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$7
3	-	10,911	2,178
4	91	31,926	4,512
5	-	1,078	-
6	173	10,023	305
7	-	-	-
8	-	-	-
Total	$264	$53,938	$7,002

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of March 31, 2012 and December 31, 2011.

As of March 31, 2012		As of December 31, 2011

	Residential		Residential

Grade		Grade

Pass	$64,832	Pass	$63,941
Special Mention	-	Special Mention	-
Substandard	1,966	Substandard	2,658
Total	$66,798	Total	$66,599

As of March 31, 2011

	Consumer -
	Real Estate	Consumer - Other

Performing	$12,337	$1,347
Nonperforming	148	11
Total	$12,485	$1,358

As of December 31, 2011

	Consumer -
	Real Estate	Consumer - Other

Performing	$13,248	$1,473
Nonperforming	147	4
Total	$13,395	$1,477

The following table presents the recorded investment in non-accrual loans by class as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011

Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	435	356
Commercial	-	-

Consumer:
Consumer - real estate	145	152
Consumer - other	14	-

Residential:
Residential	1,966	2,420

Total	$2,733	$3,101

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

The Bank has classified approximately $3,034,000 of its impaired loans as troubled debt restructurings as of March 31, 2012.

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment

Commercial Loans	-	$-	$-	$-	$-
Commerical Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	2	1,628	1,621	-	-
Consumer - Real Estate	-	-	-	-	-
Consumer - Other	-	-	-	-	-
Residential	-	-	-	-	-
Total	2	$1,628	$1,621	-	$-

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
	Unpaid Principal	Recorded	Related
	Balance	Investment	Allowance

With no related allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-
Commercial Real Estate - Other	1,208	943	-
Consumer - Real Estate	149	145	-
Consumer - Other	15	14	-
Residential	1,387	1,106	-

With a specific allowance recorded:
Commercial	-	-	-
Commercial Real Estate - Construction	-	-	-
Commercial Real Estate - Other	2,390	2,390	213
Consumer - Real Estate	-	-	-
Consumer - Other	-	-	-
Residential	860	860	244

Totals:
Commercial	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-
Commercial Real Estate - Other	$3,598	$3,333	$213
Consumer - Real Estate	$149	$145	$-
Consumer - Other	$15	$14	$-
Residential	$2,247	$1,966	$244

As of December 31, 2011
	Unpaid Principal	Recorded	Related
	Balance	Investment	Allowance

With no related allowance recorded:
Commercial	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-
Commercial Real Estate - Other	626	626	-
Consumer - Real Estate	171	152	-
Consumer - Other	-	-	-
Residential	2,017	1,640	-

With a specific allowance recorded:
Commercial	-	-	-
Commercial Real Estate - Construction	-	-	-
Commercial Real Estate - Other	1,337	1,128	85
Consumer - Real Estate	-	-	-
Consumer - Other	-	-	-
Residential	813	780	199

Totals:
Commercial	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-
Commercial Real Estate - Other	$1,963	$1,754	$85
Consumer - Real Estate	$171	$152	$-
Consumer - Other	$-	$-	$-
Residential	$2,830	$2,420	$199

The following table presents the average balance and interest income recognized on loans individually evaluated for impairment by class of loans as of March 31, 2012 and March 31, 2011:

	As of March 31,
	2012		2011

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial Real Estate - Construction	173	-	-	-
Commercial Real Estate - Other	924	-	467	-
Consumer - Real Estate	146	-	60	-
Consumer - Other	15	-	16	-
Residential	1,126	-	1,269	-

With a specific allowance recorded:
Commercial	-	-	-	-
Commercial Real Estate - Construction	-	-	1,772	-
Commercial Real Estate - Other	2,395	-	797	-
Consumer - Real Estate	-	-	99	-
Consumer - Other	-	-	-	-
Residential	859	-	1,456	-

Totals:
Commercial	$-	$-	$-	$-
Commercial Real Estate - Construction	$173	$-	$3,449	$-
Commercial Real Estate - Other	$3,319	$-	$1,290	$-
Consumer - Real Estate	$146	$-	$159	$-
Consumer - Other	$15	$-	$16	$-
Residential	$1,985	$-	$2,725	$-

The Allowance for Loan and Lease Losses has a direct impact on the provision expense. An increase in the Allowance for Loan and Lease Losses is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three-month periods ended March 31, 2012 and 2011, respectively:

For the Three Months Ended March 31, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(55)	-	(19)	(7)	(166)	-	(247)
Recoveries	-	4	-	5	2	5	-	16
Provision	(10)	173	(12)	(6)	1	230	-	376
Ending Balance	$-	$515	$41	$126	$42	$939	$-	$1,663

Ending balance: individually
evaluated for impairment	$-	$213	$-	$-	$-	$245	$-	$458

Ending balance: loans collectively
evaluated for impairment	$-	$302	$41	$126	$42	$694	$-	$1,205

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$173	$53,140	$7,191	$12,485	$1,359	$66,798	$-	$141,146

Ending balance: individually
evaluated for impairment	$173	$3,333	$-	$145	$14	$1,966	$-	$5,631

Ending balance: loans collectively
evaluated for impairment	$-	$49,807	$7,191	$12,340	$1,345	$64,832	$-	$135,515

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended March 31, 2011
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	-	(78)	(5)	(45)	(4)	(159)	-	(291)
Recoveries	-	1	-	18	5	1	-	25
Provision	(217)	73	6	27	(31)	209	-	67
Ending Balance	$318	$1,277	$193	$228	$29	$587	$-	$2,632

Ending balance: individually
evaluated for impairment	$305	$108	$-	$9	$-	$221	$-	$643

Ending balance: loans collectively
evaluated for impairment	$13	$1,169	$193	$219	$29	$366	$-	$1,989

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$1,842	$57,323	$8,658	$15,739	$1,981	$68,603	$-	$154,146

Ending balance: individually
evaluated for impairment	$1,772	$1,261	$-	$158	$15	$2,832	$-	$6,038

Ending balance: loans collectively
evaluated for impairment	$70	$56,062	$8,658	$15,581	$1,966	$65,771	$-	$148,108

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Note 5—DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

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

During the three months ended March 31, 2012 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2012 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2012	182,682	$9.47	4.3	$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(5,542)	$7.44

Oustanding at March 31, 2012	177,140	$9.53	4.4	$0

Options Exercisable at March 31, 2012	175,900	$9.54	4.4	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.90 on March 31, 2012 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on March 31, 2012. The amount changes based on the fair market value of the stock.

As of March 31, 2012 there was approximately $500 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. That cost is expected to be recognized by June 30, 2012. There were no shares which vested during the quarter ended March 31, 2012.

A summary of the status of the Company’s non-vested options as of March 31, 2012, and changes during the quarter, is presented below:

		Weighted-Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at January 1, 2012	1,240	$2.19

Granted	0	N/A

Vested	0	$1.94

Forfeited	0	N/A

Nonvested at March 31, 2012	1,240	$2.19

Restricted Stock Awards - As of March 31, 2012 there was approximately $500 of unrecognized compensation cost related to non-vested restricted stock awards under the Plans. That cost is expected to be recognized by June 30, 2012.

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

At March 31, 2012, the Company had outstanding commitments to originate loans of $34.6 million. These commitments included the following:

As of
March 31, 2012

Commitments to grant loans	$21,945
Unfunded commitments under lines of credit	12,268
Commercial and standby letters of credit	404

Note 8-FAIR VALUE MEASUREMENTS

The fair value of financial assets and liabilities recorded at fair value is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are as follows:

Level 1 — Valuations based on quoted prices in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3 — Assets and liabilities with valuations that include methodologies and assumptions that may not be readily observable, including option pricing models, discounted cash flow models, yield curves and similar techniques. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$15,322	$-	$15,322
Municipal notes	-	7,277	-	7,277
Mortgage-backed securities	-	30,250	-	30,250
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$52,850	$-	$52,850

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$14,863	$-	$14,863
Municipal notes	-	7,276	-	7,276
Mortgage-backed securities	-	30,909	-	30,909
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$53,049	$-	$53,049

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from the year ended December 31, 2011 to the quarter ended March 31, 2012. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2012 and December 31, 2011, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2012

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans accounted for under FASB ASC 310-10	$3,506	$-	$-	$3,506

Other real estate owned -residential mortgages	$1,379	$-	$-	$1,379

Other Real estate owned - commercial	$931	$-	$-	$931

Other repossessed assets	$1,307			$1,307

Total assets at fair value on a non-recurring basis				$7,123

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans accounted for under FASB ASC 310-10	$1,927	$-	$-	$1,927

Other real estate owned -residential mortgages	$1,087	$-	$-	$1,087

Other Real estate owned - commercial	$1,015	$-	$-	$1,015

Other repossessed assets	$1,307			$1,307

Total assets at fair value on a non-recurring basis				$5,336

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

Investment Securities - Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections.

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

Federal Home Loan Bank Stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances - The estimated fair value of the fixed and variable rate Federal Home Loan Bank advances are estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

REPO Sweep Accounts - The fair values disclosed for REPO Sweeps are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

March 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,414	$2,414	$-	$-	$2,414
Securities available for sale	52,850	-	52,850	-	52,850
Securities held to maturity	2,435	-	2,645	-	2,645
Loans and loans held for sale - Net	139,510	-	143,725	-	143,725
Federal Home Loan Bank stock	3,266	3,266	-	-	3,266
Accrued interest receivable	1,161	1,161	-	-	1,161

Financial liabilities:
Customer deposits	151,106	152,215	-	-	152,215
Federal Home Loan Bank advances	32,725	-	33,004	-	33,004
REPO sweep accounts	5,606	5,606	-	-	5,606
Accrued interest payable	128	128	-	-	128

December 31, 2011	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value

Financial assets:	$2,749	$2,749	$-	$-	$2,749
Cash and cash equivalents	53,049	-	53,049	-	53,049
Securities available for sale	2,435	-	2,665	-	2,665
Securities held to maturity	140,884	-	146,018	-	146,018
Loans and loans held for sale - Net	3,266	3,266	-	-	3,266
Federal Home Loan Bank stock	1,149	1,149	-	-	1,149
Accrued interest receivable

Financial liabilities:
Customer deposits	150,649	151,693	-	-	151,693
Federal Home Loan Bank advances	34,500	-	34,827	-	34,827
REPO sweep accounts	5,592	5,592	-	-	5,592
Accrued interest payable	148	148	-	-	148

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

ASC Topic 220: Comprehensive Income: Presentation of Comprehensive Income. On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05. This ASU is intended to increase the prominence of other comprehensive income in financial statements. The new guidance does not change whether items are reported in net income or in other comprehensive income or whether and when items of other comprehensive income are reclassified to net income. ASU 2011-05 eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance in the ASU requires that an entity report comprehensive income in either a single continuous statement that presents the components of net income or a separate but consecutive statement. The new guidance is to be applied retrospectively and early adoption is permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement as of the interim period ended March 31, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2012 and December 31, 2011, and the results of operations for the three-month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

The Company operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 8 full-service banking offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.

For the quarter ended March 31, 2012, the Company had net income of $601,000, or $0.21 per basic and diluted share, compared to $161,000, or $0.06 per basic and diluted share, for the year earlier period, an increase of $440,000. Pre-tax loss for the three months ended March 31 2012 was $286,000. The Company credited $866,000 of the valuation allowance on its deferred tax assets to income tax expense during the quarter. See further discussion below in Income Taxes section.

Total assets decreased by $914,000, or 0.4%, from $217.0 million as of December 31, 2011 to $216.1 million as of March 31, 2012. Investment securities available for sale decreased by $198,000 and net loans receivable decreased $1.7 million during this time . Total deposits increased $457,000 from December 31, 2011 to March 31, 2012 while Federal Home Loan Bank advances decreased by $1.8 million and stockholders’ equity increased by $557,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2012, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2011 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS: Total assets decreased $914,000, or 0.4%, to $216.1 million at March 31, 2012 from $217.0 million at December 31, 2011. Net loans receivable decreased $1.7 million, or 1.2%, to $139.2 million at March 31, 2012 from $140.9 million at December 31, 2011, resulting primarily from a decrease in our commercial loan portfolio. Our residential mortgage portfolio remained relatively unchanged as a result of our selective placing in our portfolio certain high-quality 10- and 15-year fixed rate residential mortgage loans. Investment securities AFS decreased $198,000 from $53.0 million at December 31, 2011 to $52.8 million at March 31, 2012, due primarily to ordinary principal payments received on our mortgage back securities.

LIABILITIES: Deposits increased $457,000 to $151.1 million at March 31, 2012 from $150.7 million at December 31, 2011. During this time period, we experienced an increase of $2.9 million in our savings, money market and checking accounts, which was largely offset by a decrease of $2.4 million in our certificates of deposit. FHLB advances decreased $1.8 million, or 5.1%, from $34.5 million at December 31, 2011 to $32.7 million at March 31, 2012 as proceeds from loan payments and payoffs, as well as cash on hand, were used to pay off maturing advances.

EQUITY: Stockholders’ equity was $25.1 million at March 31, 2012 compared to $24.6 million at December 31, 2011. The increase was due primarily to net earnings for the three-month period of $601,000 partially offset by a decrease of $44,000 in the unrealized gain on available-for-sale investment securities

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

General: Net income increased by $440,00 to $601,000 for the three months ended March 31, 2012 from $161,000 for the same period ended March 31, 2011.

Interest Income: Interest income decreased to $2.4 million for the three months ended March 31, 2012 from $2.6 million for the comparable period in 2011. The average balance of interest earning assets decreased by $1.0 million from $201.9 million for the three months ended March 31, 2011 to $200.9 million for the three months ended March 31, 2012 and the average yield on interest earning assets decreased 37 basis points over that same time period from 5.17% to 4.80%. The yield on our mortgage loan portfolio decreased by 21 basis points to 5.73% from 5.94% for the three month period ended March 31, 2012 from the year-earlier period, while the average balance of that portfolio decreased by $4.0 million to $66.7 million period over period. The average balance of our non-mortgage loan portfolio decreased $13.0 million to $74.9 million for the three months ended March 31, 2012 from the year-earlier period, while the yield on this portfolio increased 17 basis points to 5.81% from 5.64% period over period. The average balance of our investment portfolio increased $17.0 million from the three months ended March 31, 2011 to the same period in 2012 as we purchased investment securities with the proceeds of loan pay-offs and paydowns over the time period. The yield on our investments decreased by 61 basis points period over period as many of our agency securities were called and replaced with securities with lower yields due to market interest rates.

Interest Expense: Interest expense decreased to $464,000 for the three months ended March 31, 2012 from $605,000 for the three months ended March 31, 2011. The decrease was due in part to a $1.9 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 32 basis points period over period. Most notably, the average balance of our certificates of deposit decreased $6.6 million from the three-month period ended March 31, 2011 to the same period in 2012. The cost of these deposits decreased 54 basis points period over period. In addition, our average balance in money market and NOW accounts decreased $2.6 million and the cost of those deposits decreased 24 basis points from the three months ended March 31, 2011 to the same period in 2012. The average balance of our Federal Home Loan Bank advances increased $6.6 million from the three-month period ended March 31, 2011 to the same period in 2012, while the cost of those advances decreased 24 basis points period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Three Months Ended March 31, 2012
	Compared to
	Three Months Ended March 31, 2011
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(226)	$(7)	$(233)
Investment securities	86	(37)	$49
Other investments	(8)	9	$1

Total interest-earning assets	(148)	(35)	(183)

Interest-bearing liabilities:
Savings Deposits	-	-	-
Money Market/NOW accounts	(3)	(24)	(27)
Certificates of Deposit	(37)	(93)	(130)
Deposits	(40)	(117)	(157)
Borrowed funds	37	(21)	16

Total interest-bearing liabilities	(3)	(138)	(141)

Change in net interest income	$(145)	$103	$(42)

Net Interest Income: Net interest income decreased by $42,000, to $1.9 million for the three months ended March 31, 2012 from $2.0 million for the prior year period. For the three months ended March 31, 2012, average interest-earning assets decreased $1.6 million, or 0.5%, to $200.9 million when compared to the same period in 2011. Average interest-bearing liabilities decreased $1.9 million, or 1.1%, to $177.4 million for the quarter ended March 31, 2012 from $179.3 million for the quarter ended March 31, 2011. The yield on average interest-earning assets decreased to 4.80% for the three month period ended March 31, 2012 from 5.17% for the same period ended in 2011. In addition, the cost of average interest-bearing liabilities decreased to 1.05% from 1.37% for the three month periods ended March 31, 2012 and 2011, respectively. Our interest rate spread decreased by 5 basis points to 3.75% while our net interest margin decreased by 8 basis points to 3.87% for the three month period ended March 31, 2012 from 3.95% for same period in 2011.

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

The provision for loan losses for the three-month period ended March 31, 2012 was $376,000, as compared to $67,000 for the prior year period. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. Beginning with the quarter ended March 31, 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we will be using a twelve-quarter rolling average. During the quarter ended March 31, 2011, we moved a large commercial loan out of construction status into our general pool of commercial loans, which allowed us to reduce the amount of general reserves we needed to record. Construction loans carry a higher degree of risk and therefore a higher level of reserve. This resulted in a lower than anticipated provision during the quarter ended March 31, 2011. During the quarter ended March 31, 2012, we added specific reserves of approximately $200,000 on two commercial credit relationships which were reclassified as Troubled Debt Restructurings. In addition, we recorded specific reserves of approximately $200,000 on several residential mortgage loans which had progressed in the foreclosure process during the quarter. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2012
Real estate loans:
Construction	1,065	-	173
One - to four - family	65,906	175	1,966
Commercial Mortgages	53,140	30	435
Home equity lines of credit/ Junior liens	12,485	62	145
Commercial loans	7,191	-	-
Consumer loans	1,359	1	14

Total gross loans	$141,146	$268	$2,733
Less:
Net deferred loan fees	(280)	(1)	(8)
Allowance for loan losses	(1,663)	-	(316)
Total loans, net	$139,203	$267	$2,409

At December 31, 2011
Real estate loans:
Construction	762	-	1,772
One - to four - family	66,101	282	3,114
Commercial Mortgages	53,938	82	1,148
Home equity lines of credit/Junior liens	13,395	-	206
Commercial loans	7,002	-	-
Consumer loans	1,477	2	-

Total gross loans	$142,675	$366	$6,240
Less:
Net deferred loan fees	(273)	(1)	(11)
Allowance for loan losses	(1,518)	-	(261)
Total loans, net	$140,884	$365	$5,968

Non Interest Income: Non-interest income was relatively unchanged for the quarters ended March 31, 2011 and 2012. Due to continued historically low mortgage rates, mortgage banking activities income has remained strong year over year.

Non Interest Expense: Non interest expense increased by $93,000 from $2.2 million for the three months ended March 31, 2011 to $2.3 million for the 2012 period. Most notably, compensation and employee benefits increased by $103,000 period over period as we added a commercial lender and Treasury Management professional and due to the reinstatement of the elective contribution to the Company’s 401(k) plan, for which the Company has begun accruing.

Income Taxes: A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2012, management evaluated the Company’s valuation allowance related to its deferred tax asset. An analysis of the deferred tax asset was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with Generally Accepted Accounting Principles, Management concluded that the utilization of a portion of this asset was “more likely than not.” As of March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the deferred tax asset were: improved core profitability of the Bank in 2010 and 2011; substantial improvement over the past two years in non-performing assets, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years.

The valuation of deferred tax assets is a subjective calculation. Management reviewed several factors in determining the value of deferred tax assets the Company expects to realize over the next three years, including:

•	Despite the Company’s loss for the quarter ended March 31, 2012, we fully expect that trend to reverse for the remaining quarters in 2012.
•	The quarter ended March 31, 2012 included expenses associated with the decline in value of certain of our REO properties that we consider to be “one-time expenses” in 2012.
•	The level of our non-performing assets continues to decrease each quarter, from $10.0 million at March 31, 2011 to $6.7 million at March 31, 2012. We expect that trend to continue, which will have a positive impact on earnings in future quarters.
•	We sold our two largest pieces of REO property at the end of 2011, therefore 2012 earnings will not be burdened with carrying costs on those properties.

A valuation allowance of $2.2 million remains on $3.8 million of the current deferred tax asset at March 31, 2012.

As of March 31, 2012 the Company had a net operating loss carryforward for tax purposes of approximately $10.0 million and related deferred tax asset of $3.4 million. The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will expire in the year 2031.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of March 31, 2012 was $45.7 million, or 39.3% compared to $44.6 million, or 39.9% at December 31, 2011. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of March 31, 2012, the Bank had unused borrowing capacity totaling $16.1 million at the FHLB based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2012, the Company originated $11.7 million in residential mortgage loans, of which $4.0 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $7.2 million in originations during the first three months of 2011 of which $287,000 were retained in portfolio. The Company also originated $3.0 million of commercial loans and $179,000 of consumer loans in the first three months of 2012 compared to $4.5 million of commercial loans and $319,000 of consumer loans for the same period in 2011. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.3% and 44.5%, commercial loans 42.9% and 44.0% and consumer loans 9.8% and 11.5% at March 31, 2012 and March 31, 2011, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2012 deposits funded 69.9% of the Company’s total assets compared to 69.4% at December 31, 2011. Certificates of deposit scheduled to mature in less than one year at March 31, 2012 totaled $40.6 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Future liquidity needs are expected to be satisfied through the use of FHLB borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2012 the Company had $32.7 million in FHLB advances. FHLB borrowings as a percentage of total assets were 15.1% at March 31, 2012 as compared to 15.9% at December 31, 2011. The Company has sufficient available collateral to obtain additional advances of $16.1 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2012 was $25.1 million, or 11.6% of total assets, compared to $24.6 million, or 11.3% of total assets, at December 31, 2011 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at March 31, 2012. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2012:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,266	10.38%	$8,577	4.00%	$10,721	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,931	17.75%	$10,785	8.00%	$13,482	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,266	16.52%	$5,393	4.00%	$8,089	6.00%
Tangible Capital ( to tangible assets)	$22,266	10.38%	$3,216	1.50%	$4,288	2.00%

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

There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At March 31, 2012 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A -	Risk Factors:
Not applicable to smaller reporting companies

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:

(a) Not applicable
(b) Not applicable
(c) Not applicable

Item 3 -	Defaults upon Senior Securities:
Not applicable.

Item 4 -	Mine Safety Disclosures
Not applicable

Item 5 -	Other Information:
Not applicable

Item 6 -	Exhibits

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

Quarter Ended March 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 15, 2012

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2012

