Form 10-Q
period 2012-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2012-08-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________ to_______________________________

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 14, 2012
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$2,626,913	$2,713,701
Overnight deposits with FHLB	45,345	35,797
Total cash and cash equivalents	2,672,258	2,749,498
Securities AFS	52,274,050	53,048,503
Securities HTM	2,395,000	2,435,000
Loans held for sale	276,809	-
Loans receivable, net of allowance for loan losses of $1,773,038 and $1,517,695 as of June 30, 2012 and December 31, 2011, respectively	142,449,328	140,883,591
Foreclosed real estate and other repossessed assets	2,510,699	3,407,939
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,770,823	5,845,881
Accrued interest receivable	1,101,579	1,148,500
Intangible assets	217,608	334,855
Prepaid FDIC premiums	671,139	758,733
Deferred tax asset	1,326,393	387,065
Other assets	2,732,278	2,779,124
Total assets	$217,664,064	$217,044,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$154,433,828	$150,649,073
Advances from borrowers for taxes and insurance	423,141	128,028
Federal Home Loan Bank Advances	32,450,000	34,500,000
REPO Sweep Accounts	3,889,902	5,592,326
Accrued expenses and other liabilities	1,399,310	1,606,569

Total liabilities	192,596,181	192,475,995

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,853,853	23,852,702
Retained earnings	3,310,902	2,980,176
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	(29)	(556)
Accumulated other comprehensive income	835,157	668,472
Total stockholders' equity	25,067,883	24,568,794

Total liabilities and stockholders' equity	$217,664,064	$217,044,789

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,011,490	$2,317,197	$4,051,698	$4,590,517
Interest and dividends on investments
Taxable	137,028	134,402	287,208	229,217
Tax-exempt	38,730	40,011	77,803	80,339
Interest on mortgage-backed securities	164,556	199,702	343,844	383,068
Total interest income	2,351,804	2,691,312	4,760,553	5,283,141

Interest expense:
Interest on deposits	263,634	407,875	544,177	845,128
Interest on borrowings	163,655	172,681	347,289	340,755
Total interest expense	427,289	580,556	891,466	1,185,883

Net interest income	1,924,515	2,110,756	3,869,087	4,097,258
Provision for loan losses	578,315	(19,238)	954,583	48,120
Net interest income after provision for loan losses	1,346,200	2,129,994	2,914,504	4,049,138

Non-interest income:
Service charges and other fees	187,539	181,228	357,493	345,719
Mortgage banking activities	214,086	182,463	434,645	418,446
Net loss on sale of premises and equipment, real estate owned and other repossessed assets	(68,015)	(37,756)	(70,104)	(46,431)
Other	57,043	67,048	115,442	124,601
Total non-interest income	390,653	392,983	837,476	842,335

Non-interest expense:
Compensation and employee benefits	1,176,584	1,159,252	2,448,542	2,328,188
FDIC Insurance Premiums	46,645	51,170	94,125	122,387
Advertising	49,370	33,817	82,485	56,838
Occupancy	237,332	267,652	479,248	537,694
Amortization of intangible assets	44,134	73,113	117,247	146,225
Service bureau charges	76,867	79,292	155,654	155,498
Professional services	113,109	133,570	207,844	221,147
Other	398,758	462,389	858,306	900,072
Total non-interest expense	2,142,799	2,260,254	4,443,451	4,468,049

Income (loss) before income tax expense or benefit	(405,946)	262,723	(691,471)	423,424
Income tax benefit	(135,997)	-	(1,022,197)	-

Net (loss) income	$(269,949)	$262,723	330,726	423,424

Other comprehensive income (loss):
Net (loss) income	$(269,949)	$262,723	$330,726	$423,424
Change in unrealized gain on available-for-sale securities, net of tax	211,032	59,183	166,685	339,728

Comprehensive income (loss)	$(58,917)	$321,906	$497,411	$763,152

Per share data:
Net (loss) income per share
Basic	$(0.09)	$0.09	$0.11	$0.15
Diluted	$(0.09)	$0.09	$0.11	$0.15

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049	2,884,049	2,884,049
Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2011	$31,918	$(2,963,918)	$23,852,702	$(556)	$2,980,176	$668,472	$24,568,794

Cash paid in lieu of fractional shares	-	-	(20)	-	-	-	(20)

Stock Options/MRP shares expensed	-	-	1,172	527	-	-	1,699

Stock Options/MRP shares forteited	-	-	-	-	-	-	-

Net income for the period	-	-	-	-	330,726	-	330,726

Change in unrealized gain on available-for-sale securities (net of tax of $85,868)	-	-	-	-	-	166,685	166,685

Balance at June 30, 2012	$31,918	$(2,963,918)	$23,853,853	$(29)	$3,310,902	$835,157	$25,067,883

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$330,726	$423,424
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	276,051	360,115
Provision for loan loss	954,583	48,120
Amortization and accretion on securities	233,277	133,688
Stock-based compensation	1,699	67,015
Gain on sale of loans held for sale	(174,890)	(162,421)
Originations of loans held for sale	(12,761,655)	(11,516,189)
Proceeds from sale of loans held for sale	12,659,736	11,127,997
Loss (gain) on sale of fixed assets	723	(990)
Loss (gain) on sale of real estate owned and other repossessed assets	69,382	(46,688)
Net change in:
Accrued interest receivable	46,921	72,373
Other assets	(39,022)	(98,815)
Prepaid FDIC insurance premiums	87,594	114,253
Deferred income tax (benefit) expense	(939,328)	187,443
Accrued expenses and other liabilities	(207,281)	(198,539)
Net cash provided by operating activities	538,516	510,786

Cash Flows from Investing Activities:
Net (increase) decrease in loans (loans originated, net of principal payments)	(3,405,122)	9,795,262
Proceeds from maturity and sale of available-for-sale securities	9,024,991	3,374,182
Proceeds from sale of property and equipment	400	1,480
Purchase of securities	(8,191,262)	(15,328,604)
Purchase of premises and equipment	(84,869)	(112,494)
Proceeds from sale of real estate owned and other repossed assets	1,712,662	714,256
Proceeds from sale of Federal Home Loan Bank Stock	-	509,300
Net cash used for investing activities	(943,200)	(1,046,618)

Cash Flows from Financing Activities:
Net increase in deposits	3,784,755	644,590
Net decrease in Repo Sweep accounts	(1,702,424)	(1,325,131)
Net increase in advances from borrowers	295,113	240,185
Advances from Federal Home Loan Bank and notes payable	26,350,000	7,350,000
Repayments of Federal Home Loan Bank advances and notes payable	(28,400,000)	(4,350,000)
Net cash provided by financing activities	327,444	2,559,644

Net (decrease) increase in cash and cash equivalents	(77,240)	2,023,812
Cash and cash equivalents at beginning of period	2,749,498	1,962,657
Cash and cash equivalents at end of period	$2,672,258	$3,986,469

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$919,561	$1,203,998
Income taxes	-	-
Transfers of loans to foreclosed real estate and repossessed assets	884,803	2,474,642

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$14,219	$87	$(3)	$14,309
Municipal obligations	7,834	448	(2)	8,284
Corporate bonds & other obligations	1,159	-	-	1,159
Mortgage-backed securities	27,784	772	(35)	28,521
Equity securities	3	-	(2)	1

Total	$50,999	$1,307	$(42)	$52,274

Securities Held to Maturity
Municipal obligations	$2,395	$230	$-	$2,625

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$14,756	$108	$(1)	$14,863
Municipal obligations	6,927	361	(12)	7,276
Corporate bonds & other obligations	-	-	-	-
Mortgage-backed securities	30,350	603	(44)	30,909
Equity securities	3	-	(2)	1

Total	$52,036	$1,072	$(59)	$53,049

Securities Held to Maturity
Municipal obligations	$2,435	$230	$-	$2,665

The amortized cost and estimated market value of securities at June 30, 2012, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2012
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$3,293	$3,319
Due after one year through five years	17,616	17,950
Due in five year through ten years	1,964	2,048
Due after ten years	339	435

Subtotal	23,212	23,752

Equity securities	3	1
Mortgage-backed securities	27,784	28,521

Total	$50,999	$52,274

Held To Maturity:
Due in one year or less	$90	$92
Due after one year through five years	430	463
Due in five year through ten years	660	728
Due after ten years	1,215	1,342

Total	$2,395	$2,625

At June 30, 2012 and December 31, 2011, securities with a carrying value and fair value of $43,326,000 and $31,085,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

For the six months ended June 30, 2012 and 2011 there were no sales of securities from the investment portfolio.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$1,997	$(3)	$-	$-
Municipal obligations	1,001	(2)	-	-
Mortgage-backed securities	673	(7)	1,247	(28)
Equity securities	-	-	1	(2)

Total	$3,671	$(12)	$1,248	$(30)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$1,999	$(1)	$-	$-
Municipal obligations	-	-	-	-
Mortgage-backed securities	646	(12)	1,458	(17)
Equity securities	8,137	(27)	1	(2)

Total	$10,782	$(40)	$1,459	$(19)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2012	2011
	(in thousands)
Real estate loans:
Residential mortgage	$67,362	$66,599
Commercial loans:
Secured by real estate	55,106	54,202
Other	8,618	7,002
Total commercial loans	63,724	61,204

Consumer loans:
Secured by real estate	12,169	13,395
Other	1,272	1,477

Total consumer loans	13,441	14,872
Total gross loans	$144,527	$142,675
Less:
Net deferred loan fees	(305)	(273)
Allowance for loan losses	(1,773)	(1,518)

Total loans, net	$142,449	$140,884

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011:

Contractual Aging of Recorded Balance in Past Due Loans by Class of Loan
As of June 30, 2012
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$-	$173	$-
Commercial Real Estate - other	2,811	35	363	3,209	51,724	54,933	-
Commercial - non real estate	-	-	19	19	8,599	8,618	19

Consumer:
Consumer - Real Estate	107	4	115	226	11,943	12,169	-
Consumer - Other	1	29	9	39	1,233	1,272	8

Residential:
Residential	2,369	994	1,219	4,582	62,780	67,362	90
Total	$5,288	$1,062	$1,898	$8,248	$136,279	$144,527	$117

As of December 31, 2011
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$91	$264	$-
Commercial Real Estate - other	3,808	339	245	4,392	49,546	53,938	-
Commercial - non real estate	46	29	-	75	6,927	7,002	-

Consumer:
Consumer - Real Estate	394	34	128	556	12,839	13,395	-
Consumer - Other	5	25	-	30	1,447	1,477	-

Residential:
Residential	3,055	1,501	1,969	6,525	60,074	66,599	238
Total	$7,308	$1,928	$2,515	$11,751	$130,924	$142,675	$238

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$-
3	-	11,918	2,042
4	-	30,479	6,241
5	-	3,699	-
6	173	8,837	335
7	-	-	-
8	-	-	-
Total	$173	$54,933	$8,618

As of December 31, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$-	$-	$7
3	-	10,911	2,178
4	91	31,926	4,512
5	-	1,078	-
6	173	10,023	305
7	-	-	-
8	-	-	-
Total	$264	$53,938	$7,002

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of June 30, 2012 and December 31, 2011:

As of June 30, 2012		As of December 31, 2011

	Residential		Residential

Grade		Grade

Pass	$65,566	Pass	$63,941
Special Mention	-	Special Mention	-
Substandard	1,796	Substandard	2,658
Total	$67,362	Total	$66,599

As of June 30, 2012

	Consumer -
	Real Estate	Consumer - Other

Performing	$12,038	$1,252
Nonperforming	131	20
Total	$12,169	$1,272

As of December 31, 2011

	Consumer -
	Real Estate	Consumer - Other

Performing	$13,248	$1,473
Nonperforming	147	4
Total	$13,395	$1,477

The following table presents the recorded investment in non-accrual loans by class as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011

Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	571	356
Commercial	-	-

Consumer:
Consumer - real estate	130	152
Consumer - other	12	-

Residential:
Residential	1,706	2,420

Total	$2,592	$3,101

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

The Bank has classified approximately $2,968,000 of its impaired loans as troubled debt restructurings as of June 30, 2012. The following table shows troubled debt restructurings for the three and six months ended June 30, 2012:

For the Three Months Ended

June 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment

Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-
Commercial Real Estate - Other	-	-	-
Commercial - non real estate	1	35	34
Residential	-	-	-

For the Six Months Ended

June 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment

Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-
Commercial Real Estate - Other	-	-	-
Commercial - non real estate	3	1,663	1,655
Residential	-	-	-

The following table represents troubled debt restructurings that have subsequently defaulted for both the three and six month period ended June 30, 2012:

Number of
	Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Commercial Real Estate - Construction	-	$-
Commercial Real Estate - Other	1	63
Commercial - non real estate	-	-
Residential	-	-

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of June 30, 2012				2012		2012
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	883	756	-	758	11	751	26
Consumer - Real Estate	133	130	-	134	-	135	-
Consumer - Other	13	12	-	15	-	15	-
Residential	2,228	1,706	-	1,848	-	1,861	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	2,267	2,058	229	2,065	20	2,072	48
Consumer - Real Estate	-	-	-	-	-	-	-
Consumer - Other	-	-	-	-	-	-	-
Residential	-	-	-	-	-	-	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$3,150	$2,814	$229	$2,823	$31	$2,823	$74
Consumer - Real Estate	$133	$130	$-	$134	$-	$135	$-
Consumer - Other	$13	$12	$-	$15	$-	$15	$-
Residential	$2,228	$1,706	$-	$1,848	$-	$1,861	$-

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of December 31, 2011				2011		2011
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	-	-	-	-
Commercial Real Estate - Other	626	626	-	269	-	60	-
Consumer - Real Estate	171	152	-	65	-	70	-
Consumer - Other	0	0	-	12	-	7	-
Residential	2,017	1,640	-	1,865	-	2,460	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	1,870	-	290	-
Commercial Real Estate - Other	1,337	1,128	85	1,026	10	1,239	21
Consumer - Real Estate	-	-	-	104	-	108	-
Consumer - Other	-	-	-	-	-	-	-
Residential	813	780	199	975	-	494	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$1,870	$-	$290	$-
Commercial Real Estate - Other	$1,963	$1,754	$85	$1,295	$-	$1,299	$-
Consumer - Real Estate	$171	$152	$-	$169	$-	$178	$-
Consumer - Other	$-	$-	$-	$12	$-	$7	$-
Residential	$2,830	$2,420	$199	$2,840	$-	$2,954	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and six months ended June 30, 2012 and June 30, 2011, respectively:

For the Three Months Ended June 30, 2012

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$-	$515	$41	$126	$42	$939	$-	$1,663
Charge-offs	-	(72)	-	(19)	(1)	(391)	-	$(483)
Recoveries	-	3	-	3	4	5	-	$15
Provision	-	324	(1)	30	(30)	255	-	$578
Ending Balance	$0	$770	$40	$140	$15	$808	$0	$1,773

For the Six Months Ended June 30, 2012

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(127)	-	(37)	(9)	(557)	-	$(730)
Recoveries	-	8	-	8	4	10	-	$30
Provision	(10)	496	(13)	23	(26)	485	-	$955
Ending Balance	$0	$770	$40	$140	$15	$808	$0	$1,773

Loan Balances Individually Evaluated for Impairment
As of June 30, 2012

Ending balance: individually
evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$229

Ending balance: loans collectively
evaluated for impairment	$-	$541	$40	$140	$15	$808	$-	$1,544

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$173	$54,933	$8,618	$12,169	$1,272	$67,362	$-	$144,527

Ending balance: individually
evaluated for impairment	$173	$2,814	$-	$130	$12	$1,706	$-	$4,835

Ending balance: loans collectively
evaluated for impairment	$-	$52,119	$8,618	$12,039	$1,260	$65,656	$-	$139,692

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended June 30, 2011

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$318	$1,277	$193	$228	$29	$587	$-	$2,632
Charge-offs	(94)	(41)	-	(38)	(15)	(245)	-	$(433)
Recoveries	-	1	-	6	2	2	-	$11
Provision	(60)	(175)	(41)	22	6	229	-	$(19)
Ending Balance	$164	$1,062	$152	$218	$22	$573	$-	$2,191

For the Six Months Ended June 30, 2011

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	(94)	(119)	(6)	(83)	(18)	(404)	-	$(724)
Recoveries	-	3	-	23	7	3	-	$36
Provision	(277)	(103)	(34)	50	(26)	438	-	$48
Ending Balance	$164	$1,062	$152	$218	$22	$573	$-	$2,191

Loan Balances Individually Evaluated for Impairment
As of June 30, 2011

Ending balance: individually
evaluated for impairment	$150	$245	$-	$20	$-	$129	$-	$544

Ending balance: loans collectively
evaluated for impairment	$14	$817	$152	$198	$22	$444	$-	$1,647

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$360	$57,105	$8,208	$15,056	$1,474	$65,060	$-	$147,263

Ending balance: individually
evaluated for impairment	$290	$1,296	$-	$176	$6	$2,945	$-	$4,713

Ending balance: loans collectively
evaluated for impairment	$70	$55,809	$8,208	$14,880	$1,468	$62,115	$-	$142,550

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Note 5—DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

Note 6—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10 “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by the shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and six months ended June 30, 2012 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2012 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2012	182,682	$9.47	4.3	$-

Granted	-	N/A

Exercised	-	N/A

Forfeited or expired	(5,542)	$7.44

Oustanding at June 30, 2012	177,140	$9.53	3.9	$-

Options Exercisable at June 30, 2012	176,900	$9.54	3.9	$-

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.50 on June 30, 2012 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the stock.

As of June 30, 2012 there was less than $1,000 in unrecognized compensation cost related to nonvested options under the Plans. The total fair value of options vested during the six months ended June 30, 2012 was $3,370.

A summary of the status of the Company’s nonvested options as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	1,240	$2.19

Granted	-	N/A

Vested	(1,000)	$2.26

Forfeited	-	N/A

Nonvested at June 30, 2012	240	$1.92

Restricted Stock Awards - As of June 30, 2012 there was less than $1,000 in unrecognized compensation cost related to nonvested restricted stock awards under the Plans.

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

At June 30, 2012, the Company had outstanding commitments to originate loans of $35.7 million. These commitments included the following:

As of
June 30, 2012

Commitments to grant loans	$22,745
Unfunded commitments under lines of credit	12,509
Commercial and standby letters of credit	404

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$14,309	$-	$14,309
Municipal notes	-	8,284	-	8,284
Corporate bonds & other obligations		1,159		1,159
Mortgage-backed securities	-	28,521	-	28,521
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$52,274	$-	$52,274

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$14,863	$-	$14,863
Municipal notes	-	7,276	-	7,276
Mortgage-backed securities	-	30,909	-	30,909
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$53,049	$-	$53,049

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2011 to June 30, 2012. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2012 and December 31, 2011, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2012

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans accounted for under ASC 310-10	$2,992	-	-	$2,992

Other real estate owned -residential mortgages	$923	-	-	$923

Other Real estate owned - commercial	$466	-	-	$466

Other Repossessed Assets	$1,122			$1,122

Total assets at fair value on a non-recurring basis				$5,503

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans accounted for under FASB ASC 310-10	$1,927	-	-	$1,927

Other real estate owned -residential mortgages	$1,087	-	-	$1,086

Other Real estate owned - commercial	$1,015	-	-	$1,015

Other repossessed assets	$1,307			$1,307

Total assets at fair value on a non-recurring basis				$5,335

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,672	$2,672	$-	$-	$2,672
Securities available for sale	52,274	-	52,274	-	52,274
Securities held to maturity	2,395	-	2,625	-	2,625
Loans and loans held for sale - Net	142,726	-	-	147,945	147,945
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	1,102	-	1,102	-	1,102

Financial liabilities:
Customer deposits	154,434	-	155,522	-	155,522
Federal Home Loan Bank advances	32,450	-	32,574	-	32,574
REPO sweep accounts	3,890	-	3,890	-	3,890
Accrued interest payable	120	-	120	-	120

December 31, 2011	Carrying Value	Total Estimated Fair Value

Financial assets:
Cash and cash equivalents	$2,749	$2,749
Securities available for sale	53,049	53,049
Securities held to maturity	2,435	2,665
Loans and loans held for sale - Net	140,884	146,018
Federal Home Loan Bank stock	3,266	3,266
Accrued interest receivable	1,149	1,149

Financial liabilities:
Customer deposits	150,649	151,693
Federal Home Loan Bank advances	34,500	34,827
REPO sweep accounts	5,592	5,592
Accrued interest payable	148	148

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS.

ASC Topic 220: Comprehensive Income: Presentation of Comprehensive Income. On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05. This ASU is intended to increase the prominence of other comprehensive income in financial statements. The new guidance does not change whether items are reported in net income or in other comprehensive income or whether and when items of other comprehensive income are reclassified to net income. ASU 2011-05 eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance in the ASU requires that an entity report comprehensive income in either a single continuous statement that presents the components of net income or a separate but consecutive statement. The new guidance is to be applied retrospectively and early adoption is permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement as of the interim period ended June 30, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2012 and December 31, 2011, and the results of operations for the three- and six-month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended June 30, 2012, the Company reported a net loss of $270,000, or $0.09 per basic and diluted share, compared to net income of $263,000, or $0.09 per basic and diluted share, for the year earlier period, a decrease of $533,000. Net income was $331,000, or $0.11 per basic and diluted share, for the six months ended June 30, 2012 as compared to $423,000, or $0.15 per share, for the same period ended June 30, 2011.

Total assets increased by $619,000, or 0.3%, from $217.0 million as of December 31, 2011 to $217.7 million as of June 30, 2012. Cash and cash equivalents decreased by $77,000 and investment securities available for sale decreased by $774,000 while net loans receivable increased $1.6 million during this time period. Total deposits increased $3.8 million from December 31, 2011 to June 30, 2012, Federal Home Loan Bank advances decreased by $2.1 million, while REPO sweep accounts decreased by $1.7 million, and equity increased by $672,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2012, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2011 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS: Total assets increased $619,000, or 0.3%, to $217.7 million at June 30, 2012 from $217.0 million at December 31, 2011. Investment securities available for sale decreased $774,000, or 1.5%, from December 31, 2011 to June 30, 2012. Net loans receivable increased $1.6 million, or 1.1% to $142.4 million at June 30, 2011 from $140.9 million at December 31, 2011. The increase in net loans was attributable primarily to placing in our portfolio certain high-quality 10- and 15-year fixed rate residential mortgages as opposed to selling them in the secondary market.

LIABILITIES: Deposits increased by $3.8 million to $154.4 million at June 30, 2012 from $150.6 million at December 31, 2011. However, the composition of our deposits changed during the six-month period. We experienced increases of $1.1 million in statement savings accounts, $4.9 million in non-interest bearing demand deposit accounts and $261,000 in NOW demand deposit accounts during the six-month period. Partially offsetting these increases were decreases of $1.8 million in our traditional certificates of deposit and $1.4 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) as, in general, we were not the market leader in rates on these products during this time period. Total FHLB advances decreased $2.1 million to $32.5 million at June 30, 2012 from $34.5 million at December 31, 2011 as we paid off advances with deposits.

EQUITY: Stockholders’ equity increased by $499,000 to $25.1 million at June 30, 2012 from $24.6 million at December 31, 2011. The increase was due primarily to net income for the six-month period of $331,000 and an increase of $167,000 in the unrealized gain on available-for-sale securities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

General: Net income decreased by $533,000 to a loss of $270,000 for the three months ended June 30, 2012 from income of $263,000 for the same period ended June 30, 2011.

Interest Income: Interest income decreased to $2.4 million for the three months ended June 30, 2012 from $2.7 million for the year earlier period, due mainly to a decrease of 66 basis points in the average yield on interest-earning assets period over period.

Interest Expense: Interest expense decreased to $427,000 for the three months ended June 30, 2012 from $581,000 for the three months ended June 30, 2011. The decrease in interest expense for the three-month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased from 1.76% for the three months ended June 30, 2011 to 1.27% for the three months ended June 30, 2012 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 35 basis points from 2.25% for the three months ended June 30, 2011 to 1.90% for the three months ended June 30, 2012 due to decreases in market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2012
	Compared to
	Quarter ended June 30, 2011
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(120)	$(185)	$(305)
Investment securities	308	(341)	$(33)
Other investments	(14)	13	$(1)
Total interest-earning assets	174	(513)	(339)

Interest-bearing liabilities:
Money Market/NOW accounts	(2)	(18)	(20)
Certificates of Deposit	(37)	(87)	(124)
Deposits	(39)	(105)	(144)
Borrowed funds	22	(31)	(9)
Total interest-bearing liabilities	(17)	(136)	(153)

Change in net interest income.	$191	$(377)	$(186)

Net Interest Income: Net interest income decreased to $1.9 million for the three-month period ended June 30, 2012 from $2.1 million for the same period in 2011. For the three months ended June 30, 2012, average interest-earning assets decreased $151,000, or 0.1% when compared to the same period in 2011. Average interest-bearing liabilities decreased $4.2 million, or 2.4%, to $174.7 million for the quarter ended June 30, 2012 from $178.9 million for the quarter ended June 30, 2011. The yield on average interest-earning assets decreased to 4.68% for the three-month period ended June 30, 2012 from 5.34% for the same period ended in 2011, and the cost of average interest-bearing liabilities decreased to 0.98% from 1.30% for the three-month periods ended June 30, 2012 and 2011, respectively. The net interest margin decreased to 3.82% for the three-month period ended June 30, 2012 from 4.19% for same period in 2011.

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

The provision for loan losses for the three-month period ended June 30, 2012 was $578,000 as compared to income of $19,000 for the prior year period. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. In 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we will be using a twelve-quarter rolling average. During the quarter ended June 30, 2012, we charged off $386,000 in mortgage loans as compared to only $242,000 during the quarter ended June 30, 2011 due in large part to continued declines in residential real estate values in our markets. The direct effect of the increase in charge-offs quarter over quarter combined with the impact the increased charge-offs had on the general reserve factor applied to the entire pool of mortgage loans for the quarter ended June 30, 2012, was a main cause of the increase in provision period over period. In addition, during the quarter ended June 30, 2012, we added $95,000 in specific reserves on two impaired commercial credits and also increased our general reserve pool for special mention and substandard commercial credits by approximately $250,000. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non Interest Income: Non interest income decreased slightly to $391,000 for the three months ended June 30, 2012 from $393,000 for the three months ended June 30, 2011. In 2012 we experienced an increase in mortgage banking activities, resulting in a $32,000 increase in income period over period. The increase in mortgage banking activities income was offset by an increase in losses on sale of real estate owned and other repossessed assets of $30,000 for the three months ended June 30, 2012 as compared to the prior-year period due to a continued decline in real estate values in our markets.

Non Interest Expense: Non interest expense decreased from $2.3 million for the three months ended June 30, 2011 to $2.1 million for the three months ended June 30, 2012. Most notably, other expenses, consisting primarily of expenses related to problem credits, decreased $64,000 period over period as asset quality has improved. In addition, our amortization of intangible assets decreased by $29,000 period over period as core deposits intangible for certain branches were fully amortized during the three month period ended June 30, 2012, and our occupancy expenses decreased by $30,000 due primarily to furniture, fixtures and equipment which became fully depreciated in 2011. Partially offsetting these positive factors period over period was compensation and benefits expense which was higher in 2012 than in 2011 due to the addition of a commercial lender and Treasury Management professional in 2012. In addition we spent $16,000 more in advertising during the three-month period ended June 30, 2012 as a result of a concerted effort to increase awareness of our status as a community bank and to promote certain loan products.

Income Taxes: The Company had a federal income tax benefit of $135,000 for the three months ended June 30, 2012 due to the pre-tax net loss for the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

General: Net income decreased by $93,000 to $331,000 for the six months ended June 30, 2012 from $423,000 for the same period ended June 30, 2011.

Interest Income: Interest income decreased by $523,000 to $4.8 million for the six-month period ended June 30, 2012 from $5.3 million for the same period in 2011. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $573,000 to $201.3 million for the six-month period ended June 30, 2012 from $201.9 million for the six-month period ended June 30, 2011. In addition, we experienced a decrease in the yield on our interest earning assets of 52 basis points period over period due mainly to lower market interest rates period over period.

Interest Expense: Interest expense for the six months ended June 30, 2012 decreased to $891,000 from $1.2 million for the six months ended June 30, 2011. The decrease in interest expense for the six-month period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased 52 basis points from 1.82% for the six months ended June 30, 2011 to 1.30% for the six months ended June 30, 2012, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 29 basis points from 2.27% for the six months ended June 30, 2011 to 1.98% for the six months ended June 30, 2012 due primarily to lower market interest rates period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2012
	Compared to
	Six Months ended June 30, 2011
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(355)	$(184)	$(539)
Investment securities	50	(34)	16
Other investments	(22)	22	-
Total interest-earning assets	(327)	(196)	(523)

Interest-bearing liabilities:
Money Market/NOW accounts	(4)	(43)	(47)
Certificates of Deposit	(75)	(179)	(254)
Deposits	(79)	(222)	(301)
Borrowed funds	58	(52)	6
Total interest-bearing liabilities	(21)	(274)	(295)

Change in net interest income	$(306)	$78	$(228)

Net Interest Income: Net interest income decreased by $228,000 for the six-month period ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, average interest-earning assets decreased $573,000, or 0.2%, when compared to the same period in 2011. Average interest-bearing liabilities decreased $3.1 million, or 1.72%, to $176.1 million for the six-month period ended June 30, 2012 from $179.1 million for the six-month period ended June 30, 2011. The yield on average interest-earning assets decreased to 4.74% for the six month period ended June 30, 2012 from 5.26% for the same period ended in 2011 while the cost of average interest-bearing liabilities decreased to 1.02% from 1.34% for the six-month periods ended June 30, 2012 and 2011, respectively. The net interest margin decreased to 3.86% for the six month period ended June 30, 2012 from 4.08% for same period in 2011.

Delinquent Loans and Nonperforming Assets. Nonperforming assets decreased by $379,000 from December 31, 2011 to June 30, 2012 due in large part to commercial real estate being reclassified as real estate owned during the six month period ended June 30, 2012.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Total non-accrual loans	$2,592	$3,101

Accrual loans delinquent 90 days or more:
One- to four-family residential	90	238
Other real estate loans	0	0
Construction	0	0
Purchased Out-of-State	0	0
Commerical	19	0
Consumer & other	8	-
Total accrual loans delinquent 90 days or more	$117	$238

Total nonperforming loans (1)	2,709	3,339
Total real estate owned-residential mortgages (2)	923	1,087
Total real estate owned-Commercial (2)	466	1,015
Total real estate owned-Consumer & other repossessed assets (2)	1,122	1,306
Total nonperforming assets	$5,220	$6,747

Total nonperforming loans to loans receivable	1.88%	2.35%
Total nonperforming assets to total assets	2.40%	3.11%

(1)   All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2)   Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: For the six-month period ended June 30, 2012, the provision for loan losses was $955,000 as compared to $48,000 for the same period ended June 30, 2011. As discussed above in the discussion for the three-month period ended June 30, 2012, our provision for loan losses is based on a ten-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the six-month period ended June 30, 2012, we added specific reserves of approximately $295,000 on four commercial credit relationships, two of which were reclassified as Troubled Debt Restructurings, increased the general reserve factor applied to the entire portfolio of residential mortgages as a result of increased charge-off history in 2012, and increased our general reserve pool for special mention and substandard commercial credits by approximately $250,000 based on the inherent increased risk in those credits. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The ratio of nonperforming loans to total loans was 1.88% and 2.35% at June 30, 2012 and December 31, 2011, respectively. As a percent of total assets, nonperforming loans decreased to 2.40% at June 30, 2012 from 3.11% at December 31, 2011.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At June 30, 2012
Real estate loans:
Construction	$705	$-	$173
One - to four - family	66,830	90	1,706
Commercial Mortgages	54,933	-	571
Home equity lines of credit/ Junior liens	12,169	-	130
Commercial loans	8,618	19	-
Consumer loans	1,272	8	12

Total gross loans	144,527	117	2,592
Less:
Net deferred loan fees	(305)	(1)	(3)
Allowance for loan losses	(1,773)	-	-
Total loans, net	$142,449	$116	$2,589

At December 31, 2011
Real estate loans:
Construction	$762	$-	$173
One - to four - family	66,101	282	2,420
Commercial Mortgages	53,938	82	356
Home equity lines of credit/Junior liens	13,395	-	148
Commercial loans	7,002	-	-
Consumer loans	1,477	2	4

Total gross loans	142,675	366	3,101
Less:
Net deferred loan fees	(273)	(1)	(7)
Allowance for loan losses	(1,518)	-	(261)
Total loans, net	$140,884	$365	$2,833

Non Interest Income: Non interest income decreased from $842,000 for the six months ended June 30, 2011 to $837,000 for the six months ended June 30, 2012, mainly due to an increase on loss on sale of real estate owned and other repossessed assets of $24,000 due to continued decline in real estate values in our markets, partially offset by increases in mortgage banking activities income of $16,000 and service charge income of $11,000, period over period.

Non Interest Expense. Non interest expense decreased from $4.5 million for the six months ended June 30, 2011 to $4.4 million for the six months ended June 30, 2012. The decrease was primarily due to decreases of $58,000 in occupancy expenses, $28,000 in our FDIC premiums due in part to an improvement in our risk profile, and $93,000 in other expenses associated with reduced costs associated with real estate owned and other repossessed assets, these decreased were offset by an increase in compensation and employee benefits of $120,000 during the six-month period ended June 30, 2012, as we added a commercial lender and Treasury Management professional.

Income Taxes: A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2012, management evaluated the Company’s valuation allowance related to its deferred tax asset. An analysis of the deferred tax asset was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with the generally accepted accounting principles, Management concluded that the utilization of this asset was “more likely than not.” At March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the deferred tax asset were: improved core profitability of the Bank in 2010 and 2011; substantial improvement over the past two years in non-performing assets, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years. A valuation allowance of $2.2 million remains on $3.5 million of the current deferred tax asset at June 30, 2012.

The valuation of deferred tax assets is a subjective calculation. Management reviewed several factors in determining the value of deferred tax assets that the Company expects to realize over the next three years, including:

•	Despite the Company’s loss for the six months ended June 30, 2012, we expect that trend to reverse for the remaining quarters in 2012.
•	The six months ended June 30, 2012 included expenses associated with the decline in value of certain of our REO properties that we consider to be “one-time expenses” in 2012.
•	The level of our non-performing assets continues to decrease each quarter, from $8.9 million at June 30, 2011 to $6.7 million at December 31, 2011 to $5.2 million at June 30, 2012. We expect that trend to continue, which will have a positive impact on earnings in future quarters.
•	We sold our two largest pieces of REO property at the end of 2011, therefore 2012 earnings will not be burdened with carrying costs on those properties.

As of June 30, 2012 the Company had a net operating loss carryforward for tax purposes of approximately $10.0 million and related deferred tax asset of $3.4 million. The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will expire in the year 2031.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of June 30, 2012 was $45.6 million, or 37.94% compared to $44.6 million, or 39.9% at December 31, 2011. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2012, the Company originated $20.8 million in residential mortgage loans, of which $8.1 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $12.4 million in originations during the first six months of 2011 of which $837,000 were retained in portfolio. The Company also originated $11.6 million of commercial loans and $1.2 million of consumer loans in the first six months of 2012 compared to $7.5 million of commercial loans and $818,000 of consumer loans for the same period in 2011. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 46.6% and 44.2%, commercial loans 44.1% and 44.6% and consumer loans 9.3% and 11.2% at June 30, 2012 and June 30, 2011, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes. At June 30, 2012 deposits funded 70.9% of the Company’s total assets compared to 69.4% at December 31, 2011. Certificates of deposit scheduled to mature in less than one year at June 30, 2012 totaled $40.8 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2012 the Company had $32.5 million in FHLB advances. FHLB borrowings as a percentage of total assets were 14.9% at June 30, 2012 as compared to 15.9% at December 31, 2011. At June 30, 2012, the Company has sufficient available collateral to obtain additional advances of $28.3 million.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2012 was $25.2 million, or 11.6% of total assets, compared to $24.6 million, or 11.3% of total assets, at December 31, 2011 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with federal regulations. The Bank was considered “well capitalized” under all capital requirements set forth by the OCC as of June 30, 2012. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2012:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$21,587	9.99%	$8,682	4.00%	$10,853	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,342	16.63%	$11,144	8.00%	$13,930	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$21,587	15.38%	$5,572	4.00%	$8,358	6.00%
Tangible Capital ( to tangible assets)	$21,587	9.99%	$3,256	1.50%	$4,341	2.00%

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At June 30, 2012 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A -	Risk Factors:
Not applicable to smaller reporting companies

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3 -	Defaults upon Senior Securities:
Not applicable.

Item 4 -	Mine Safety Disclosures
Not applicable.

Item 5 -	Other Information:
Not applicable

Item 6 -	Exhibits:

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

Quarter Ended June 30, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 14, 2012

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2012

