Form 10-Q
period 2012-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2012-11-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ ..

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 9, 2012
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,249,826	$2,713,701
Overnight deposits with FHLB	35,934	35,797
Total cash and cash equivalents	3,285,760	2,749,498
Securities AFS	52,483,641	53,048,503
Securities HTM	2,395,000	2,435,000
Loans held for sale	1,041,454	-
Loans receivable, net of allowance for loan losses of $1,683,731 and $1,517,695 as of September 30, 2012 and December 31, 2011, respectively	138,373,228	140,883,591
Foreclosed real estate and other repossessed assets	2,287,858	3,407,939
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,730,687	5,845,881
Accrued interest receivable	1,119,332	1,148,500
Intangible assets	187,962	334,855
Prepaid FDIC premiums	627,164	758,733
Deferred tax asset	1,194,873	387,065
Other assets	2,941,641	2,779,124
Total assets	$214,934,700	$217,044,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$158,675,753	$150,649,073
Advances from borrowers for taxes and insurance	210,174	128,028
Federal Home Loan Bank Advances	25,000,000	34,500,000
REPO Sweep Accounts	4,245,047	5,592,326
Accrued expenses and other liabilities	1,511,098	1,606,568

Total liabilities	189,642,072	192,475,995

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,853,891	23,852,702
Retained earnings	3,583,678	2,980,176
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Unearned compensation	-	(556)
Accumulated other comprehensive income	787,059	668,472
Total stockholders' equity	25,292,628	24,568,794

Total liabilities and stockholders' equity	$214,934,700	$217,044,789

See accompanying notes to consolidated financial statements

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,995,749	$2,196,300	$6,047,447	$6,786,817
Interest and dividends on investments
Taxable	136,100	151,190	423,308	380,407
Tax-exempt	38,438	39,735	116,240	120,074
Interest on mortgage-backed securities	142,309	200,442	486,153	583,510
Total interest income	2,312,596	2,587,667	7,073,148	7,870,808

Interest expense:
Interest on deposits	249,442	381,124	793,620	1,226,252
Interest on borrowings	144,584	183,030	491,872	523,785
Total interest expense	394,026	564,154	1,285,492	1,750,037

Net interest income	1,918,570	2,023,513	5,787,656	6,120,771
Provision for loan losses	234,005	(67,079)	1,188,588	(18,959)
Net interest income after provision for loan losses	1,684,565	2,090,592	4,599,068	6,139,730

Non-interest income:
Service charges and other fees	205,592	197,267	563,084	542,986
Mortgage banking activities	441,445	218,671	876,090	637,116
Net loss on sale of premises and equipment	(698)	(544)	(698)	(544)
Net loss on real estate owned and other repossessed assets	(9,993)	(7,937)	(80,098)	(54,368)
Net gain on sale of investment securities	47,017	-	47,017	-
Other	119,519	61,845	234,961	186,447
Total non-interest income	802,882	469,302	1,640,356	1,311,637

Non-interest expense:
Compensation and employee benefits	1,243,598	1,128,911	3,692,139	3,457,099
FDIC Insurance Premiums	47,190	54,061	141,314	176,448
Advertising	29,005	30,924	111,489	87,763
Occupancy	239,900	264,703	719,148	802,398
Amortization of intangible assets	29,646	73,113	146,893	219,338
Service bureau charges	73,495	69,383	229,149	224,881
Professional services	89,559	108,471	297,403	329,619
Other	324,903	595,594	1,183,209	1,495,664
Total non-interest expense	2,077,296	2,325,160	6,520,744	6,793,210

Income (loss) before income tax expense or benefit	410,151	234,734	(281,320)	658,157
Income tax expense (benefit)	137,375	-	(884,822)	-

Net income	$272,776	$234,734	$603,502	$658,157

Other comprehensive income:
Net income	$272,776	$234,734	$603,502	$658,157
Change in unrealized gain on available-for-sale securities, net of tax	(48,099)	283,537	118,587	623,264

Comprehensive income	$224,677	$518,271	$722,089	$1,281,421

Per share data:
Net income per share	$0.09	$0.08	$0.21	$0.23
Basic	$0.09	$0.08	$0.21	$0.23
Diluted

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049	2,884,049	2,884,049
Including dilutive stock options	$-	$-	$-	$-
Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive
	Stock	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 2011	$31,918	$(2,963,918)	$23,852,702	$(556)	$2,980,176	$668,472	$24,568,794

Cash paid in lieu of fractional shares	-	-	(20)	-	-	-	(20)

Stock Options/MRP shares expensed	-	-	1,210	556	-	-	1,766

Net income for the period	-	-	-	-	603,502	-	603,502

Change in unrealized gain on available-for-sale securities (net of tax of $61,090)	-	-	-	-	-	118,587	118,587

Balance at September 30, 2012	$31,918	$(2,963,918)	$23,853,891	$0	$3,583,678	$787,059	$25,292,628

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$603,502	$658,157
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	378,619	525,446
Provision for loan loss	1,188,588	(18,959)
Amortization and accretion on securities	371,770	209,583
Gain on sale of investment securities	(47,017)	-
Stock-based compensation	1,766	67,695
Gain on sale of loans held for sale	(393,692)	(255,770)
Originations of loans held for sale	(26,174,538)	(18,479,727)
Proceeds from sale of loans held for sale	25,526,776	18,118,749
Loss on sale of fixed assets	698	544
Loss on sale of real estate owned and other repossessed assets	80,098	54,368
Net change in:
Accrued interest receivable	29,168	60,267
Other assets	(223,607)	(461,249)
Prepaid FDIC insurance premiums	131,569	164,363
Deferred income tax (benefit) expense	(807,808)	328,808
Accrued expenses and other liabilities	(95,492)	27,381

Net cash provided by operating activities	570,400	999,656

Cash Flows from Investing Activities:
Net decrease in loans (loans originated, net of principal payments)	47,965	12,853,481
Proceeds from maturity and sale of available-for-sale securities	16,906,748	9,390,032
Proceeds from sale of property and equipment	425	1,780
Purchase of securities	(16,446,962)	(23,407,417)
Purchase of premises and equipment	(117,655)	(213,638)
Proceeds from sale of real estate owned and other repossed assets	2,313,794	1,317,766
Proceeds from sale of Federal Home Loan Bank Stock	-	509,300
Net cash provided by investing activities	2,704,315	451,304

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	8,026,680	(2,650,956)
Net (decrease) increase in Repo Sweep accounts	(1,347,279)	3,244,869
Net increase in advances from borrowers	82,146	91,723
Advances from Federal Home Loan Bank and notes payable	32,250,000	8,350,000
Repayments of Federal Home Loan Bank advances and notes payable	(41,750,000)	(4,350,000)
Net cash (used for) provided by financing activities	(2,738,453)	4,685,636

Net increase in cash and cash equivalents	536,262	6,136,596
Cash and cash equivalents at beginning of period	2,749,498	1,962,657
Cash and cash equivalents at end of period	$3,285,760	$8,099,253

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,322,705	$1,783,848
Income taxes	-	-
Transfers of loans to foreclosed real estate and repossessed assets	1,273,811	3,013,142

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$10,700	$76	$-	$10,776
Municipal obligations	7,806	377	(11)	8,172
Corporate bonds & other obligations	1,147	12	-	1,159
Mortgage-backed securities	31,635	783	(42)	32,376
Equity securities	3	-	(2)	1

Total	$51,291	$1,248	$(55)	$52,484

Securities Held to Maturity
Municipal obligations	$2,395	$227	$-	$2,622

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$14,756	$108	$(1)	$14,863
Municipal obligations	6,927	361	(12)	7,276
Mortgage-backed securities	30,350	603	(44)	30,909
Equity securities	3	-	(2)	1

Total	$52,036	$1,072	$(59)	$53,049

Securities Held to Maturity
Municipal obligations	$2,435	$230	$-	$2,665

The amortized cost and estimated market value of securities at September 30, 2012, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2012
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,847	$1,859
Due after one year through five years	15,513	15,798
Due in five year through ten years	1,967	2,030
Due after ten years	326	420

Subtotal	19,653	20,107

Equity securities	3	1
Mortgage-backed securities	31,635	32,376

Total	$51,291	$52,484

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	430	461
Due in five year through ten years	660	726
Due after ten years	1,215	1,344

Total	$2,395	$2,622

At September 30, 2012 and December 31, 2011, securities with a carrying value and fair value of $41,891,000 and $31,085,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2012 and 2011 were $1,553,000 and $0, respectively, resulting in gross gains of $54,000 and $0, respectively and gross losses of $7,000 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	584	(11)	-	-
Mortgage-backed securities	624	(11)	1,160	(31)
Equity securities	-	-	1	(2)

Total	$1,208	$(22)	$1,161	$(33)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2011
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$1,999	$(1)	$-	$-
Municipal obligations	646	(12)	-	-
Mortgage-backed securities	8,137	(27)	1,458	(17)
Equity securities	-	-	1	(2)

Total	$10,782	$(40)	$1,459	$(19)

Held to Maturity:
Municipal notes	$-	$-	$-	$-

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2012	2011
	(in thousands)
Real estate loans:
Residential mortgage	$65,552	$66,599
Commercial loans:
Secured by real estate	53,568	54,202
Other	8,414	7,002
Total commercial loans	61,982	61,204

Consumer loans:
Secured by real estate	11,562	13,395
Other	1,275	1,477

Total consumer loans	12,837	14,872
Total gross loans	$140,371	$142,675
Less:
Net deferred loan fees	(314)	(273)
Allowance for loan losses	(1,684)	(1,518)

Total loans, net	$138,373	$140,884

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

Contractual Aging of Recorded Balance in Past Due Loans by Class of Loan
As of September 30, 2012
							Recorded
							Investment > 90
	30 - 59 Days	60 - 89 Days	Greater than 90	Total		Total Financing	Days and
	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
	( in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$314	$487	$-
Commercial Real Estate - other	1,055	29	425	1,509	51,572	53,081	-
Commercial - non real estate	5	-	-	5	8,409	8,414	-

Consumer:
Consumer - Real Estate	149	9	112	270	11,292	11,562	-
Consumer - Other	5	5	16	26	1,249	1,275	15

Residential:
Residential	2,098	916	1,243	4,257	61,295	65,552	201
Total	$3,312	$959	$1,969	$6,240	$134,131	$140,371	$216

As of December 31, 2011
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	( in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$91	$264	$-
Commercial Real Estate - other	3,808	339	245	4,392	49,546	53,938	-
Commercial - non real estate	46	29	-	75	6,927	7,002	-

Consumer:
Consumer - Real Estate	394	34	128	556	12,839	13,395	-
Consumer - Other	5	25	-	30	1,447	1,477	-

Residential:
Residential	3,055	1,501	1,969	6,525	60,074	66,599	238
Total	$7,308	$1,928	$2,515	$11,751	$130,924	$142,675	$238

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	-	12,070	2,223
4	314	29,987	5,782
5	-	2,736	-
6	173	8,288	409
7	-	-	-
8	-	-	-
Total	$487	$53,081	$8,414

As of December 31, 2011
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$7
3	-	10,911	2,178
4	91	31,926	4,512
5	-	1,078	-
6	173	10,023	305
7	-	-	-
8	-	-	-
Total	$264	$53,938	$7,002

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of September 30, 2012 and December 31, 2011:

As of September 30, 2012		As of December 31, 2011
	(dollars in thousands)
	Residential		Residential

Grade		Grade

Pass	$63,796	Pass	$63,941
Special Mention	-	Special Mention	-
Substandard	1,756	Substandard	2,658
Total	$65,552	Total	$66,599

As of September 30, 2012
	(dollars in thousands)
	Consumer -
	Real Estate	Consumer - Other

Performing	$11,440	$1,259
Nonperforming	122	16
Total	$11,562	$1,275

As of December 31, 2011
	(dollars in thousands)
	Consumer -
	Real Estate	Consumer - Other

Performing	$13,248	$1,473
Nonperforming	147	4
Total	$13,395	$1,477

The following table presents the recorded investment in non-accrual loans by class as of September 30, 2012 and December 31, 2011:

	As of
	September 30, 2012	December 31, 2011
	(dollars in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	975	356
Commercial	-	-

Consumer:
Consumer - real estate	122	152
Consumer - other	1	-

Residential:
Residential	1,556	2,420

Total	$2,827	$3,101

The key features of the Company’s loan modifications are determined on a loan-by-loan basis. Generally, our restructurings have related to interest rate reductions and loan term extensions. In the past the Company has granted reductions in interest rates, payment extensions and short-term payment forbearances as a means to maximize collectability of troubled credits. The Company’s loan modifications are typically short-term in nature, although the Company would consider a long-term modification to ensure the long-term collectability of the credit. At a minimum, a borrower must make at least six consecutive timely payments before the Company would consider a return of a restructured loan to accruing status in accordance with Federal Deposit Insurance Corporation guidelines regarding restoration of credits to accrual status.

The Bank has classified approximately $3.1 million of its impaired loans as troubled debt restructurings as of September 30, 2012, as noted in the table below:

For the Three Months Ended
September 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment
(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-
Commercial Real Estate - Other	-	-	-
Commercial - non real estate	2	1,914	1,454
Residential	-	-	-

For the Nine Months Ended
September 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investment
(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-
Commercial Real Estate - Other	-	-	-
Commercial - non real estate	4	3,542	3,052
Residential	-	-	-

The following table represents troubled debt restructurings that have subsequently defaulted for the nine-month period ended September 30, 2012. There were no such defaults during the three-month period ended September 30, 2012:

Troubled Debt Restructurings	Number of
That Subsequently Defaulted	Contracts	Recorded Investment
(dollars in thousands)

Commercial Real Estate - Construction	-	$-
Commercial Real Estate - Other	1	55
Commercial - non real estate	-	-
Residential	-	-

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

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of September 30, 2012				2012		2012
				Average	Interest	Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	3,446	2,963	-	3,206	35	3,309	107
Consumer - Real Estate	31	26	-	29	-	31	-
Consumer - Other	2	1	-	3	-	4	-
Residential	1,831	1,511	-	1,657	-	1,666	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	2,151	2,148	175	2,167	20	2,175	61
Consumer - Real Estate	96	96	21	96	-	96	-
Consumer - Other	-	-	-	-	-	-	-
Residential	45	45	5	45	-	45	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$5,597	$5,111	$175	$5,373	$55	$5,484	$168
Consumer - Real Estate	$127	$122	$21	$125	$-	$127	$-
Consumer - Other	$2	$1	$-	$3	$-	$4	$-
Residential	$1,876	$1,556	$5	$1,702	$-	$1,711	$-

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of December 31, 2011				2011		2011
				Average	Interest	Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	286	-	286	-
Commercial Real Estate - Other	626	626	-	883	-	470	-
Consumer - Real Estate	171	152	-	83	-	71	-
Consumer - Other	0	0	-	6	-	10	-
Residential	2,017	1,640	-	1,967	-	1,899	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	687	-
Commercial Real Estate - Other	1,337	1,128	85	781	10	939	31
Consumer - Real Estate	-	-	-	10	-	72	-
Consumer - Other	-	-	-	-	-	-	-
Residential	813	780	199	675	-	875	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$286	$-	$973	$-
Commercial Real Estate - Other	$1,963	$1,754	$85	$1,664	$10	$1,409	$31
Consumer - Real Estate	$171	$152	$-	$93	$-	$143	$-
Consumer - Other	$-	$-	$-	$6	$-	$10	$-
Residential	$2,830	$2,420	$199	$2,642	$-	$2,774	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarter and year ended September 30, 2012 and December 31, 2011, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended September 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$-	$770	$40	$140	$15	$808	$-	$1,773
Charge-offs	-	(138)	-	(17)	(20)	(166)	-	$(341)
Recoveries	-	2	-	6	3	7	-	$18
Provision	35	(13)	36	1	36	139	-	$234
Ending Balance	$35	$621	$76	$130	$34	$788	$0	$1,684

For the Nine Months Ended September 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(265)	-	(54)	(29)	(724)	-	$(1,072)
Recoveries	-	10	-	14	8	17	-	$49
Provision	25	483	23	24	9	625	-	$1,189
Ending Balance	$35	$621	$76	$130	$34	$788	$0	$1,684

Loan Balances Individually Evaluated for Impairment
As of September 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Ending balance: individually evaluated for impairment	$-	$175	$-	$-	$21	$5	$-	$201

Ending balance: loans collectively evaluated for impairment	$35	$446	$76	$130	$13	$783	$-	$1,483

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables: Ending Balance	$487	$53,081	$8,414	$11,561	$1,276	$65,552	$-	$140,371

Ending balance: individually evaluated for impairment	$173	$2,573	$-	$174	$1	$1,556	$-	$4,477

Ending balance: loans collectively evaluated for impairment	$314	$50,508	$8,414	$11,387	$1,275	$63,996	$-	$135,894

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended September 30, 2011
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$164	$1,062	$152	$218	$22	$573	$-	$2,191
Charge-offs	-	(210)	-	(63)	(1)	(221)	-	$(495)
Recoveries	-	-	-	4	1	20	-	$25
Provision	(141)	(234)	(68)	35	(3)	344	-	$(67)
Ending Balance	$23	$618	$84	$194	$19	$716	$-	$1,654

For the Nine Months Ended September 30, 2011
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$535	$1,281	$192	$228	$59	$536	$-	$2,831
Charge-offs	(94)	(328)	(6)	(147)	(19)	(625)	-	$(1,219)
Recoveries	-	3	-	27	8	23	-	$61
Provision	(418)	(338)	(102)	86	(29)	782	-	$(19)
Ending Balance	$23	$618	$84	$194	$19	$716	$-	$1,654

Loan Balances Individually Evaluated for Impairment
As of September 30, 2011
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Ending balance: individually evaluated for impairment	$-	$27	$-	$2	$-	$189	$-	$218

Ending balance: loans collectively evaluated for impairment	$23	$591	$84	$192	$19	$527	$-	$1,436

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables: Ending Balance	$261	$54,434	$7,380	$14,147	$1,410	$65,582	$-	$143,214

Ending balance: individually evaluated for impairment	$173	$1,658	$-	$90	$5	$2,625	$-	$4,551

Ending balance: loans collectively evaluated for impairment	$88	$52,777	$7,380	$14,057	$1,405	$62,957	$-	$138,664

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Note 5—DIVIDENDS

We are dependent primarily upon the Bank for earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by the Board of Directors.

Note 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to purchase shares of common stock to its employees and directors for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum to be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These option awards generally vest based on five years of continual service and have ten-year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and nine months ended September 30, 2012 the Company awarded no shares under the 2006 Stock-Based Incentive Plan. Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2012 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2012	182,682	$9.47	4.3	$-

Granted	-	N/A

Exercised	-	N/A

Forfeited or expired	(15,312)	$8.82

Oustanding at September 30, 2012	167,370	$9.48	3.8	$-

Options Exercisable at September 30, 2012	167,370	$9.48	3.8	$-

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $3.96 on September 30, 2012 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the stock.

As of September 30, 2012 there was no unrecognized compensation cost related to nonvested options under the Plans. The total fair value of shares vested during the nine months ended September 30, 2012 was $4,052.

A summary of the status of the Company’s nonvested options as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	1,240	$2.19

Granted	-	N/A

Vested	(1,240)	$2.19

Forfeited	-	N/A

Nonvested at September 30, 2012	-	N/A

Restricted Stock Awards - As of September 30, 2012 there was no unrecognized compensation cost related to nonvested restricted stock awards under the Plans.

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

At September 30, 2012, the Company had outstanding commitments to originate loans of $33.7 million. These commitments include the following:

As of
September 30, 2012
(dollars in thousands)
Commitments to grant loans	$20,090
Unfunded commitments under lines of credit	13,221
Commercial and standby letters of credit	404

Note 8 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$10,776	$-	$10,776
Municipal obligations	-	8,172	-	8,172
Corporate bonds & other obligations		1,159		1,159
Mortgage-backed securities	-	32,376	-	32,376
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$52,484	$-	$52,484

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$14,863	$-	$14,863
Municipal obligations	-	7,276	-	7,276
Mortgage-backed securities	-	30,909	-	30,909
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$53,049	$-	$53,049

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2011 to September 30, 2012. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2012 and December 31, 2011, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$3,380	-	-	$3,380

Other real estate owned -residential mortgages	$823	-	-	$823

Other Real estate owned - commercial	$344	-	-	$344

Other Repossessed Assets	$1,121			$1,121

Total assets at fair value on a non-recurring basis				$5,668

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$1,927	-	-	$1,927

Other real estate owned -residential mortgages	$1,087	-	-	$1,087

Other Real estate owned - commercial	$1,015	-	-	$1,015

Other repossessed assets	$1,307			$1,307

Total assets at fair value on a non-recurring basis				$5,336

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

September 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$3,286	$3,286	$-	$-	$3,286
Securities available for sale	52,484	-	52,484	-	52,484
Securities held to maturity	2,395	-	2,622	-	2,622
Loans and loans held for sale - Net	139,414	-	-	144,718	144,718
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	1,119	-	1,119	-	1,119

Financial liabilities:
Customer deposits	158,676	-	159,727	-	159,727
Federal Home Loan Bank advances	25,000	-	25,314	-	25,314
REPO sweep accounts	4,245	-	4,245	-	4,245
Accrued interest payable	111	-	111	-	111

December 31, 2011	Carrying Value	Total Estimated Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$2,749	$2,749
Securities available for sale	53,049	53,049
Securities held to maturity	2,435	2,665
Loans and loans held for sale - Net	140,884	146,018
Federal Home Loan Bank stock	3,266	3,266
Accrued interest receivable	1,149	1,149

Financial liabilities:
Customer deposits	150,649	151,693
Federal Home Loan Bank advances	34,500	34,827
REPO sweep accounts	5,592	5,592
Accrued interest payable	148	148

Note 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2012 and December 31, 2011, and the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2012, the Company reported net income of $273,000, or $0.09 per share, compared to $235,000 or $0.08 per share, for the year earlier period, an increase in earnings of $38,000. For the nine months ended September 30, 2012, net income was $604,000, or $0.21 per share, compared to $658,000, or $0.23 per share, for the nine months ended September 30, 2011.

Total assets decreased by $2.1 million, or 1.0%, to $214.9 million at September 30, 2012 from $217.0 million at December 31, 2011. Investment securities available-for-sale decreased by $565,000, or 1.1%, from December 31, 2011 to September 30, 2012. Net loans receivable decreased $2.5 million, or 1.8%, during that same time period. Foreclosed real estate and other repossessed assets decreased by $1.1 million from December 31, 2011 to September 30, 2012. Total deposits increased $8.0 million, or 5.3% from December 31, 2011 to September 30, 2012 while REPO sweep accounts decreased by $1.3 million, or 24.1%, and Federal Home Loan Bank advances decreased by $9.5 million or 27.5% from December 31, 2011 to September 30, 2012. Equity increased by $724,000, or 3.0%, to $25.3 million during the nine-month period ended September 30, 2012.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2012, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2011 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, valuation of deferred tax assets and mortgage servicing rights.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS: Total assets decreased $2.1 million, or 1.0%, to $214.9 million at September 30, 2012 from $217.0 million at December 31, 2011. During that nine-month period the following changes occurred: investment securities available for sale decreased $565,000, or 1.1%, to $52.5 million; cash and cash equivalents increased $536,000 or 19.5% to $3.3 million; and net loans receivable decreased $2.5 million, or 1.8%, to $138.4 million. Mortgage loans decreased by $1.0 million despite our efforts to continue to grow this portfolio by retaining in our portfolio certain high-quality 10- and 15-year fixed rate residential mortgages as opposed to selling them in the secondary market. In addition, our consumer loan portfolio, consisting mainly of home equity loans, decreased by $2.0 million and our commercial loans increased by $778,000.

LIABILITIES: Deposits increased $8.0 million, or 5.3%, to $158.7 million at September 30, 2012 from $150.6 million at December 31, 2011. We experienced increases in the following deposit products as we continued our focus on growing core deposits: $2.5 million in money market accounts; $6.8 million in non-interest bearing checking accounts; $1.5 million in savings deposit accounts; and $1.5 million in NOW accounts. Offsetting these increases were decreases in the following: our certificates of deposit decreased by $1.8 million and our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) decreased by $2.5 million during this time period as we lowered interest rates on those products in step with the market. During this same time period, REPO sweep accounts decreased $1.3 million or 24.1% to $4.2 million due primarily to timing of our customers’ cash needs. FHLB advances decreased $9.5 million, or 27.5%, to $25.0 million at September 30, 2012 from $34.5 million at December 31, 2011 due mainly to increases in our deposit base.

EQUITY: Stockholders’ equity increased to $25.3 million at September 30, 2012 from $24.6 million at December 31, 2011, an increase of $724,000. The increase in stockholders’ equity was mainly attributable to net income for the nine-month period of $604,000 and an increase of $119,000 in the unrealized gain on available for sale securities net of tax from $668,000 at December 31, 2011 to $787,000 at September 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

General: Net income increased by $38,000 to $273,000 for the three months ended September 30, 2012 from $235,000 for the same period ended September 30, 2011.

Interest Income: Interest income was $2.3 million for the three months ended September 30, 2012, compared to $2.6 million for the comparable period in 2011. The decrease in interest income was due primarily to two factors: a decrease in the average balance of our interest-earning assets resulting from a decrease in the size of our loan portfolio and a decrease in the yield on interest-earning assets due primarily to lower market interest rates. The average balance of non-mortgage loans decreased $5.1 million quarter over quarter, as we continued to experience a decline in loan originations due to economic conditions in our market areas. The average balance of mortgage loans increased $2.3 million period over period as we have continued to retain certain 10- and 15-year mortgages in our loan portfolio. The declines in loan portfolios were partially offset by an increase in average balances of AFS investment securities of $3.6 million fro the 2012 period versus the 2011 period. In addition to declines in our loan portfolios, the average yield on our interest-earning assets declined 49 basis points from 5.08% for the three-month period ended September 30, 2011 to 4.59% for the same period in 2012.

Interest Expense: Interest expense was $394,000 for the three-month period ended September 30, 2012, compared to $564,000 for the same period in 2011. The decrease in interest expense for the three-month period was due in part to a $10.7 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 32 basis points period over period. Most notably, the average balance of our certificates of deposit decreased $6.5 million from the three-month period ended September 30, 2011 to the same period in 2012 and the cost of those deposits decreased 48 basis points period over period. In addition, the average balance of our FHLB advances decreased $3.5 million from the three-month period ended September 30, 2011 to the same period in 2012 and the cost of our FHLB advances decreased 20 basis points period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2012
	Compared to
	Quarter ended September 30, 2011
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable	$(41)	$(160)	$(201)
Investment securities	1	(85)	$(84)
Other investments	(10)	20	$10
Total interest-earning assets	(50)	(225)	(275)

Interest-bearing liabilities:
Money Market/NOW accounts	1	(16)	(15)
Certificates of Deposit	(32)	(85)	(117)
Deposits	(31)	(101)	(132)
Borrowed funds	(14)	(24)	(38)
Total interest-bearing liabilities	(45)	(125)	(170)

Change in net interest income	$(5)	$(100)	$(105)

Net Interest Income: Net interest income remained relatively steady at $1.9 million (a slight decrease of $105,000) for the three-month period ended September 30, 2012 as compared to the same period in 2011. For the three months ended September 30, 2012, average interest-earning assets decreased $1.9 million, or 1.0%, to $201.0 million when compared to the same period in 2011. Average interest-bearing liabilities decreased $10.7 million, or 5.9%, to $170.8 million for the quarter ended September 30, 2012 from $181.5 million for the quarter ended September 30, 2011 as we experienced a shift from interest-bearing to non-interest bearing deposits during this time period. The yield on average interest-earning assets decreased to 4.59% for the three month period ended September 30, 2012 from 5.08% for the same period ended in 2011. The cost of average interest-bearing liabilities decreased to 0.91% from 1.23% for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. The net interest margin decreased 17 basis points to 3.81% for the three-month period ended September 30, 2012 from 3.98% for same period in 2011.

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

The provision for loan losses for the three-month period ended September 30, 2012 was $234,000 as compared to income of $67,000 for the prior year period. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. In 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we will be using a twelve-quarter rolling average. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income: Non-interest income increased to $803,000 for the three months ended September 30, 2012 from $469,000 for the three months ended September 30, 2011, related primarily to an increase of $223,000 in mortgage banking activities income period over period as mortgage origination activity picked up in the latter part of 2012. Additionally, gain on sale of investments increased by $47,000 period over period as we sold municipal bonds for credit reasons during the quarter ended September 30, 2012. Lastly, other income increased by $58,000 for the three months ended September 30, 2012 compared to the same period in 2011, mainly as the result of a $65,000 settlement of a lawsuit related to a troubled credit.

Non-Interest Expense: Non-interest expense was $2.1 million for the three-month period ended September 30, 2012 as compared to $2.3 million for the same period in 2011. Compensation and employee benefit expense increased by $115,000 period over period due in part to the addition of a commercial lender and Treasury Management professional in late 2011 and due to increased lender commissions as a result of increased mortgage originations period over period. In addition, amortization of intangible assets expense was $43,000 lower period over period and other expenses decreased by $271,000 due mostly to reduced expenses associated with problem loans and bank-owned properties. In addition we experienced decreases in occupancy of $25,000 and professional services of $19,000 during the three months ended September 30, 2012 as compared to the same period in 2011.

Income Taxes: During the first quarter of 2012 management determined that it was more likely than not than the Deferred Tax Assets would be utilized in future years, therefore it reduced the valuation allowance against its Deferred Tax Assets by $866,000. For the three-month period ended September 30, 2012, the Company earned $410,000 of pre-tax profit which resulted in $137,000 in income tax expense, as compared to no federal income tax expense for the same period in 2011, as the income tax expense incurred during the period reduced the Deferred Tax Asset.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

General: Net income decreased by $54,000 to $604,000 for the nine months ended September 30, 2012 from $658,000 for the same period ended September 30, 2011. The decrease in earnings period over period was primarily attributable an increase in provision for loan losses of $1.2 million for the nine months ended September 30, 2012 as compared to income of $19,000 for the same period in 2011. The increased provision was partially offset by an increase in non-interest income of $328,000 and a decrease in non-interest expenses of $272,000 period over period.

Interest Income: Interest income was $7.1 million for the nine months ended September 30, 2012, compared to $7.9 million for the comparable period in 2011. This decrease of $798,000, or 10.1%, in interest income was due in large part to decreases of $8.9 million in average balances of mortgage loans period over period. In addition, the average yield on interest earning assets decreased 51 basis points to 4.70% for the nine-month period ended September 30, 2012 as compared to 5.21% for the same period in 2011.

Interest Expense: Interest expense was $1.3 million for the nine-month period ended September 30, 2012 compared to $1.8 million for the same period in 2011. The decrease in interest expense was due primarily to decreases in the average balance of and interest rates on our certificates of deposits period over period. We experienced a $6.8 million decrease in the average balance of certificates of deposits for the nine months ended September 30, 2012 when compared to the same period in 2011 and the average rate on those deposits decreased 50 basis points to 1.26% for the nine-month period ended September 30, 2012 as compared to the year-earlier period. In addition, our cost of funds relating to our FHLB advances decreased 25 basis points to 1.97% nine-month period over nine-month period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Nine Months ended September 30, 2012
	Compared to
	Nine Months ended September 30, 2011
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable	$(391)	$(348)	$(739)
Investment securities	1,810	(1,878)	(68)
Other investments	(34)	43	9
Total interest-earning assets	1,385	(2,183)	(798)

Interest-bearing liabilities:
Money Market/NOW accounts	(4)	(59)	(63)
Certificates of Deposit	(105)	(265)	(370)
Deposits	(109)	(324)	(433)
Borrowed funds	35	(67)	(32)
Total interest-bearing liabilities	(74)	(391)	(465)

Change in net interest income	$1,459	$(1,792)	$(333)

Net Interest Income: Net interest income decreased by $333,000 to $5.8 million for the nine-month period ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, average interest-earning assets decreased $1.0 million, or 0.5%, when compared to the same period in 2011. Average interest-bearing liabilities decreased $5.6 million, or 3.1%, for the same period. The yield on average interest-earning assets decreased to 4.70% for the nine months ended September 30, 2012 from 5.21% for the same period ended in 2011. The average cost of interest-bearing liabilities decreased to 0.98% from 1.30% for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The net interest rate margin decreased 21 basis points to 3.84% for the nine-month period ended September 30, 2012, from 4.05% for the same period in 2011.

Delinquent Loans and Nonperforming Assets: Nonperforming assets decreased by $1.4 million from December 31, 2011 to September 30, 2012 due primarily to sales of bank-owned properties during the nine months ended September 30, 2012.

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Total non-accrual loans	$2,827	$3,101

Accrual loans delinquent 90 days or more:
One- to four-family residential	201	238
Other real estate loans	0	0
Construction	0	0
Purchased Out-of-State	0	0
Commerical	-	0
Consumer & other	15	-
Total accrual loans delinquent 90 days or more	$216	$238

Total nonperforming loans (1)	3,043	3,339
Total real estate owned-residential mortgages (2)	823	1,087
Total real estate owned-Commercial (2)	344	1,015
Total real estate owned-Consumer & other repossessed assets (2)	1,121	1,306
Total nonperforming assets	$5,331	$6,747

Total nonperforming loans to loans receivable	2.17%	2.35%
Total nonperforming assets to total assets	2.48%	3.11%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: The provision for loan losses was $1.2 million for the nine-month period ended September 30, 2012 as compared to income of $19,000 for the comparable period in 2011. As discussed above in the discussion for the three-month period ended September 30, 2012, our provision for loan losses is based on an eleven-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the nine-month period ended September 30, 2012, we added specific reserves of approximately $170,000 on two commercial credit relationships, one of which was reclassified as Troubled Debt Restructurings, had net charge-offs of approximately $250,000 on commercial credits, increased the general reserve factor applied to the entire portfolio of residential mortgages as a result of increased charge-off history in 2012, and increased our general reserve pool for special mention and substandard commercial credits based on the inherent increased risk in those credits. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth our delinquent and non-accrual loans at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(dollars in thousands)
At September 30, 2012
Real estate loans:
Construction	$1,092	$-	$173
One - to four - family	64,947	201	1,556
Commercial Mortgages	53,081	-	975
Home equity lines of credit/ Junior liens	11,562	-	122
Commercial loans	8,414	-	-
Consumer loans	1,275	15	1

Total gross loans	140,371	216	2,827
Less:
Net deferred loan fees.	(314)	(1)	(3)
Allowance for loan losses	(1,684)	-	(76)
Total loans, net	$138,373	$215	$2,748

At December 31, 2011
Real estate loans:
Construction	$762	$-	$173
One - to four - family	66,101	282	2,420
Commercial Mortgages	53,938	82	356
Home equity lines of credit/Junior liens	13,395	-	148
Commercial loans	7,002	-	-
Consumer loans	1,477	2	4

Total gross loans	142,675	366	3,101
Less:
Net deferred loan fees	(273)	(1)	(7)
Allowance for loan losses	(1,518)	-	(261)
Total loans, net	$140,884	$365	$2,833

Non-Interest Income: Non-interest income was $1.6 million for the nine-month period ended September 30, 2012, an increase of $329,000 or 25.1%, from the same period in 2011. The nine-month results in 2012 reflected an increase of $239,000 in mortgage banking activities due to sustained low mortgage rates which have increased refinance activity and also as a result of a small uptick in home sales in our markets, $47,000 gain on sale of investments as a result of the sale of municipal bond due to credit concerns, and a $49,000 increase in other income mainly as the result of receiving settlement proceeds on a lawsuit related to a troubled credit.

Non-Interest Expense: Non-interest expense decreased to $6.5 million for the nine months ended September 30, 2012 from $6.8 million for the nine months ended September 30, 2011. For the nine-month period ended September 30, 2012 we reduced other expense by $312,000 mainly related to lower costs associated with problem loans and bank-owned properties. Period over period we also experienced decreases in occupancy costs of $83,000 due mainly to decreases in depreciation expense and equipment maintenance, amortization of intangible assets of $72,000 and FDIC premiums of $35,000 due in part to improvement in our risk profile. These decreases were partially offset by an increase in compensation and employee expense of $235,000, as we added a commercial lender and Treasury Management professional and as lender commissions increased due to increased mortgage origination activity.

Income Taxes: A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2012, management evaluated the Company’s valuation allowance related to its deferred tax asset. An analysis of the deferred tax asset was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with the generally accepted accounting principles, management concluded that the utilization of this asset was “more likely than not.” Accordingly, at March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the deferred tax asset were: improved core profitability of the Bank in 2010 and 2011; substantial improvement over the past two years in non-performing assets, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years. A valuation allowance of $2.2 million remains on $3.4 million of the current deferred tax asset at September 30, 2012.

The valuation of deferred tax assets is a subjective calculation. Management reviewed several factors in determining the value of deferred tax assets the Company expects to realize over the next three years, including:

•	For the three months ended September 30, 2012, we had pre-tax income of $410,000, and fully expect that trend to continue in future quarters.
•	The level of our non-performing assets has decreased from $7.9 million at September 30, 2011 to $6.7 million at December 31, 2011 to $5.3 million at September 30, 2012. We expect that trend to continue, which will have a positive impact on earnings in future quarters.
•	We sold our two largest pieces of REO property at the end of 2011, therefore future earnings will not be burdened with carrying costs on those properties.

As of September 30, 2012 the Company had a net operating loss carryforward for tax purposes of approximately $10.0 million and related deferred tax asset of $3.4 million. The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will expire in the year 2031.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20% of total assets. Liquidity as of September 30, 2012 was $53.8 million, or 43.1%, compared to $44.6 million, or 39.9%, at December 31, 2011. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of September 30, 2012, the Bank had unused borrowing capacity totaling $35.8 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter-term fixed-rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2012 the Company originated $36.7 million in residential mortgage loans, of which $10.5 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $23.0 million in originations during the first nine months of 2011 of which $4.5 million were retained in portfolio. The Company also originated $14.4 million of commercial loans and $1.5 million of consumer loans in the first nine months of 2011 compared to $10.5 million of commercial loans and $1.2 million of consumer loans for the same period in 2011. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 46.7% and 45.8%, commercial loans 44.2% and 43.3% and consumer loans 9.2% and 10.9% at September 30, 2012 and December 31, 2011, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2012 deposits funded 73.8% of the Company’s total assets compared to 69.4% at December 31, 2011. Certificates of deposit scheduled to mature in less than one year at September 30, 2012 totaled $39.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2012 the Company had $25.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 11.6% at September 30, 2012 as compared to 15.9% at December 31, 2011. The Company has sufficient available collateral to obtain additional advances of $35.8 million as of September 30, 2012.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2012 was $25.3 million, or 11.8% of total assets, compared to $24.6 million, or 11.3% of total assets, at December 31, 2011 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets requirements in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at September 30, 2012. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2012:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 (Core) capital ( to adjusted assets)	$22,117	10.36%	$8,540	4.00%	$10,675	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,800	17.40%	$10,941	8.00%	$13,676	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,117	16.17%	$5,470	4.00%	$8,206	6.00%
Tangible Capital ( to tangible assets)	$22,117	10.36%	$3,203	1.50%	$4,270	2.00%

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2012

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

Quarter Ended September 30, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 14, 2012

By:	/s/Amy E. Essex
Amy E. Essex, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2012

