Form 10-K
period 2012-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2013-03-29
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES ☐.   NO ☒.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2012 ($3.75 per share) was $9.0 million.

As of March 29, 2013, there were issued and outstanding 2,884,049 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2013 Annual Meeting of Stockholders (Parts I and III).

2. Annual Report to Shareholders for the Year Ended December 31, 2012 (Part II).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results or operations that reduce capital available to pay dividends;

•	regulatory changes or actions; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2012, First Federal of Northern Michigan Bancorp, Inc. had consolidated assets of $213.8 million, deposits of $158.4 million and stockholders’ equity of $24.4 million. As of December 31, 2012, First Federal of Northern Michigan Bancorp, Inc. had 2,884,049 shares of common stock issued and outstanding. First Federal of Northern Michigan Bancorp, Inc.’s executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Its phone number at that address is (800) 498-0013.

The Company maintains a website at www.first-federal.com that includes important information on our Company, including a list of our products and services, branch locations and current financial information. In addition, we make available, without charge, through our website, a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports in Form 10-Q, current reports in Form 8-K, and amendments to these filings, if any. Information on our website should not be considered a part of this Annual Report.

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

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. The population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 5.4% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was estimated to be approximately 179,000 in 2011, a decrease of less than 1% from approximately 180,000 according to the 2010 census. Median household income for the counties which comprised our market area in 2011 ranged from approximately $31,500 - $48,000, which represented moderate increases from 2010 levels in most counties in our market area. Median household income for our entire market area was below the national level of $50,054 and below the Michigan level of $48,879 in all counties in our market area, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Household income levels are not expected to increase substantially in our market area in the near future. The unemployment rate in our primary market, Alpena County, was 9.6% for December 2012, but ranged from 11.1% - 16.5% across the rest of our primary market area, as compared to 7.6% nationally and 8.9% for Michigan (all numbers not seasonally adjusted).

Alpena is the largest city located in the northeastern lower peninsula of Michigan. This area has long been associated with agricultural, wood and concrete industries. Tourism has also been a major industry in our primary market area. All of these industries tend to be seasonal and are strongly affected by state and national economic conditions.

Major employers in our primary market area include various public schools and governmental agencies, Alpena Regional Medical Center, Besser Company (a manufacturer of concrete products equipment), Lafarge Corporation (an international limestone mining and cement producer), Panel Processing (a peg board manufacturer), Treetops Sylvan Resort (an operator of resort properties), Garland Resort (an operator of resort properties and golf courses), Otsego Memorial Hospital, Decorative Panels International (a hardboard manufacturer), OMNI Metalcraft Corp. (a diversified manufacturer), and various other small companies.

As of December 31, 2012, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold into the secondary mortgage market most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2012, we had total loans of $141.0 million, of which $66.5 million, or 47.2% were one- to four-family residential real estate mortgage loans, $54.7 million, or 38.8% were commercial real estate loans, and $8.1 million, or 5.7%, were commercial loans. Other loans consisted primarily of home equity loans, which totaled $10.4 million, or 7.4% of total loans, and other consumer loans which totaled $1.3 million, or 0.9% of total loans.

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

Originations of fixed rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, our interest rate gap position, and loan products offered by our competitors. Our fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make our loan portfolio less interest rate sensitive, fixed-rate loans originated with terms greater than 15 years are generally underwritten to secondary mortgage market standards and sold. Fixed-rate loans with terms of 15 years or less are either sold into the secondary market or, in some cases, retained in our portfolio. Adjustable rate mortgage loans are generally underwritten to secondary mortgage market standards, but are retained in our loan portfolio.

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

Generally, we make one- to four-family real estate loans with typical loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the borrower to purchase private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2012 approximately $376,000 of these products remained in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending. We also originate commercial real estate loans. At December 31, 2012, we had a total of 176 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2012 we did have $6.9 million in commercial real estate loans located outside of Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2012, our commercial real estate loans, totaled $54.7 million, or 38.8% of our total loans, and had an average principal balance of approximately $333,000. The terms of each loan are negotiated on a case-by-case basis, although such loans typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2012, our largest commercial real estate relationship consisted of one loan having a total principal balance of $2.4 million, which was performing according to its repayment terms as of December 31, 2012. This loan relationship is secured by a single piece of commercial real estate and is also our largest single commercial real estate loan.

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

Consumer and Other Loans. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2012, consumer and other loans totaled $11.7 million, or 8.3% of our total loan portfolio. At such date, $310,000, or 0.2% of our consumer loans, were unsecured. As of December 31, 2012, home equity loans totaled $10.4 million, or 7.4% of our total loan portfolio, and automobile loans totaled $750,000, or 0.5% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2012, we had $8.1 million in commercial loans which amounted to 5.7% of total loans. We make commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial loan is our loans-to-one-borrower limit, which was $3.7 million at December 31, 2012. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2012, our largest commercial loan was a $1.4 million commercial loan collateralized by construction and paving equipment. At December 31, 2012, the outstanding balance was $1.2 million and the loan was performing according to its repayment terms.

Construction Loans. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences. We also originate loans for the construction of commercial buildings and, to an extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $3.2 million, or 2.3% of our total loan portfolio, at December 31, 2012.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(dollars in thousands)

Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$63,867	45.3%	$64,177	45.0%	$68,298	42.7%	$77,851	44.4%	$87,179	44.1%
Purchased Mortgage In-State	1,711	1.3%	1,924	1.3%	3,243	2.0%	3,342	1.9%	3,802	1.9%
Purchased Mortgage Out-of-State	-	0.0%	-	0.0%	-	0.0%	-	0.0%	358	0.2%
1-4 Familly Construction	962	0.7%	498	0.3%	156	0.1%	427	0.2%	1,025	0.5%
Home Equity/Junior Liens	10,409	7.4%	13,395	9.4%	16,547	10.3%	18,732	10.7%	22,303	11.3%
Nonresidential Mortgages:
Nonresidential	40,992	29.1%	44,020	30.9%	43,580	27.3%	43,446	24.8%	42,526	21.5%
Purchased Nonresidential In-State	4,553	3.2%	2,130	1.5%	4,232	2.6%	3,894	2.2%	257	0.1%
Purchased Nonresidential Out-of-State	6,882	4.9%	7,788	5.5%	9,928	6.2%	8,428	4.8%	3,141	1.6%
Nonresidential Construction	1,458	1.0%	91	0.1%	1,498	0.9%	2,816	1.6%	6,635	3.3%
Purchased Construction In-State	615	0.4%	-	0.0%	-		-	0.0%	-	0.0%
Purchased Construction Out-of-State	173	0.1%	173	0.1%	1,772	1.1%	3,792	2.2%	9,781	4.9%
Non real estate loans:
Commercial Loans	7,769	5.5%	6,621	4.6%	7,382	4.6%	7,035	4.0%	15,816	8.0%
Purchased Commerical Loans In-State	333	0.2%	381	0.3%	1,466	0.9%	2,838	1.6%	1,804	0.9%
Consumer and other loans	1,258	0.9%	1,477	1.0%	2,118	1.3%	2,553	1.6%	3,564	1.7%

Total Loans	$140,982	100.00%	$142,675	100.00%	$160,220	100.00%	$175,154	100.00%	$198,191	100.00%

Other items:
Deferred loan origination costs	15		14		31		12		13
Deferred loan origination fees	(335)		(287)		(276)		(287)		(287)
Allowance for loan losses	(1,750)		(1,518)		(2,831)		(3,660)		(5,647)

Total loans, net	$138,912		$140,884		$157,144		$171,219		$192,270

Loan Portfolio Maturities and Yield.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

			Purchased Mortgage		Purchased Mortgage		1-4 Family
	1-4 Family Mortgage		In-State		Out-of State		Construction
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	$278	6.03%	$-	0.00%	$-	0.00%	$938	3.35%
2014	338	7.03%	-	0.00%	-	0.00%	24	1.44%
2015	68	7.91%	-	0.00%	-	0.00%	-	0.00%
2016 to 2017	577	6.57%	-	0.00%	-	0.00%	-	0.00%
2018 to 2022	7,209	5.75%	-	0.00%	-	0.00%	-	0.00%
2023 to 2027	21,943	4.88%	30	5.83%	-	0.00%	-	0.00%
2028 and beyond	33,454	5.78%	1,681	3.40%	-	0.00%	-	0.00%

Total	$63,867	5.48%	$1,711	3.44%	$-	0.00%	$962	3.30%

					Purchased Nonresidential		Purchased Nonresidential
	Home Equity/Junior Liens		Nonresidential		In-State		Out-of-State
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	$26	7.35%	$10,370	6.23%	$209	6.34%	$2,030	5.58%
2014	114	6.84%	4,774	5.93%	1,788	5.12%	-	0.00%
2015	213	7.24%	4,709	6.70%	57	7.58%	1,643	4.56%
2016 to 2017	677	7.77%	17,216	5.56%	1,467	4.82%	-	0.00%
2018 to 2022	4,843	5.81%	1,332	6.22%	-	0.00%	-	0.00%
2023 to 2027	4,536	4.44%	1,554	6.79%	1,032	5.83%	-	0.00%
2028 and beyond	-	0.00%	1,037	6.28%	-	0.00%	3,209	5.74%

Total	$10,409	5.38%	$40,992	5.99%	$4,553	5.27%	$6,882	5.41%

	Nonresidential		Purchased Construction		Purchased Construction
	Construction		In-State		Out-of-State		Commercial Loans
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	$1,458	3.34%	$615	4.56%	$-	0.00%	$2,117	5.46%
2014	-	0.00%	-	0.00%	173	9.38%	774	5.59%
2015	-	0.00%	-	0.00%	-	0.00%	1,360	5.59%
2016 to 2017	-	0.00%	-	0.00%	-	0.00%	3,518	5.47%
2018 to 2022	-	0.00%	-	0.00%	-	0.00%	-	0.00%
2023 to 2027	-	0.00%	-	0.00%	-	0.00%	-	0.00%
2028 and beyond	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total	$1,458	3.34%	$615	4.56%	$173	9.38%	$7,769	5.50%

	Purchased Commercial		Purchased Commercial		Consumer
	Loans In-State		Loans Out-of State		& Other Loans		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	$333	6.34%	$-	0.00%	$18	8.33%	$18,392	5.64%
2014	-	0.00%	-	0.00%	73	8.21%	8,058	5.86%
2015	-	0.00%	-	0.00%	111	9.13%	8,161	6.15%
2016 to 2017	-	0.00%	-	0.00%	542	5.56%	23,997	5.59%
2018 to 2022	-	0.00%	-	0.00%	494	8.02%	13,878	5.90%
2023 to 2027	-	0.00%	-	0.00%	20	5.50%	29,115	4.95%
2028 and beyond	-	0.00%	-	0.00%	-	0.00%	39,381	5.69%

Total	$333	6.34%	$-	0.00%	$1,258	7.03%	$140,982	5.57%

Fixed- and Adjustable-Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(dollars in thousands)

Residential Mortgages:
1-4 Family Mortgages	$37,124	$26,465	$63,589
Purchased Mortgage In-State	-	1,711	1,711
1-4 Family Construction	24	-	24
Home Equity/Junior Liens	4,214	6,169	10,383
Nonresidential Mortgages:
Nonresidential	18,229	12,393	30,622
Purchased Nonresidential In-State	3,312	1,032	4,344
Purchased Nonresidential Out-of-State	2,353	2,499	4,852
Purchased Construction Out-of-State	-	173	173
Non real estate loans:
Commercial Loans	3,997	1,655	5,652
Purchased Commerical Loans In-State	-	-	-
Consumer and other loans	992	248	1,240

Total Loans	$70,245	$52,345	$122,590

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include competing banks, savings banks, credit unions, internet lenders, mortgage banking companies and life insurance companies that may also actively compete for local commercial real estate loans. Loan originations are derived from a number of sources, including real estate agent referrals, existing customers, borrowers, builders, attorneys, our directors, walk-in customers and our own sales force. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain a determination of value of the real estate intended to collateralize the proposed loan. Our residential mortgage officers have residential mortgage lending authority up to $150,000.  While certain Senior Bank Officers have residential lending limits up to $400,000, the Officer Loan Committee generally approves residential loans from $150,000 to $500,000, while requests over $500,000 must be approved by the Board of Directors.  Secured consumer lending limits by officer range from $25,000 to $50,000, while certain Senior Bank Officers have secured consumer lending limits up to $150,000.  For secured commercial loans, the limits range from $100,000 to $400,000.  Senior Loan Committee generally approves secured commercial loans from $400,000 to $500,000, while requests over $500,000 must be approved by the Board of Directors.

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2012, we had outstanding loan commitments of $22.6 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to investor guidelines, and closed on standard investor documents. We currently sell loans to Freddie Mac and the Federal Home Loan Bank (the “FHLB”). If such loans are sold, the sales are conducted using standard investor purchase contracts and master commitments as applicable. The majority of one- to four-family mortgage loans that we have sold to investors have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.

We are a qualified loan servicer for both Freddie Mac and the FHLB. Our policy has historically been to retain the servicing rights for all conforming loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2012, we had $320,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $760,000, $730,000 and $804,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (FASB ASC 860, “Transfers and Servicing ”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $1.0 million were included on our balance sheet at December 31, 2012. At December 31, 2012 we established a valuation reserve of $20,000 against the value of our rights to service 20 year fixed-rate loans which we have sold to Freddie Mac.

Origination, Purchase and Sale of Loans.  The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Loans receivable at beginning of period	$142,675	$160,220	$175,154

Originations:
Real estate:
Residential 1-4 family	52,387	38,150	47,838
Commercial and Multi-family	18,182	12,941	14,841
Consumer	2,040	2,113	3,660
Total originations	72,609	53,204	66,339

Loan purchases:
Commercial	6,538	1,000	-
Total loan purchases	6,538	1,000	-

Loan sales	(36,529)	(28,353)	(42,151)
Transfer of loans to foreclosed assets	(1,823)	(3,459)	(2,080)
Repayments	(42,488)	(39,937)	(37,042)

Total loans receivable at end of period	$140,982	$142,675	$160,220

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

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2012, we held $1.3 million in properties that were classified REO and $1.1 million in assets classified as ORA.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$1,810	$2,420	$3,114	$2,944	$1,876
Commercial Mortgage	821	356	1,148	2,204	4,002
Purchased Mortgage Out-of-State	2,030	-	-	-	-
Construction	-	-	-	1,433	3,469
Purchased Construction Out-of-State	173	173	1,772	2,113	1,980
Commercial	-	-	-	96	535
Consumer and other	29	152	206	157	90

Total non-accrual loans	$4,863	$3,101	$6,240	$8,947	$11,952

Accrual loans delinquent 90 days or more:
Residential Mortgage	61	238	282	89	128
Commercial Mortgage	-	-	82	2,696	72
Construction	-	-	-	-	-
Purchased Construction Out-of-State	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	6	-	2	54	17
Total accrual loans delinquent 90 days or more	$67	$238	$366	$2,839	$217

Total nonperforming loans (1)	$4,930	$3,339	$6,606	$11,786	$12,169

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	957	1,086	494	584	686
Commercial Mortgage	309	1,015	2,304	2,985	882
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	1,121	1,307	20	11	70

Total real estate owned and other repossessed assets (2)	$2,387	$3,408	$2,818	$3,580	$1,638
Total nonperforming assets	$7,317	$6,747	$9,424	$15,366	$13,807

Total nonperforming loans to total loans receivable	3.50%	2.37%	4.12%	6.73%	6.14%
Total nonperforming assets to total assets	3.42%	3.11%	4.37%	6.58%	5.57%

(1)	All of our loans delinquent 90 days or more are classified as nonperforming.
(2)	Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure.

Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2012
Residential Mortgages	11	$796	10	$1,198	21	$1,994
Commercial Mortgages	1	540	3	282	4	822
Construction	-	-	1	173	1	173
Commercial	-	-	-	-	-	-
Consumer	1	5	3	19	4	24
Total	13	$1,341	17	$1,672	30	3,013

At December 31, 2011
Residential Mortgages	16	$1,501	23	$1,969	39	$3,470
Commercial Mortgages	3	339	1	245	4	584
Construction	-	-	1	173	1	173
Commercial	1	29	-	-	1	29
Consumer	6	59	5	128	11	187
Total	26	$1,928	30	$2,515	56	4,443

At December 31, 2010
Residential Mortgages	23	$2,056	34	$2,434	57	$4,490
Commercial Mortgages	3	488	8	784	11	1,272
Construction	-	-	2	1,772	2	1,772
Commercial	1	6	-	-	1	6
Consumer	10	122	9	207	19	329
Total	37	$2,672	53	$5,197	90	7,869

At December 31, 2009
Residential Mortgages	22	$1,819	23	$1,719	45	$3,538
Commercial Mortgages	7	1,125	12	3,705	19	4,830
Construction	2	1,255	1	290	3	1,545
Commercial	3	402	1	80	4	482
Consumer	14	226	14	135	28	361
Total	48	$4,827	51	$5,929	99	10,756

At December 31, 2008
Residential Mortgages	26	$2,513	13	$766	39	$3,279
Commercial Mortgages	8	1,359	6	5,879	14	7,238
Construction	-	-	2	1,980	2	1,980
Commercial	1	95	1	72	2	167
Consumer	26	155	10	66	36	221
Total	61	$4,122	32	$8,763	93	12,885

Interest income that would have been recorded for the year ended December 31, 2012, had non-accruing loans been current according to their original terms amounted to $889,000. Interest of $218,000 was recognized on these impaired loans prior to placing them on non-accrual status, and is included in net income for the year ended December 31, 2012.

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

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2012, classified assets consisted of substandard assets of $13.0 million. There were no assets classified as doubtful or loss at December 31, 2012.

We classify our assets pursuant to criteria similar to the classification structure provided in the OCC regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Substandard assets	$13,008	$16,435	$15,974	$18,141	$19,409
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$13,008	$16,435	$15,974	$18,141	$19,409

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

Analysis of the Allowance for Loan Losses.  The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Allowance at beginning of period	$1,518	$2,831	$3,660	$5,647	$4,013

(Charge-offs):
Real Estate:
Residential Mortgages	(840)	(1,119)	(258)	(362)	(342)
Nonresidential Real Estate:
Commercial Mortgages	(265)	(334)	(198)	(4,903)	(2,023)
Purchased In-State	-	-	-	(2,482)	-
Purchased Out-of-State	-	(93)	(314)	-	-
Construction	-	-	(751)	-	-
Purchased In-State	-	-	-	-	-
Purchased Out-of-State	-	-	(262)	-	-
Non Real Estate Loans:
Commercial	-	(6)	-	(246)	(331)
Consumer and other	(131)	(192)	(319)	(254)	(141)
Total charge offs	(1,236)	(1,744)	(2,102)	(8,247)	(2,837)

Recoveries:
Real Estate:
Residential Mortgages	65	25	2	-	-
Nonresidential Real Estate:
Commercial Mortgages	10	79	85	-	-
Construction	-	-	60	-	-
Non Real Estate Loans:
Commercial	-	1	-		-
Consumer and other	26	42	25	64	50
Total recoveries	101	147	172	64	50

Net (charge offs) recoveries	(1,135)	(1,597)	(1,930)	(8,183)	(2,787)
Provision for loan losses	1,367	284	1,101	6,196	4,421

Balance at end of year	$1,750	$1,518	$2,831	$3,660	$5,647

Ratios:
Net Charge-offs to average loans outstanding (annualized)	0.79%	1.02%	1.14%	4.58%	1.40%

Allowance for loan loss to non-performing loans at end of period	35.50%	45.46%	87.70%	31.05%	46.40%

Allowance for loan losses to total loans at end of period	1.24%	1.06%	1.98%	2.09%	2.85%

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

	At December 31
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
1 - 4 family residential	$894	45.3%	$858	45.0%	$519	42.7%
Purchased Mortgages In-State	12	1.3%	12	1.3%	17	2.0%
Purchased Mortgages Out-of-State	-	0.0%	-	0.0%	-	0.0%
1 - 4 family construction	-	0.7%	-	0.3%	-	0.1%
Home Equity & Junior Liens	99	7.4%	146	9.4%	228	10.3%
Nonresidential Mortgages:
Nonresidential	453	29.1%	320	30.9%	967	27.3%
Purchased Nonresidential In-State	50	3.2%	16	1.5%	94	2.6%
Purchased Nonresidential Out-of-State	76	4.9%	57	5.5%	220	6.2%
Construction	57	1.0%	3	0.1%	245	0.9%
Purchased Construction In-State	-	0.4%	-	0.0%	-	0.0%
Purchased Construction Out-of-State	7	0.1%	7	0.1%	290	1.1%
Non Real Estate Loans:
Commercial	66	5.5%	50	4.6%	192	4.6%
Purchased Commercial In-State	3	0.2%	3	0.3%	-	0.9%
Purchased Commercial Out-of-State	-	0.0%	-	0.0%	-	0.0%
Consumer	33	0.9%	46	1.0%	59	1.3%
Total	$1,750	100.0%	$1,518	100.0%	$2,831	100.0%

	At December 31
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
One to four family residental	$634	44.4%	$967	44.0%
Purchased Mortgages In-State	12	1.9%	11	1.9%
Purchased Mortgages Out-of-State	-	0.0%	1	0.2%
1 - 4 family construction	3	0.2%	5	0.5%
Home Equity & Junior Liens	214	10.7%	231	11.3%
Nonresidential Mortgages:
Nonresidential	1,055	24.9%	1,768	21.5%
Purchased Nonresidential In-State	140	2.2%	3	0.1%
Purchased Nonresidential Out-of-State	175	4.8%	14	1.6%
Construction	647	1.6%	7	3.3%
Purchased Construction In-State	-	0.0%	-	0.0%
Purchased Construction Out-of-State	350	2.2%	740	4.9%
Non Real Estate Loans:
Commercial	316	4.0%	1,795	8.0%
Purchased Commercial In-State	73	1.6%	18	0.9%
Purchased Commercial Out-of-State	-	0.0%	32	0.0%
Consumer	41	1.5%	55	1.8%
Total	$3,660	100.0%	$5,647	100.0%

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

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2012, we were servicing loans sold to third parties totaling $140.6 million, and the mortgage servicing rights associated with such loans had a book value, net of valuation reserve, at such date of $1.0 million. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

Real Estate Development Activities

On a limited basis, we have purchased real estate for development through our subsidiary Financial Services & Mortgage Corporation. See "—Subsidiary Activity" for a discussion of our real estate development subsidiary, Financial Services & Mortgage Corporation. The last such purchase was a 37 acre lot which we purchased in 1994 for $130,000. As of December 31, 2012, we had sold all 43 lots comprising this property

Investment Activities

Our investment securities portfolio is comprised of U.S. Government, state agency and municipal obligations, and mortgage-backed securities, of which $50.8 million, or 95.6%, was available-for-sale and $2.3 million, or 4.4%, of the total portfolio was classified as held-to-maturity. At December 31, 2012, we had no investments in unrated securities. At December 31, 2012, $16.5 million, or 31.7% of our investment portfolio was scheduled to mature in less than five years, and $35.5 million, or 68.3%, was scheduled to mature in over five years. At December 31, 2012, $1.9 million, or 3.8% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2012, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $20.0 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Ginnie Mae and, to a lesser extent, Fannie Mae and Freddie Mac; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2012, the fair market value of mortgage-backed securities totaled $29.6 million, or 55.8% of total investments. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available for sale.

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

FASB ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2012, all of our investment securities were designated as available for sale except for $2.3 million in municipal bond investments designated as held to maturity.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Debt Securities:
U.S. Government and agency obligations	$9,181	$9,247	$14,756	$14,863	$4,518	$4,562

Municipal obligations	12,758	13,328	9,362	9,941	7,395	7,641

Corporate bonds and other obligations	1,135	1,150	-	-	-	-

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	6,486	6,587	4,984	4,990	296	306
Freddie Mac	4,045	4,110	3,981	3,974	1,078	1,095
Ginnie Mae	18,370	18,911	21,385	21,945	24,310	24,291

Total debt securities	51,975	53,333	54,468	55,713	37,597	37,895

Marketable equity securities Common stock	3	1	3	1	3	1

Total equity securities	3	1	3	1	3	1

Total investment securities	$51,978	$53,334	$54,471	$55,714	$37,600	$37,896

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2012
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(dollars in thousands)
Debt Securities:
U.S. Government and agency securities	$-	0.00%	$8,182	2.01%	$999	2.19%	$-	0.00%	$9,181	$9,247	2.03%

Municipal obligations	1,947	2.36%	5,119	3.13%	4,266	3.09%	1,426	4.78%	12,758	13,328	3.18%

Corporate bonds and other obligations	-	0.00%	1,135	0.00%	-	0.00%	-	0.00%	1,135	1,150	0.00%

Mortgage-backed securities
Fannie Mae	-	0.00%	-	0.00%	6,486	2.91%	-	0.00%	6,486	6,587	2.91%
Freddie Mac	39	4.00%	6	1.63%	2,975	2.75%	1,024	0.00%	4,045	4,110	2.82%
Ginnie Mae	-	0.00%	48	3.41%	17	3.35%	18,305	3.85%	18,370	18,911	3.84%

Total debt securities	1,986		14,491		14,743		20,755		51,976	53,333

Marketable equity securities:
Common Stock	-	0.00%	-	0.00%	-	0.00%	3	0.00%	3	1	0.00%
Total investment securities	$1,986		$14,491		$14,743		$20,758		$51,979	$53,334

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

Deposits. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive non-deposit sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2012 we had $2.6 million in brokered deposits from CDAR’s and ICS sweep program. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the both the use of Federal Home Loan Bank borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2012			2011			2010
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)

Non-interest-bearing	$21,067	13.30%	NA	$12,609	8.36%	NA	$10,349	6.65%	NA
NOW accounts	19,531	12.33%	0.21%	18,602	12.35%	0.21%	16,935	10.89%	0.39%
Passbook	19,867	12.55%	0.05%	17,873	11.86%	0.05%	16,785	10.80%	0.05%
Money market accounts	24,687	15.59%	0.22%	23,193	15.40%	0.22%	27,172	17.48%	1.21%

Time deposits that mature:
Less than 12 months	39,161	24.73%	0.85%	38,503	25.56%	1.08%	52,059	33.49%	2.47%
Within 12-36 months	28,701	18.13%	1.33%	32,580	21.63%	1.60%	24,371	15.68%	2.79%
Beyond 36 months	5,336	3.37%	2.10%	7,290	4.84%	2.21%	7,795	5.01%	3.30%
Jumbo	-	0.00%	0.00%	-	0.00%	0.00%	-	0.00%	0.00%

Total deposits	$158,350	100.00%	0.68%	$150,650	100.00%	0.87%	$155,466	100.00%	1.89%

Time Deposit Rates. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 7 to our consolidated financial statements contained within Exhibit 13 for a more detailed breakdown by rate range):

	At December 31,
Rate	2012	2011	2010
	(dollars in thousands)
0.50 percent to 0.99 percent	$42,698	$38,802	$9,852
1.00 percent to 1.99 percent	15,962	18,343	35,119
2.00 percent to 2.99 percent	10,746	16,057	26,573
3.00 percent to 3.99 percent	3,398	4,078	8,718
4.00 percent to 4.99 percent	394	1,092	3,488
5.00 percent to 8.99 percent	-	-	475
	$73,198	$78,372	$84,225

Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2012.

		1 - Less	2 - Less	3 - Less	5 years
	Less Than	than 2	than 3	than 5	and
Rate	One Year	Years	Years	Years	Greater	Total
	(dollars in thousands)
0.50 percent to 0.99 percent	$30,190	$10,916	$1,563	$29	$-	$42,698
1.00 percent to 1.99 percent	3,514	3,540	953	7,831	124	15,962
2.00 percent to 2.99 percent	3,296	1,458	3,961	459	1,572	10,746
3.00 percent to 3.99 percent	1,899	424	484	-	591	3,398
4.00 percent to 4.99 percent	261	-	46	87	-	394
5.00 percent to 8.99 percent	-	-	-	-	-	-
	$39,160	$16,338	$7,007	$8,406	$2,287	$73,198

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $26.0 million. The following table sets forth the maturity of those certificates as of December 31, 2012.

Certificates of Deposit
Maturity Period	in excess of $100,000
(dollars in thousands)

Three months or less	$6,369
Three through six months	4,433
Six through twelve months	5,850
Over twelve months	9,341

Total	$25,993

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2012, we had access to additional Federal Home Loan Bank advances of up to $36.0 million, based upon pledged collateral. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Balance at end of period	$26,358	$34,500	$29,000
Average balance during period	31,260	31,217	38,187
Maximum outstanding at any month end	35,600	36,200	45,825
Weighted average interest rate at end of period	1.46%	2.30%	2.23%
Average interest rate during period	1.88%	2.16%	2.86%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan (the Bank).

First Federal of Northern Michigan has two wholly owned subsidiaries and these have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2012, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $140,000. The primary asset of the subsidiary was an investment in land and real estate but as of December 31, 2011 all real estate had been sold. See "Real Estate Development Activities.” Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

First Federal of Northern Michigan’s second subsidiary, FFNM Agency, Inc., collects the residual income stream associated with the April 2008 sale of the Company’s wholesale health insurance override business to a third party. FFNM Agency is the successor company to the InsuranCenter of Alpena (“ICA”). On February 27, 2009, we sold the majority of the assets of ICA.

Personnel

As of December 31, 2012, First Federal of Northern Michigan had 69 full-time and 23 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

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

Dodd-Frank Act

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of the Comptroller of the Currency (“OCC”). Under these laws and regulations, First Federal of Northern Michigan may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal of Northern Michigan also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal of Northern Michigan directly, including real estate investment, securities brokerage and insurance agency services.

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

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies have recently indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

At December 31, 2012, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2012 and 2011, as compared to the minimum capital requirements.

	At December 31,
	2012		2011
		Percent		Percent
	Amount	of Assets	Amount	of Assets
	(dollars in thousands)
Equity capital	$23,304	11.0%	$23,735	11.0%

Tangible Capital Requirement:
Tangible capital level	22,015	10.3%	22,334	10.4%
Requirement	3,197	1.5%	3,232	1.5%
Excess	18,822	8.8%	19,102	8.9%

Core Capital Requirement:
Core capital level	22,015	10.3%	22,334	10.4%
Requirement	8,526	4.0%	8,618	4.0%
Excess	13,494	6.3%	13,716	6.4%

Risk-based Capital Requirement:
Risk-based capital level	23,723	17.4%	23,568	17.2%
Requirement	10,930	8.0%	10,961	8.0%
Excess	12,793	9.3%	12,607	9.2%

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings bank that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2012, First Federal of Northern Michigan maintained approximately 76.1% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received an “Outstanding” Community Reinvestment Act rating in its two most recent federal examinations.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $1.4 million. As of December 31, 2012 the prepaid balance was $583,000.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2012, the Bank paid $189,000 related to the FICO bonds and deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective categories accordingly. See “–Capital Requirements” above.

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

Federal Home Loan Bank System. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2012, First Federal of Northern Michigan was in compliance with this requirement.

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2012, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of the Comptroller of the Currency.

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

Deferred Tax Asset Valuation. The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2012 the Company had a valuation allowance against its deferred tax assets of $3.2 million.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2012, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, First Federal of Northern Michigan had a net operating loss of approximately $10.4 million which it may carry forward for federal income tax purposes until 2032.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.             PROPERTIES

As of December 31, 2012, First Federal of Northern Michigan owned its main office and all of its branch offices. The following is a list of our locations:

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

1000 South Wisconsin
Gaylord, Michigan 49735

ITEM 3.             LEGAL PROCEEDINGS

The Company and the Bank are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2012, neither the Company nor the Bank was involved in any claims or lawsuits material to their respective businesses.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of March 29, 2013 there were 2,884,049 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2012, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

No equity securities were sold during the year ended December 31, 2012 that were not registered under the Securities Act.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2012.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2012 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit the Company to provide only management’s report in this annual report.

(c)          Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as a part of this form 10-K are as follows:

3.1	Articles of Incorporation of First Federal of Northern Michigan Bancorp, Inc.*
3.2	Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
4	Form of Common Stock Certificate of First Federal of Northern Michigan Bancorp, Inc.*
10.1	Change in Control Agreements*
10.2	1996 Stock Option Plan*
10.3	2006 Stock-Based Incentive Plan**
13	Annual Report to Shareholders
14	Code of Ethics ***
21	Subsidiaries of Registrant
23	Consent of Plante & Moran PLLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.
**	Incorporate by reference to the Definitive Proxy materials filed on April 10, 2006 (No. 000-31957).
***	Incorporated by reference to the Annual Report on Form 10-K of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Amy E. Essex
	Michael W. Mahler, Director and		Amy E. Essex, Chief Financial Officer, Treasurer and
	Chief Executive Officer		Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date: March 29, 2013			Date: March 29, 2013

By:	/s/Martin A. Thomson	By:	/s/Keith Wallace
	Martin A. Thomson, Chairman		Keith Wallace, Director

Date: March 29, 2013			Date: March 29, 2013

By:	/s/GaryVanMassenhove	By:	/s/Thomas R. Townsend
	Gary VanMassenhove, Director		Thomas R. Townsend, Director

Date: March 29, 2013			Date: March 29, 2013

By:	/s/James C. Rapin
James C. Rapin, Director

Date: March 29, 2013

