Form 10-Q
period 2013-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2013-05-10
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________ to____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 10, 2013
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$1,960,216	$2,732,109
Overnight deposits with FHLB	21,420	19,701
Total cash and cash equivalents	1,981,636	2,751,810
Securities AFS	51,903,448	50,763,551
Securities HTM	2,345,000	2,345,000
Loans held for sale	115,000	78,712
Loans receivable, net of allowance for loan losses of $1,674,842 and $1,749,915 as of March 31, 2013 and December 31, 2012, respectively	137,583,927	138,911,989
Foreclosed real estate and other repossessed assets	2,405,141	2,387,307
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,323,453	5,394,412
Accrued interest receivable	1,034,410	970,450
Intangible assets	128,670	158,316
Prepaid FDIC premiums	540,372	582,945
Deferred tax asset	382,241	330,831
Originated mortgage servicing rights (net of valuation reserve)	979,961	1,016,070
Bank owned life insurance	4,507,642	4,474,563
Other assets	362,202	402,091
Total assets	$212,859,203	$213,834,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$158,177,800	$158,350,134
Advances from borrowers for taxes and insurance	304,638	132,823
Advances from Federal Home Loan Bank	24,862,885	26,357,962
REPO sweep accounts	3,865,981	3,183,351
Accrued expenses and other liabilities	1,245,267	1,375,093

Total liabilities	188,456,572	189,399,363

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,853,891	23,853,891
Retained earnings	2,833,814	2,766,170
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Accumulated other comprehensive income	646,926	746,723
Total stockholders' equity	24,402,631	24,434,783

Total liabilities and stockholders' equity	$212,859,203	$213,834,146

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income and Comprehensive Income

	For the Three Months
	Ended March 31,
	2013	2012
	(Unaudited)
Interest income:
Interest and fees on loans	$1,816,613	$2,040,208
Interest and dividends on investments
Taxable	115,329	150,180
Tax-exempt	37,695	39,073
Interest on mortgage-backed securities	115,371	179,288
Total interest income	2,085,008	2,408,749

Interest expense:
Interest on deposits	221,902	280,544
Interest on borrowings	99,441	183,634
Total interest expense	321,343	464,178

Net interest income	1,763,664	1,944,571
Provision for loan losses	144,074	376,268
Net interest income after provision for loan losses	1,619,591	1,568,303

Non-interest income:
Service charges and other fees	192,440	169,953
Mortgage banking activities	170,432	220,560
Net income (loss) on sale of premises and equipment, real estate owned and other repossessed assets	6,479	(2,089)
Other	70,992	58,399
Total non-interest income	440,343	446,823

Non-interest expense:
Compensation and employee benefits	1,159,257	1,271,958
FDIC Insurance Premiums	45,699	47,479
Advertising	38,919	33,115
Occupancy	233,446	241,916
Amortization of intangible assets	29,646	73,113
Service bureau charges	77,494	78,787
Professional services	72,863	94,735
Other	334,965	459,548
Total non-interest expense	1,992,290	2,300,651

Income (loss) before income tax expense or benefit	67,644	(285,526)
Income tax benefit	-	(886,200)

Net Income	$67,644	$600,675

Other Comprehensive Income (Loss)
Net Income	$67,644	$600,675
Change in unrealized gain (loss) on available-for-sale securities, net of tax ...	(99,797)	59,183

Comprehensive Income (Loss)	$(32,153)	$659,858

Per share data:
Net Income per share
Basic	$0.02	$0.21
Diluted	$0.02	$0.21

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049
Dividends per common share	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2012	31,918	(2,963,918)	23,853,891	2,766,170	746,723	24,434,784

Net income	-	-	-	67,644	-	67,644

Change in unrealized gain on available-for-sale securities (net of tax of $51,411)	-	-	-	-	(99,797)	(99,797)

Balance at March 31, 2013	31,918	(2,963,918)	23,853,891	2,833,814	646,926	24,402,631

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$67,644	$600,675
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100,605	156,237
Provision for loan loss	144,074	376,268
Amortization and accretion on securities	152,447	112,413
Stock-based compensation	-	978
Gain on sale of loans held for sale	(70,471)	(99,903)
Originations of loans held for sale	(4,427,961)	(7,697,851)
Proceeds from sale of loans held for sale	4,462,144	7,491,195
Loss on sale of fixed assets	-	1,123
(Gain) loss on sale of real estate owned and other repossessed assets	(6,479)	967
Net change in:
Accrued interest receivable	(63,960)	(12,243)
Other assets	76,000	(8,064)
Prepaid FDIC insurance premiums	42,573	44,209
Bank owned life insurance	(33,079)	-
Deferred income tax benefit	-	(886,200)
Accrued expenses and other liabilities	(129,826)	(366,221)
Net cash provided by (used in) operating activities	313,711	(286,417)

Cash Flows from Investing Activities:
Net decrease in loans	975,988	654,797
Proceeds from maturies and calls of available-for-sale securities	3,990,226	3,046,478
Proceeds from sale of real estate and other repossessed assets	196,645	439,933
Purchase of securities	(5,433,778)	(3,027,942)
Purchase of premises and equipment	-	(34,487)
Net cash (used in) provided by investing activities	(270,919)	1,078,779

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(172,334)	457,260
Net increase in Repo Sweep accounts	682,630	14,091
Net increase in advances from borrowers	171,815	175,999
Advances from Federal Home Loan Bank	13,930,000	8,075,000
Repayments of Federal Home Loan Bank advances	(15,425,077)	(9,850,000)
Net cash used in financing activities	(812,966)	(1,127,650)

Net decrease in cash and cash equivalents	(770,174)	(335,288)
Cash and cash equivalents at beginning of period	2,751,810	2,749,498
Cash and cash equivalents at end of period	$1,981,636	$2,414,210

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$332,503	$484,792
Transfers of loans to foreclosed real estate and repossessed assets	208,000	649,564

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$7,663	$54	$(6)	7,711
Municipal obligations	11,510	333	(30)	11,813
Corporate bonds & other obligations	1,122	17	-	1,139
Mortgage-backed securities	30,626	653	(41)	31,238
Equity securities	3	-	(1)	2

Total	$50,924	$1,057	$(78)	$51,903

Securities Held to Maturity
Municipal obligations	$2,345	$195	$-	$2,540

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$9,181	$66	$-	9,247
Municipal obligations	10,413	368	(23)	10,758
Corporate bonds & other obligations	1,135	15	-	1,150
Mortgage-backed securities	28,901	736	(29)	29,608
Equity securities	3	-	(2)	1

Total	$49,633	$1,185	$(54)	$50,764

Securities Held to Maturity
Municipal obligations	$2,345	$225	$-	$2,570

The amortized cost and estimated market value of securities at March 31, 2013, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	March 31, 2013
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$2,574	$2,583
Due after one year through five years	11,425	11,665
Due in five year through ten years	6,010	6,051
Due after ten years	286	364

Subtotal	20,295	20,663

Equity securities	3	2
Mortgage-backed securities	30,626	31,238

Total	$50,924	$51,903

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	480	511
Due in five year through ten years	635	690
Due after ten years	1,140	1,248

Total	$2,345	$2,540

At March 31, 2013 and December 31, 2012, securities with a carrying value and fair value of $40,289,000 and $44,135,000, respectively, were pledged to secure our REPO sweep accounts, FHLB advances and our line of credit at the Federal Reserve.

There were no security sales in either the three months ended March 31, 2013 or 2012.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$993	$(6)	$-	$-
Municipal obligations	4,065	(30)	-	-
Mortgage-backed securities	7,146	(34)	1,040	(7)
Equity securities	-	-	2	(1)

Total	$12,204	$(70)	$1,042	$(8)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	1,537	(23)	-	-
Mortgage-backed securities	2,725	(13)	1,687	(16)
Equity securities	-	-	1	(2)

Total	$4,262	$(36)	$1,688	$(18)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

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

Note 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2013	2012
	(in thousands)
Real estate loans:
Residential mortgage	$66,363	$66,539
Commercial loans:
Secured by real estate	52,775	54,673
Other	9,473	8,102
Total commercial loans	62,248	62,775

Consumer loans:
Secured by real estate	9,813	10,409
Other	1,156	1,259

Total consumer loans	10,969	11,668
Total gross loans	$139,580	$140,982
Less:
Net deferred loan fees	(321)	(320)
Allowance for loan losses	(1,675)	(1,750)

Total loans, net	$137,584	$138,912

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012:

As of March 31, 2013
							Recorded
			Greater than			Total	Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$2,445	$2,618	$-
Commercial Real Estate - other	867	1,112	2,506	4,485	45,672	50,157	-
Commercial - non real estate	53	-	-	53	9,420	9,473	-

Consumer:
Consumer - Real Estate	89	3	-	92	9,721	9,813	-
Consumer - Other	-	-	6	6	1,150	1,156	6

Residential:
Residential	2,052	-	1,455	3,507	62,856	66,363	97
Total	$3,061	$1,115	$4,140	$8,316	$131,264	$139,580	$103

As of December 31, 2012
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$2,073	$2,246	$-
Commercial Real Estate - other	3,210	540	282	4,032	48,395	52,427	-
Commercial - non real estate	113	-	-	113	7,989	8,102	-

Consumer:
Consumer - Real Estate	59	-	13	72	10,337	10,409	-
Consumer - Other	11	5	6	22	1,237	1,259	6

Residential:
Residential	2,047	796	1,198	4,041	62,498	66,539	61
Total	$5,440	$1,341	$1,672	$8,453	$132,529	$140,982	$67

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2013 and December 31, 2012:

As of March 31, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	1,171	13,102	3,676
4	1,275	26,539	5,510
5	-	2,564	96
6	173	7,951	191
7	-	-	-
8	-	-	-
Total	$2,619	$50,156	$9,473

As of December 31, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	615	13,895	2,376
4	1,458	27,488	5,489
5	-	2,712	37
6	173	8,332	200
7	-	-	-
8	-	-	-
Total	$2,246	$52,427	$8,102

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of March 31, 2013 and December 31, 2012.

As of March 31, 2013
(dollars in thousands)
Residential

Loan Grade:
Pass	$64,436
Special Mention	-
Substandard	1,927
Total	$66,363

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$9,804	$1,150
Nonperforming	9	6
Total	$9,813	$1,156

As of December 31, 2012

Residential
(dollars in thousands)
Loan Grade:
Pass	$64,668
Special Mention	-
Substandard	1,871
Total	$66,539

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$10,381	$1,253
Nonperforming	28	6
Total	$10,409	$1,259

The following table presents the recorded investment in non-accrual loans by class as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	2,506	2,851
Commercial	-	-

Consumer:
Consumer - real estate	9	28
Consumer – other	-	1

Residential:
Residential	1,831	1,810

Total	$4,519	$4,863

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

The Bank has classified approximately $4,640,000 of its impaired loans as troubled debt restructurings as of March 31, 2013.

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the three months ended March 31, 2013			For the three months ended March 31, 2013
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	1	412	410	-	-
Commercial - non real estate	-	-	-	-	-
Residential	2	331	270	1	190
Total	3	$743	$680	1	$190

	Troubled Debt Restructurings			Troubled Debt Restructurings that
	For the three months ended March 31, 2012			For the three months ended March 31, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commercial Loans	-	$-	$-	$-	$-
Commerical Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	2	1,628	1,621	-	-
Consumer - Real Estate	-	-	-	-	-
Consumer - Other	-	-	-	-	-
Residential	-	-	-	-	-
Total	2	$1,628	$1,621	-	$-

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

The following table presents the loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

				For the Three Months Ended
Impaired Loans				March 31,
As of March 31, 2013				2013
	Unpaid Principal	Recorded	Related	Average	Interest
	Balance	Investment	Allowance	Recorded	Income
				Investment	Recognized
	(dollars in thousands)			(dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-
Commercial Real Estate - Other	3,196	3,096	-	3,118	24
Consumer - Real Estate	10	9	-	10	-
Consumer - Other	-	-	-	-	-
Residential	1,904	1,601	-	1,751	1

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	3,607	3,607	48	3,612	19
Consumer - Real Estate	-	-	-	-	-
Consumer - Other	1	-	-	1	-
Residential	309	309	89	309	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-
Commercial Real Estate - Other	$6,803	$6,703	$48	$6,730	$43
Consumer - Real Estate	$10	$9	$-	$10	$-
Consumer - Other	$1	$-	$-	$1	$-
Residential	$2,213	$1,910	$89	$2,060	$1

				For the Twelve Months Ended
Impaired Loans				December 31,
As of December 31, 2012				2012
				Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-
Commercial Real Estate - Other	4,869	4,535	-	5,084	138
Consumer - Real Estate	33	28	-	34	-
Consumer - Other	1	1	-	3	-
Residential	1,365	1,194	-	1,359	-

With a specific allowance recorded:
Commercial	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-
Commercial Real Estate - Other	2,138	2,127	101	2,167	80
Consumer - Real Estate	-	-	-	-	-
Consumer - Other	-	-	-	-	-
Residential	616	616	141	642	-

Totals:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-
Commercial Real Estate - Other	$7,007	$6,662	$101	$7,251	$218
Consumer - Real Estate	$33	$28	$-	$34	$-
Consumer - Other	$1	$1	$-	$3	$-
Residential	$1,981	$1,810	$141	$2,001	$-

The Allowance for Loan and Lease Losses has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarters ended March 31, 2013 and 2012, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended March 31, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$-	$1,750
Charge-offs	-	(85)	-	(7)	(6)	(162)	-	(260)
Recoveries	-	10	-	15	4	12	-	41
Provision	25	5	18	(20)	(5)	121	-	144
Ending Balance	$89	$509	$87	$87	$26	$877	$-	$1,675

Loan Balances Individually Evaluated for Impairment
As of March 31, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$48	$-	$-	$-	$89	$-	$137

Ending balance: loans collectively evaluated for impairment	$89	$461	$87	$87	$26	$788	$-	$1,538

Loans:
Ending Balance	$2,618	$50,156	$9,473	$9,813	$1,156	$66,364	$-	$139,580

Ending balance: individually evaluated for impairment	$173	$6,703	$-	$9	$-	$1,910	$-	$8,795

Ending balance: loans collectively evaluated for impairment	$2,445	$43,453	$9,473	$9,804	$1,156	$64,454	$-	$130,785

For the Three Months Ended March 31, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(55)	-	(19)	(7)	(166)	-	(247)
Recoveries	-	4	-	5	2	5	-	16
Provision	(10)	173	(12)	(6)	1	230	-	376
Ending Balance	$-	$515	$41	$126	$42	$939	$-	$1,663

Loan Balances Individually Evaluated for Impairment
As of March 31, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$213	$-	$-	$-	$245	$-	$458

Ending balance: loans collectively evaluated for impairment	$-	$302	$41	$126	$42	$694	$-	$1,205

Loans:
Ending Balance	$173	$53,140	$7,191	$12,485	$1,359	$66,798	$-	$141,146

Ending balance: individually evaluated for impairment	$173	$3,333	$-	$145	$14	$1,966	$-	$5,631

Ending balance: loans collectively evaluated for impairment	$-	$49,807	$7,191	$12,340	$1,345	$64,832	$-	$135,515

Note 5—DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

Note 6—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of share options to its employees for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders on May 17, 2006, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as Stock Options is 173,386 and the maximum that can be granted as Restricted Stock Awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Those option awards generally vest based on five years of continual service and have ten year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three months ended March 31, 2013 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2013 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2013	167,620	$9.53	3.38	$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(2,950)	$9.65

Oustanding at March 31, 2013	164,670	$9.53	3.38	$0

Options Exercisable at March 31, 2013	164,670	$9.53	3.38	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $4.68 on March 31, 2013 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on March 31, 2013. The amount changes based on the fair market value of the stock.

As of March 31, 2013 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended March 31, 2013. In addition, there were no non-vested options as of March 31, 2013.

Restricted Stock Awards - As of March 31, 2013 all restricted stock awards have vested; therefore the Company had no unrecognized compensation cost under the Plans.

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

At March 31, 2013, the Company had outstanding commitments to originate loans of $20.3 million. These commitments included the following:

As of
March 31, 2013
(in thousands)

Commitments to grant loans	$7,771
Unfunded commitments under lines of credit	12,437
Commercial and standby letters of credit	59

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$-	$7,711	$-	$7,711
Municipal obligations	-	11,813	-	11,813
Corporate bonds	-	1,139	-	1,139
Mortgage-backed securities	-	31,238	-	31,238
Equity securities	-	2	-	2

Total investment securities - available-for-sale	$-	$51,903	$-	$51,903

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$9,247	$-	$9,247
Municipal obligations	-	10,758	-	10,758
Corporate securities	-	1,150		1,150
Mortgage-backed securities	-	29,608	-	29,608
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$50,764	$-	$50,764

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2012 to March 31, 2013. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$6,876	$-	$-	$6,876

Other real estate owned -residential mortgages	$765	$-	$-	$765

Other Real estate owned - commercial	$520	$-	$-	$519

Other repossessed assets	$1,121			$1,121

Total assets at fair value on a non-recurring basis				$9,281

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$6,835	$-	$-	$6,835

Other real estate owned -residential mortgages	$947	$-	$-	$947

Other real estate owned - commercial	$319	$-	$-	$319

Other repossessed assets	$1,121	$-	$-	$1,121

Total assets at fair value on a non-recurring basis				$9,222

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

March 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$1,982	$1,982	$-	$-	$1,982
Securities available for sale	51,903	-	51,903	-	51,903
Securities held to maturity	2,345	-	2,540	-	2,540
Loans held for sale	115	-	-	145	145
Loans receivable - net	137,584	-	-	139,101	139,101
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	1,034	-	1,034	-	1,034

Financial liabilities:
Customer deposits	158,178	-	159,082	-	159,082
Federal Home Loan Bank advances	24,863	-	24,886	-	24,886
REPO sweep accounts	3,866	-	3,866	-	3,866
Accrued interest payable	89	-	89	-	89

December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,752	$2,752	$-	$-	$2,752
Securities available for sale	50,764	-	50,764	-	50,764
Securities held to maturity	2,345	-	2,570	-	2,570
Loans held for sale	79			84	84
Loans receivable - net	138,912	-	-	140,877	140,877
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	970	-	970	-	970

Financial liabilities:
Customer deposits	158,350	-	159,335	-	159,335
Federal Home Loan Bank advances	26,358	-	26,493	-	26,493
REPO sweep accounts	3,183	-	3,183	-	3,183
Accrued interest payable	100	-	100	-	100

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2013 and December 31, 2012, and the results of operations for the three-month periods ended March 31, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended March 31, 2013, the Company had net income of $68,000, or $0.02 per basic and diluted share, compared to $601,000, or $0.21 per basic and diluted share, for the year earlier period, a decrease of $533,000. The 2012 quarter was impacted by an $866,000 credit to the valuation allowance on its deferred tax asset to income tax expense. See page 27 for further discussion on income taxes.

Total assets decreased by $975,000, or 0.5%, from $213.8 million as of December 31, 2012 to $212.9 million as of March 31, 2013. Cash and cash equivalents decreased by $770,000 while investment securities available for sale increased by $1.1 million and net loans receivable decreased $1.3 million during the quarter. Total deposits decreased $172,000 from December 31, 2012 to March 31, 2013 while Federal Home Loan Bank advances decreased by $1.5 million and stockholders’ equity decreased by $32,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2013, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2012 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS: Total assets decreased $975,000, or 0.5%, to $212.9 million at March 31, 2013 from $213.8 million at December 31, 2012. Net loans receivable decreased $1.3 million, or 1.0%, to $137.6 million at March 31, 2013 from $138.9 million at December 31, 2012, resulting primarily from a decrease of $699,000 and $527,000 in our consumer and commercial loan portfolios, respectfully. Our residential mortgage portfolio remained relatively unchanged period over period. Investment securities AFS increased $1.1 million from $50.8 million at December 31, 2012 to $51.9 million at March 31, 2013, due primarily to purchases of mortgage-backed securities during the period. Cash and cash equivalents decreased $772,000, or 28.3% to $2.0 million at March 31, 2013 from $2.7 million at December 31, 2012.

LIABILITIES: Deposits decreased $172,000 to $158.2 million at March 31, 2013 from $158.4 million at December 31, 2012. During this time period, we experienced an increase of $934,000 in our savings, money market and checking accounts, which was more than offset by a decrease of $1.2 million in our certificates of deposit. FHLB advances decreased $1.5 million, or 5.7% to $24.9 million at March 31, 2013 from $26.4 million at December 31, 2012, as proceeds from loan payments and payoffs, as well as cash on hand, were used to pay off maturing advances.

EQUITY: Stockholders’ equity decreased slightly and was $24.4 million at March 31, 2013 and December 31, 2012. The decrease was due primarily to net earnings for the three-month period of $68,000 partially offset by a decrease of $100,000 in the unrealized gain on available-for-sale investment securities

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

General: Net income decreased by $533,000 to $68,000 for the three months ended March 31, 2013 from $601,000 for the quarter ended March 31, 2012.

Interest Income: Interest income decreased to $2.1 million for the three months ended March 31, 2013 from $2.4 million for the comparable period in 2012 as the average balance of interest earning assets decreased by $4.6 million from $200.9 million for the three months ended March 31, 2012 to $196.3 million for the three months ended March 31, 2013 and the average yield on interest earning assets decreased 52 basis points over that same time period from 4.80% to 4.28%. The yield on our mortgage loan portfolio decreased by 59 basis points to 5.14% for the three month period ended March 31, 2013 from 5.73% the year-earlier period, while the average balance of that portfolio remained relatively unchanged at $66.7 million period over period. The average balance of our non-mortgage loan portfolio decreased $887,000 to $74.0 million for the three months ended March 31, 2013 from the 2012 quarter, while the yield on this portfolio decreased 56 basis points to 5.25% from 5.81% period over period. The average balance of our investment portfolio decreased $4.2 million from the three months ended March 31, 2012 to the same period in 2013 while the yield on our investments decreased by 57 basis points period over period as agency securities matured and mortgage backed securities were paid off and replaced with securities with lower yields due to market interest rates.

Interest Expense: Interest expense decreased to $321,000 for the three months ended March 31, 2013 from $464,000 for the three months ended March 31, 2012. The decrease was due in part to a $9.1 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 27 basis points from 1.05% to 0.78% period over period. Most notably, the average balance of our Federal Home Loan Bank advances decreased $8.2 million for the three-month period ended March 31, 2013 from the same period in 2012. The cost of these advances decreased 59 basis points from 2.06% to 1.47% period over period. In addition, our average balance in certificates of deposit decreased $4.5 million with the cost of these deposits decreasing 24 basis points from 1.33% to 1.09% for the quarter ended March 31, 2012 and March 31, 2013, respectively. For the three month period ended March 31, 2013 the average balance of REPO sweep deposits decreased by $2.0 million when compared to the same period in 2012. These decreases were partially offset by average balance increases of $3.0 million in our money market and NOW accounts and $2.6 million in our savings deposits when comparing the three months ended March 31, 2013 to the same period in 2012.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Three Months Ended March 31, 2013
	Compared to
	Three Months Ended March 31, 2012
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(14)	$(210)	$(224)
Investment securities	(24)	(74)	$(98)
Other investments	2	(4)	$(2)

Total interest-earning assets	(36)	(288)	(324)

Interest-bearing liabilities:
Savings Deposits	-	-	-
Money Market/NOW accounts	1	-	1
Certificates of Deposit	(15)	(45)	(60)
Deposits	(14)	(45)	(59)
Borrowed funds	(91)	7	(84)

Total interest-bearing liabilities	(105)	(38)	(143)

Change in net interest income	$69	$(250)	$(181)

Net Interest Income: Net interest income decreased by $181,000, to $1.8 million for the three months ended March 31, 2013 from $1.9 million for the prior year period. For the three months ended March 31, 2013, average interest-earning assets decreased $4.6 million, or 2.3%, to $196.3 million when compared to the same period in 2012. Average interest-bearing liabilities decreased $9.1 million, or 5.1%, to $168.3 million for the quarter ended March 31, 2013 from $177.4 million for the quarter ended March 31, 2012. While the average balance of interest-bearing deposits decreased significantly the Company saw an increase of $5.9 million of average balances in non interest-bearing deposits for the quarter ended of March 31, 2013 compared to the year earlier period in 2012. The yield on average interest-earning assets decreased to 4.28% for the three month period ended March 31, 2013 from 4.80% for the same period ended in 2012 as we continued to see a decline in loan rates period over period. In addition, the cost of average interest-bearing liabilities decreased to 0.78% from 1.05% for the three month periods ended March 31, 2013 and 2012, respectively. Our interest rate spread decreased by 25 basis points to 3.50% from 3.75% while our net interest margin decreased by 26 basis points to 3.61% for the three-month period ended March 31, 2013 from 3.87% for same period in 2012. In an effort to offset declining levels of net interest income, the Company continues to pursue loan opportunities in our market area with qualified borrowers in addition to seeking continued growth of low cost core deposits. At March 31, 2013 the Company had outstanding loan commitments of $20.3 million. During the three months ended March 31, 2013 the Company grew average interest bearing core deposits by $3.0 million.

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

The provision for loan losses for the three-month period ended March 31, 2013 was $144,000, as compared to $376,000 for the three months ended March 31, 2012. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. Beginning with the quarter ended March 31, 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we were using a twelve-quarter rolling average. During the quarter ended March 31, 2012, we added specific reserves of approximately $200,000 on two commercial credit relationships which were reclassified as Troubled Debt Restructurings. In addition, we recorded specific reserves of approximately $200,000 on several residential mortgage loans which had progressed in the foreclosure process during the quarter. By comparison, the first quarter of 2013 had fewer loans requiring specific reserves along with lower levels of charge-offs. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2013
Real estate loans:
Construction	$4,042	$-	$173
One - to four - family	64,940	97	1,831
Commercial Mortgages	50,156	-	2,506
Home equity lines of credit/ Junior liens	9,813	-	-
Commercial loans	9,473	-	-
Consumer loans	1,156	6	9

Total gross loans	$139,580	$103	$4,519
Less:
Net deferred loan fees	(321)	(2)	(6)
Allowance for loan losses	(1,675)	-	(246)
Total loans, net	$137,584	$101	$4,267

At December 31, 2012
Real estate loans:
Construction	$3,208	$-	$173
One - to four - family	65,578	61	1,810
Commercial Mortgages	52,427	-	2,851
Home equity lines of credit/Junior liens	10,409	-	28
Commercial loans	8,102	-	-
Consumer loans	1,258	6	1

Total gross loans	$140,982	$67	$4,863
Less:
Net deferred loan fees	(320)	-	(5)
Allowance for loan losses	(1,750)	-	(346)
Total loans, net	$138,912	$67	$4,512

Non Interest Income: Non-interest income was relatively unchanged for the quarters ended March 31, 2013 and 2012. Mortgage banking activities were $50,000 lower for the three months ended March 31, 2013 when compared to the same period a year earlier. This decrease was partially offset by increases of $22,000 in service charge fee income and $19,000 of income related to bank owned life insurance that was purchased during the fourth quarter of 2012.

Non Interest Expense: Non interest expense decreased by $308,000 from $2.3 million for the three months ended March 31, 2012 to $2.0 million for the 2013 period. Most notably, other expenses decreased by $125,000 period over period as we experienced an $111,000 decrease in real estate owned expenses related to troubled credits. In addition, compensation and employee benefits decreased $113,000 period over period as we reduced staffing, suspended our accrual of the elective contribution to the Company’s 401(k) plan and reduced health insurance premiums as a result of self insuring deductibles for employee insurance coverage.

Income Taxes: For the quarter ended March 31, 2013, the Company recorded no tax expense. By comparison, during the quarter ended March 31, 2012, the Company recorded an income tax benefit of $886,000. The variance of $886,000 relates to the partial recovery, during the 2012 quarter, of a valuation allowance for our Deferred Tax Asset (DTA) that was established in 2009. The valuation allowance was recorded in 2009 against the DTA because management determined that it was more likely than not that some or all of the DTA would not be realized. At March 31, 2012, management reevaluated the Company’s valuation allowance related to its DTA. The analysis of the DTA was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with the generally accepted accounting principles, management concluded that the utilization of this asset was “more likely than not.” Accordingly, as of March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the DTA were: improved core profitability of the Bank in 2010 and 2011; substantial improvement in 2010 and 2011 of non-performing asset levels, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years. However, during the fourth quarter of 2012 the $866,000 was reversed as a result of management’s reevaluation of the DTA and determination that it was more likely than not that some or all of the DTA would not be realized during the period. Management’s decision to reverse the DTA recovery in the fourth quarter of 2012 was influenced by several factors including a higher than anticipated provision expense recorded throughout the year, lower than expected commercial loan demand and lastly placing two large commercial loans into non-accrual status during the fourth quarter. A valuation allowance of $3.2 million remains on our current DTA as of March 31, 2013.

The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will fully expire in the year 2032.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of March 31, 2013 was $55.8 million, or 46.5%, compared to $52.5 million, or 42.5%, at December 31, 2012. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of March 31, 2013, the Bank had unused borrowing capacity totaling $35.3 million at the FHLB based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2013, the Company originated $6.9 million in residential mortgage loans, of which $2.5 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $11.7 million in originations during the first three months of 2012 of which $4.0 million were retained in portfolio. The Company also originated $6.2 million of commercial loans and $253,000 of consumer loans in the first three months of 2013 compared to $3.0 million of commercial loans and $179,000 of consumer loans for the same period in 2012. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.6% and 47.3%, commercial loans 44.6% and 42.9% and consumer loans 7.9% and 9.8% at March 31, 2013 and March 31, 2012, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes. At March 31, 2013 deposits funded 74.3% of the Company’s total assets compared to 69.9% at December 31, 2012. Certificates of deposit scheduled to mature in less than one year at March 31, 2013 totaled $35.5 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Future liquidity needs are expected to be satisfied through the use of FHLB borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2013 the Company had $24.9 million in FHLB advances, of which $7.1 million will mature during 2013. FHLB borrowings as a percentage of total assets were 11.7% at March 31, 2013 as compared to 12.3% at December 31, 2012. The Company has sufficient available collateral to obtain additional advances of $35.3 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2013 was $24.4 million, or 11.5% of total assets, compared to $24.4 million, or 11.4% of total assets, at December 31, 2012 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at March 31, 2013. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2013:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,218	10.47%	$8,486	4.00%	$10,608	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,893	17.66%	$10,824	8.00%	$13,530	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,218	16.42%	$5,412	4.00%	$8,118	6.00%
Tangible Capital ( to tangible assets)	$22,218	10.47%	$3,182	1.50%	$4,243	2.00%

ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and VP - Director of Financial Reporting & Accounting, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and VP - Director of Financial Reporting & Accounting concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2013

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At March 31, 2013 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

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

Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by VP - Director of Financial Reporting & Accounting pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Statement of VP - Director of Financial Reporting & Accounting furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 10, 2013

By:	/s/Eileen M Budnick
Eileen M. Budnick, VP - Director of Financial Reporting & Accounting
(Principal Financial and Accounting Officer)

Date: May 10, 2013

