Form 10-Q
period 2013-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2013-08-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 14, 2013
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$6,295,069	$2,732,109
Overnight deposits with FHLB	29,659	19,701
Total cash and cash equivalents	6,324,728	2,751,810
Securities AFS	48,392,643	50,763,551
Securities HTM	2,305,000	2,345,000
Loans held for sale	423,490	78,712
Loans receivable, net of allowance for loan losses of $1,691,068 and $1,749,915 as of June 30, 2013 and December 31, 2012, respectively	139,260,220	138,911,989
Foreclosed real estate and other repossessed assets	2,097,643	2,387,307
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,212,555	5,394,412
Accrued interest receivable	899,163	970,450
Intangible assets	99,024	158,316
Prepaid FDIC premiums	-	582,945
Deferred tax asset	618,169	330,831
Originated mortgage servicing rights (net of valuation reserve)	949,790	1,016,070
Bank owned life insurance	4,541,215	4,474,563
Other assets	397,841	402,090
Total assets	$214,787,581	$213,834,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$161,347,153	$158,350,134
Advances from borrowers for taxes and insurance	413,182	132,823
Federal Home Loan Bank Advances	24,112,064	26,357,962
REPO Sweep Accounts	3,573,669	3,183,351
Accrued expenses and other liabilities	1,400,375	1,375,092

Total liabilities	190,846,443	189,399,362

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued and outstanding) at June 30, 2013 and December 31, 2012	31,918	31,918
Additional paid-in capital	23,853,891	23,853,891
Retained earnings	2,830,299	2,766,170
Treasury stock at cost (307,750 shares) at June 30, 2013 and December 31, 2012	(2,963,918)	(2,963,918)
Accumulated other comprehensive income	188,948	746,723
Total stockholders' equity	23,941,138	24,434,784

Total liabilities and stockholders' equity	$214,787,581	$213,834,146

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,826,649	$2,011,490	$3,643,262	$4,051,698
Interest and dividends on investments
Taxable	123,991	137,028	239,320	287,208
Tax-exempt	37,348	38,730	75,043	77,803
Interest on mortgage-backed securities	106,795	164,556	222,166	343,844
Total interest income	2,094,783	2,351,804	4,179,791	4,760,553

Interest expense:
Interest on deposits	208,638	263,634	430,540	544,177
Interest on borrowings	76,022	163,655	175,463	347,289
Total interest expense	284,660	427,289	606,003	891,466

Net interest income	1,810,123	1,924,515	3,573,788	3,869,087
Provision for loan losses	195,753	578,315	339,827	954,583
Net interest income after provision for loan losses	1,614,370	1,346,200	3,233,961	2,914,504

Non-interest income:
Service charges and other fees	222,279	187,539	414,719	357,493
Mortgage banking activities	161,691	214,086	332,123	434,645
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(5,729)	(68,015)	750	(70,104)
Other	86,371	57,043	157,363	115,442
Total non-interest income	464,612	390,653	904,955	837,476

Non-interest expense:
Compensation and employee benefits	1,134,644	1,176,584	2,293,901	2,448,542
FDIC Insurance Premiums	48,978	46,645	94,677	94,125
Advertising	28,797	49,370	67,716	82,485
Occupancy	218,209	237,332	451,655	479,248
Amortization of intangible assets	29,646	44,134	59,292	117,247
Service bureau charges	77,089	76,867	154,583	155,654
Professional services	186,970	113,109	259,834	207,844
Other	358,164	398,758	693,129	858,306
Total non-interest expense	2,082,497	2,142,799	4,074,787	4,443,451

Income (loss) before income tax benefit	(3,515)	(405,946)	64,129	(691,471)
Income tax benefit	-	(135,997)	-	(1,022,197)

Net (loss) income	$(3,515)	$(269,949)	$64,129	$330,726

Other comprehensive income (loss):
Net (loss) income	$(3,515)	$(269,949)	$64,129	$330,726
Change in unrealized gain on available-for-sale securities, net of tax	(457,978)	211,032	(557,775)	166,685

Comprehensive income (loss)	$(461,493)	$(58,917)	$(493,646)	$497,411

Per share data:
Net (loss) income per share
Basic	$(0.00)	$(0.09)	$0.02	$0.15
Diluted	$(0.00)	$(0.09)	$0.02	$0.15

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049	2,884,049	2,884,049

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2012	$31,918	$(2,963,918)	$23,853,891	$2,766,170	$746,723	$24,434,784

Net income	-	-	-	64,129	-	64,129

Change in unrealized gain on available-for-sale securities (net of tax of $287,339)	-	-	-	-	(557,775)	(557,775)

Balance at June 30, 2013	$31,918	$(2,963,918)	$23,853,891	$2,830,299	$188,948	$23,941,138

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$64,129	$330,726
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	200,654	276,051
Provision for loan loss	339,827	954,583
Amortization and accretion on securities	303,600	233,277
Stock-based compensation	-	1,699
Gain on sale of loans held for sale	(138,002)	(174,890)
Originations of loans held for sale	(7,931,234)	(12,761,655)
Proceeds from sale of loans held for sale	7,724,458	12,659,736
(Gain) loss on sale of fixed assets	(8,084)	723
Loss on sale of real estate owned and other repossessed assets	7,334	69,382
Net change in:
Accrued interest receivable	71,287	46,921
Other assets	70,530	(15,300)
Prepaid FDIC insurance premiums	582,945	87,594
Bank owned life insurance	(66,652)	(23,722)
Deferred income tax (benefit) expense	-	(939,328)
Accrued expenses and other liabilities	25,283	(207,281)
Net cash provided by operating activities	1,246,075	538,516

Cash Flows from Investing Activities:
Net increase in loans (loans originated, net of principal payments)	(961,058)	(3,405,122)
Proceeds from maturity and sale of available-for-sale securities	10,715,273	9,024,991
Proceeds from sale of property and equipment	55,164	400
Proceeds from sale of real estate owned and other repossed assets	555,330	1,712,662
Purchase of securities	(9,453,079)	(8,191,262)
Purchase of premises and equipment	(6,585)	(84,869)
Net cash provided by (used for) investing activities	905,045	(943,200)

Cash Flows from Financing Activities:
Net increase in deposits	2,997,019	3,784,755
Net increase (decrease) in Repo Sweep accounts	390,318	(1,702,424)
Net increase in advances from borrowers	280,359	295,113
Advances from Federal Home Loan Bank and notes payable	27,625,000	26,350,000
Repayments of Federal Home Loan Bank advances and notes payable	(29,870,898)	(28,400,000)
Net cash provided by financing activities	1,421,798	327,444

Net increase (decrease) in cash and cash equivalents	3,572,918	(77,240)
Cash and cash equivalents at beginning of period	2,751,810	2,749,498
Cash and cash equivalents at end of period	$6,324,728	$2,672,258

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$622,719	$919,561
Transfers of loans to foreclosed real estate and repossessed assets	$273,000	$884,803

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$5,144	$38	$(58)	$5,124
Municipal obligations	11,901	283	(115)	12,069
Corporate bonds & other obligations	1,110	12	-	1,122
Mortgage-backed securities	29,949	365	(239)	30,075
Equity securities	2	1	-	3

Total	$48,106	$699	$(412)	$48,393

Securities Held to Maturity
Municipal obligations	$2,305	$190	$-	$2,495

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$9,181	$66	$-	9,247
Municipal obligations	10,413	368	(23)	10,758
Corporate bonds & other obligations	1,135	15	-	1,150
Mortgage-backed securities	28,901	736	(29)	29,608
Equity securities	3	-	(2)	1

Total	$49,633	$1,185	$(54)	$50,764

Securities Held to Maturity
Municipal obligations	$2,345	$225	$-	$2,570

The amortized cost and estimated market value of securities at June 30, 2013, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2013
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$2,096	$2,110
Due after one year through five years	9,063	9,230
Due in five year through ten years	6,736	6,655
Due after ten years	260	320

Subtotal	18,155	18,315

Equity securities	2	3
Mortgage-backed securities	29,949	30,075

Total	$48,106	$48,393

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	1,615	1,714
Due in five year through ten years	300	340
Due after ten years	300	350

Total	$2,305	$2,495

At June 30, 2013 and December 31, 2012, securities with a carrying value and fair value of $36,268,000 and $44,135,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

For the six months ended June 30, 2013 and 2012 there were no sales of securities from the investment portfolio.

The following is a summary of securities that had unrealized losses at June 30, 2013 and December 31, 2012. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2013 there were 27 securities with unrealized losses totaling $412,000 and at December 31, 2012, the Company held 9 securities with unrealized losses totaling $54,000.

	June 30, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$941	$(58)	$-	$-
Corporate bonds & other obligations	-	-	-	-
Municipal obligations	6,382	(101)	502	(14)
Mortgage-backed securities	11,199	(231)	986	(8)
Equity securities	-	-	-	-

Total	$18,522	$(390)	$1,488	$(22)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	1,537	(23)	-	-
Mortgage-backed securities	2,725	(13)	1,687	(16)
Equity securities	-	-	1	(2)

Total	$4,262	$(36)	$1,688	$(18)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2013	2012
	(in thousands)
Real estate loans:
Residential mortgage	$65,225	$66,539
Commercial loans:
Secured by real estate	53,457	54,673
Other	12,052	8,102
Total commercial loans	65,509	62,775

Consumer loans:
Secured by real estate	9,371	10,409
Other	1,152	1,259

Total consumer loans	10,523	11,668
Total gross loans	$141,257	$140,982
Less:
Net deferred loan fees	(306)	(320)
Allowance for loan losses	(1,691)	(1,750)

Total loans, net	$139,260	$138,912

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012:

As of June 30, 2013
							Recorded
			Greater than				Investment > 90
	30 – 59 Days	60 – 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$-	$173	$-
Commercial Real Estate - other	84	1,296	2,506	3,886	49,398	53,284	-
Commercial - non real estate	24	-	-	24	12,028	12,052	-

Consumer:
Consumer - Real Estate	345	5	4	354	9,017	9,371	-
Consumer - Other	4	-	-	4	1,148	1,152	4

Residential:
Residential	1,492	717	1,193	3,402	61,823	65,225	-
Total	$1,949	$2,018	$3,876	$7,843	$133,414	$141,257	$4

As of December 31, 2012
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$2,073	$2,246	$-
Commercial Real Estate - other	3,210	540	282	4,032	48,395	52,427	-
Commercial - non real estate	113	-	-	113	7,989	8,102	-

Consumer:
Consumer - Real Estate	59	-	13	72	10,337	10,409	-
Consumer - Other	11	5	6	22	1,237	1,259	6

Residential:
Residential	2,047	796	1,198	4,041	62,498	66,539	61
Total	$5,440	$1,341	$1,672	$8,453	$132,529	$140,982	$67

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2013 and December 31, 2012:

As of June 30, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	-	14,255	6,157
4	-	28,317	5,573
5	-	4,207	131
6	173	6,505	191
7	-	-	-
8	-	-	-
Total	$173	$53,284	$12,052

As of December 31, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	615	13,895	2,376
4	1,458	27,488	5,489
5	-	2,712	37
6	173	8,332	200
7	-	-	-
8	-	-	-
Total	$2,246	$52,427	$8,102

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of June 30, 2013 and December 31, 2012:

As of June 30, 2013
(dollars in thousands)
Residential

Loan Grade:
Pass	$63,628
Special Mention	-
Substandard	1,597
Total	$65,225

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$9,360	$1,152
Nonperforming	11	-
Total	$9,371	$1,152

As of December 31, 2012
Residential
(dollars in thousands)
Loan Grade:
Pass	$64,668
Special Mention	-
Substandard	1,871
Total	$66,539

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$10,381	$1,253
Nonperforming	28	6
Total	$10,409	$1,259

The following table presents the recorded investment in non-accrual loans by class as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	2,627	2,851
Commercial	-	-

Consumer:
Consumer - real estate	8	28
Consumer - other	-	1

Residential:
Residential	1,597	1,810

Total	$4,405	$4,863

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

The Bank has classified approximately $6,590,000 of its impaired loans as troubled debt restructurings as of June 30, 2013. There were no commitments to extend credit to borrowers with loans classified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the three months ended June 30, 2013			For the three months ended June 30, 2013
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	1	2,030	2,030	-	-
Commercial - non real estate	-	-	-	-	-
Residential	-	-	-	-	-
Total	1	$2,030	$2,030	-	$-

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the three months ended June 30, 2012			For the three months ended June 30, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	-	-	-	1	63
Commercial - non real estate	1	35	34	-	-
Residential	-	-	-	-	-
Total	1	$35	$34	1	$63

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the six months ended June 30, 2013			For the six months ended June 30, 2013
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	2	2,442	2,437	-	-
Consumer - Real Estate	-	-	-	-	-
Residential	2	331	270	1	190
Total	4	$2,773	$2,707	1	$190

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the six months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	-	-	-	1	63
Commercial - non real estate	3	1,663	1,655	-	-
Residential	-	-	-	-	-
Total	3	$1,663	$1,655	1	$63

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of June 30, 2013				2013		2013
				Average	Interest	Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(dollars in thousands)					(dollars in thousands)
With no specific allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	3,249	3,149	-	3,172	33	3,195	60
Consumer - Real Estate	9	8	-	9	-	10	-
Consumer - Other	-	-	-	-	-	-	-
Residential	2,118	1,676	-	1,793	1	1,797	2

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	3,596	3,596	322	3,602	20	3,607	39
Consumer - Real Estate	-	-	-	-	-	-	-
Consumer - Other	-	-	-	-	-	-	-
Residential	-	-	-	-	-	-	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$6,845	$6,745	$322	$6,774	$53	$6,802	$99
Consumer - Real Estate	$9	$8	$-	$9	$-	$10	$-
Consumer - Other	$-	$-	$-	$-	$-	$-	$-
Residential	$2,118	$1,676	$-	$1,793	$1	$1,797	$2

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of December 31, 2012				2012		2012
				Average	Interest	Average	Interest
	Unpaid Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
With no specific allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	4,869	4,535	-	758	11	751	26
Consumer - Real Estate	33	28	-	134	-	135	-
Consumer - Other	1	1	-	15	-	15	-
Residential	1,365	1,194	-	1,848	-	1,861	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	2,138	2,127	101	2,065	20	2,072	48
Consumer - Real Estate	-	-	-	-	-	-	-
Consumer - Other	-	-	-	-	-	-	-
Residential	616	616	141	-	-	-	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$7,007	$6,662	$101	$2,823	$31	$2,823	$74
Consumer - Real Estate	$33	$28	$-	$134	$-	$135	$-
Consumer - Other	$1	$1	$-	$15	$-	$15	$-
Residential	$1,981	$1,810	$141	$1,848	$-	$1,861	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and six months ended June 30, 2013 and June 30, 2012, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$89	$509	$87	$87	$26	$877	$-	$1,675
Charge-offs	-	-	-	-	(6)	(205)	-	(211)
Recoveries	-	1	-	18	-	12	-	31
Provision	(89)	163	(8)	(30)	5	155	-	196
Ending Balance	$-	$673	$79	$75	$25	$839	$-	$1,691

For the Six Months Ended June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$-	$1,750
Charge-offs	-	(85)	-	(7)	(12)	(367)	-	(471)
Recoveries	-	11	-	33	5	24	-	73
Provision	(64)	168	10	(50)	(1)	276	-	339
Ending Balance	$-	$673	$79	$75	$25	$839	$-	$1,691

Loan Balances Individually Evaluated for Impairment
As of June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$322	$-	$-	$-	$-	$-	$322

Ending balance: loans collectively evaluated for impairment	$-	$351	$79	$75	$25	$839	$-	$1,369

Loans:
Ending Balance	$173	$53,284	$12,052	$9,371	$1,152	$65,225	$-	$141,257

Ending balance: individually
evaluated for impairment	$173	$6,745	$8	$-	$-	$1,676	$-	$8,602

Ending balance: loans collectively
evaluated for impairment	$-	$46,539	$12,044	$9,371	$1,152	$63,549	$-	$132,655

For the Three Months Ended June 30, 2012

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$-	$515	$41	$126	$42	$939	$-	$1,663
Charge-offs	-	(72)	-	(19)	(1)	(391)	-	$(483)
Recoveries	-	3	-	3	4	5	-	$15
Provision	-	324	(1)	30	(30)	255	-	$578
Ending Balance	$0	$770	$40	$140	$15	$808	$0	$1,773

For the Six Months Ended June 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(127)	-	(37)	(9)	(557)	-	$(730)
Recoveries	-	8	-	8	4	10	-	$30
Provision	(10)	496	(13)	23	(26)	485	-	$955
Ending Balance	$0	$770	$40	$140	$15	$808	$0	$1,773

Loan Balances Individually Evaluated for Impairment
As of June 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$229	$-	$-	$-	$-	$-	$229

Ending balance: loans collectively evaluated for impairment	$-	$541	$40	$140	$15	$808	$-	$1,544

Loans: Ending Balance	$173	$54,933	$8,618	$12,169	$1,272	$67,362	$-	$144,527

Ending balance: individually evaluated for impairment	$173	$2,814	$-	$130	$12	$1,706	$-	$4,835

Ending balance: loans collectively evaluated for impairment	$-	$52,119	$8,618	$12,039	$1,260	$65,656	$-	$139,692

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

During the three and six months ended June 30, 2013 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2013 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2013	167,620	$9.53	3.4	$-

Granted	-	N/A

Exercised	-	N/A

Forfeited or expired	(4,900)	$9.54

Oustanding at June30, 2013	162,720	$9.53	2.9	$-

Options Exercisable at June 30, 2013	162,720	$9.53	2.9	$-

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $4.38 on June 30, 2013 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the stock.

As of June 30, 2013 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended June 30, 2013. In addition, there were no non-vested options as of June 30, 2013.

Restricted Stock Awards – As of June 30, 2013 all restricted stock awards have vested; therefore the Company had no unrecognized compensation costs under the Plan. There were 5,304 shares available for future stock award grants as of June 30, 2013.

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

At June 30, 2013, the Company had outstanding commitments to originate loans of $21.8 million. These commitments included the following:

As of
June 30, 2013

Commitments to grant loans	$9,795
Unfunded commitments under lines of credit	11,926
Commercial and standby letters of credit	59

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets
Investment securities- available-for-sale:
US Government and agency obligations	$-	$5,124	$-	$5,124
Municipal Obligations	-	12,069	-	12,069
Corporate bonds & other obligations		1,122		1,122
Mortgage-backed securities	-	30,075	-	30,075
Equity securities	-	3	-	3

Total investment securities - available-for-sale	$-	$48,393	$-	$48,393

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
US Government and agency obligations	$-	$9,247	$-	$9,247
Municipal obligations	-	10,758	-	10,758
Corporate securities	-	1,150		1,150
Mortgage-backed securities	-	29,608	-	29,608
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$50,764	$-	$50,764

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2012 to June 30, 2013. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2013
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$6,918	$-	$-	$6,918

Other real estate owned -residential mortgages	$584	$-	$-	$584

Other Real estate owned - commercial	$490	$-	$-	$490

Other repossessed assets	$1,024			$1,024

Total assets at fair value on a non-recurring basis				$9,016

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$6,835	$-	$-	$6,835

Other real estate owned -residential mortgages	$947	$-	$-	$947

Other real estate owned - commercial	$319	$-	$-	$319

Other repossessed assets	$1,121	$-	$-	$1,121

Total assets at fair value on a non-recurring basis				$9,222

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

June 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value

Financial assets:
Cash and cash equivalents	$6,325	$6,325	$-	$-	$6,325
Securities available for sale	48,393	-	48,393	-	48,393
Securities held to maturity	2,305	-	2,495	-	2,495
Loans held for sale	423	-	-	486	486
Loans receivable - net	139,260	-	-	140,234	140,234
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	899	-	899	-	899

Financial liabilities:
Customer deposits	161,347	-	163,225	-	163,225
Federal Home Loan Bank advances	24,112	-	23,689	-	23,689
REPO sweep accounts	3,574	-	3,574	-	3,574
Accrued interest payable	84	-	84	-	84

December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,752	$2,752	$-	$-	$2,752
Securities available for sale	50,764	-	50,764	-	50,764
Securities held to maturity	2,345	-	2,570	-	2,570
Loans held for sale	79			84	84
Loans receivable - net	138,912	-	-	140,877	140,877
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	970	-	970	-	970

Financial liabilities:
Customer deposits	158,350	-	159,335	-	159,335
Federal Home Loan Bank advances	26,358	-	26,493	-	26,493
REPO sweep accounts	3,183	-	3,183	-	3,183
Accrued interest payable	100	-	100	-	100

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2013 and December 31, 2012, and the results of operations for the three- and six-month periods ended June 30, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended June 30, 2013, the Company reported a net loss of $4,000, or less than $0.01 per basic and diluted share, compared to a net loss of $270,000, or $0.09 per basic and diluted share, for the year prior, an increase of $266,000. Net income was $64,000, or $0.02 per basic and diluted share, for the six months ended June 30, 2013 as compared to $331,000, or $0.11 per share, for the same period ended June 30, 2012.

Total assets increased by $953,000, or 0.5%, from $213.8 million as of December 31, 2012 to $214.8 million as of June 30, 2013. Cash and cash equivalents increased by $3.6 million and investment securities available for sale decreased by $2.4 million while net loans receivable increased $348,000 during this time period. In addition, during the three months ended June 30, 2013 the Company received $509,000 as a return of our unused FDIC insurance premiums as a result of the expiration of the prepaid assessment period which began in 2009. Total deposits increased $3.0 million from December 31, 2012 to June 30, 2013, Federal Home Loan Bank advances decreased by $2.2 million, while REPO sweep accounts increased by $390,000, and equity decreased by $494,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2013, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2012 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS: Total assets increased $953,000, or 0.5%, to $214.8 million at June 30, 2013 from $213.8 million at December 31, 2012. Investment securities available for sale decreased $2.4 million, or 4.7%, as a result of a decline in market value in our portfolio of $845,000 from December 31, 2012 to June 30, 2013. Net loans receivable increased $348,000, or 0.3%, to $139.3 million at June 30, 2013 from $138.9 million at December 31, 2012. The increase in net loans was attributable primarily to increased commercial loan production for the six-month period ended June 30, 2013.

LIABILITIES: Deposits increased by $3.0 million to $161.3 million at June 30, 2013 from $158.4 million at December 31, 2012. However, the composition of our deposits changed during the six-month period. We experienced increases of $2.5 million in statement savings accounts, $1.6 million in money market accounts and $1.5 million in NOW demand deposit accounts during the six-month period. Partially offsetting these increases were decreases of $683,000 in non-interest bearing demand deposit accounts, $511,000 in our traditional certificates of deposit and $1.6 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) as, in general, we were not the market leader in rates on these product during this time period. Total FHLB advances decreased $2.2 million to $24.1 million at June 30, 2013 from $26.4 million at December 31, 2012.

EQUITY: Stockholders’ equity decreased by $494,000 to $23.9 million at June 30, 2013 from $24.4 million at December 31, 2012. The decrease was due primarily to a decrease of $558,000, net of tax in the unrealized gain on available-for-sale securities, partially offset by net income for the six-month period of $64,000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

General: Net income increased by $266,000 to a loss of $4,000 for the three months ended June 30, 2013 from a loss of $270,000 for the same period ended June 30, 2012.

Interest Income: Interest income decreased to $2.1 million for the three months ended June 30, 2013 from $2.4 million for the year earlier period, due mainly to a decrease of 39 basis points in the average yield on interest-earning assets period over period. The yield on our mortgage loans declined to 5.26% for the three months ended June 30, 2013 from 5.54% for same period in 2012. In addition, the yield on non-mortgage loans decreased to 5.23% for the three months ended June 30, 2013 when compared to 5.65% for the three-month period ended June 30, 2012. These declines are a result of continued low interest rates on loan products period over period.

Interest Expense: Interest expense decreased to $285,000 for the three months ended June 30, 2013 from $427,000 for the three months ended June 30, 2012. The decrease in interest expense for the three month period was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased from 1.27% for the three months ended June 30, 2012 to 1.02% for the three months ended June 30, 2013 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 67 basis points from 1.90% for the three months ended June 30, 2012 to 1.23% for the three months ended June 30, 2013 due to decreases in market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2013
	Compared to
	Quarter ended June 30, 2012
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$(64)	$(121)	$(185)
Investment securities	(13)	(72)	$(85)
Other investments	11	2	$13

Total interest-earning assets	(66)	(191)	(257)

Interest-bearing liabilities:
Money Market/NOW accounts	2	(1)	1
Certificates of Deposit	(14)	(42)	(56)

Deposits	(12)	(43)	(55)
Borrowed funds	(119)	31	(88)

Total interest-bearing liabilities	(131)	(12)	(143)

Change in net interest income	$65	$(179)	$(114)

Net Interest Income: Net interest income decreased to $1.8 million for the three-month period ended June 30, 2013 from $1.9 million for the same period in 2012. For the three months ended June 30, 2013, average interest-earning assets decreased $5.8 million, or 2.9% when compared to the same period in 2012. Average interest-bearing liabilities decreased $7.7 million, or 4.4%, to $167.0 million for the quarter ended June 30, 2013 from $174.7 million for the quarter ended June 30, 2012. The yield on average interest-earning assets decreased to 4.28% for the three-month period ended June 30, 2013 from 4.68% for the same period ended in 2012 and the cost of average interest-bearing liabilities decreased to 0.69% from 0.98% for the three-month periods ended June 30, 2013 and 2012, respectively. The net interest margin decreased to 3.70% for the three-month period ended June 30, 2013 from 3.82% for same period in 2012.

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

The provision for loan losses for the three-month period ended June 30, 2013 was $196,000 as compared to $578,000 for the prior year period. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. In 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we were using a twelve-quarter rolling average. During the quarter ended June 30, 2013, we charged off $193,000 in mortgage loans as compared to $386,000 during the quarter ended June 30, 2012 due in large part to continued declines in residential real estate values in our markets. The direct effect of the decrease in charge-offs quarter over quarter combined with the impact the increased charge-offs had on the general reserve factor applied to the entire pool of mortgage loans for the quarter ended June 30, 2012, was a main cause of the decrease in provision period over period. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non Interest Income: Non interest income increased $74,000 to $465,000 for the three months ended June 30, 2013 from $391,000 for the three months ended June 30, 2012. In 2013 we experienced a decrease in mortgage banking activities, resulting in a $52,000 decrease in income period over period. The decrease in mortgage banking activities income was offset by a decrease in losses on sale of real estate owned and other repossessed assets of $62,000, an increase of $35,000 in service charge income and $29,000 increase in other income, related to bank owned life insurance income for the three months ended June 30, 2013 as compared to the prior-year.

Non Interest Expense: Non interest expense decreased $60,000 to $2.1 million for the three months ended June 30, 2013 when compared the three months ended June 30, 2012. Salaries and benefits decreased $42,000 as we reduced staffing, suspended our accrual of the elective contribution to the Company’s 401(k) plan and reduced health insurance premiums as a result of self insuring deductibles for employee insurance coverage period over period. In addition, our advertising expenses decreased $21,000, occupancy declined $19,000, amortization of intangible assets decreased by $14,000 period over period as core deposits intangible for certain branches were fully amortized during the three month period ended June 30, 2012, and we experienced a decrease of $41,000 in other expenses related to trouble credits and real estate owned expenses period over period. Partially offsetting these positive factors period over period, professional service expense increased $74,000 as we begin to recognize expenses related to a future upgrade of our core banking software during the three months ended June 30, 2013.

Income Taxes: The Company recorded no federal income tax benefit for the three months ended June 30, 2013 and June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

General: Net income decreased by $267,000 to $64,000 for the six months ended June 30, 2013 from $331,000 for the same period ended June 30, 2012.

Interest Income: Interest income decreased by $581,000 to $4.2 million for the six-month period ended June 30, 2013 from $4.8 million for the same period in 2012. This decrease was primarily attributed to a decline in the average balance of interest earning assets of $5.2 million to $196.1 million for the six-month period ended June 30, 2013 from $201.3 million for the six-month period ended June 30, 2012. In addition, we experienced a decrease in the yield on our interest earning assets of 46 basis points period over period due mainly to lower market interest rates period over period.

Interest Expense: Interest expense for the six months ended June 30, 2013 decreased to $606,000 from $891,000 for the six months ended June 30, 2012. The decrease in interest expense for the 2013 period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased 24 basis points from 1.30% for the six months ended June 30, 2012 to 1.06% for the six months ended June 30, 2013, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 62 basis points from 1.98% for the six months ended June 30, 2012 to 1.36% for the six months ended June 30, 2013 due primarily to lower market interest rates period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2013
	Compared to
	Six Months ended June 30, 2012
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$(77)	$(331)	$(408)
Investment securities	(39)	(144)	(183)
Other investments	9	1	10
Total interest-earning assets	(107)	(474)	(581)

Interest-bearing liabilities:
Savings Deposits	1	-	1
Money Market/NOW accounts	3	(1)	2
Certificates of Deposit	(30)	(87)	(117)
Deposits	(26)	(88)	(114)
Borrowed funds	(218)	46	(172)
Total interest-bearing liabilities	(244)	(42)	(286)

Change in net interest income	$137	$(432)	$(295)

Net Interest Income: Net interest income decreased by $295,000 for the six-month period ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, average interest-earning assets decreased $5.2 million, or 2.6%, when compared to the same period in 2012. Average interest-bearing liabilities decreased $8.4 million, or 4.8%, to $167.6 million for the six-month period ended June 30, 2013 from $176.1 million for the six-month period ended June 30, 2012. The yield on average interest-earning assets decreased to 4.28% for the six month period ended June 30, 2013 from 4.74% for the same period in 2012 while the cost of average interest-bearing liabilities decreased to 0.73% from 1.02% for the six-month periods ended June 30, 2013 and 2012, respectively. The net interest margin decreased to 3.66% for the six-month period ended June 30, 2013 from 3.86% for same period in 2012.

Delinquent Loans and Nonperforming Assets. Nonperforming assets decreased by $811,000 from December 31, 2012 to June 30, 2013 due in large part to returning $257,000 of mortgage and consumer loans to accruing status and sales of $407,000 in real estate owned properties during the six-month period ended June 30, 2013.

The ratio of nonperforming loans to total loans was 3.13% and 3.50% at June 30, 2013 and December 31, 2012, respectively. As a percent of total assets, nonperforming assets decreased to 2.97% at June 30, 2013 from 3.42% at December 31, 2012. The Company experienced a decline in the classified asset ratio from 54.19% as of December 31, 2012 to 37.23% as of June 30, 2013; the decline is attributed to securing a guarantee from the Small Business Administration (SBA) for a classified credit, which resulted in an improved collateral position for the Company and a decrease in the classified balance of the credit. In addition, the Company experience upgrades to other substandard credit relationships based on improved financial performance of the borrowers.

	June 30,	December 31,
	2013	2012
	(in thousands)
Total non-accrual loans	$4,405	$4,863

Accrual loans delinquent 90 days or more:
One- to four-family residential	-	61
Other real estate loans	-	-
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	4	6
Total accrual loans delinquent 90 days or more	$4	$67

Total nonperforming loans (1)	4,409	4,930
Total real estate owned-residential mortgages (2)	584	957
Total real estate owned-Commercial (2)	489	309
Total real estate owned-Consumer & other repossessed assets (2)	1,024	1,121
Total nonperforming assets	$6,506	$7,317

Total nonperforming loans to loans receivable	3.13%	3.50%
Total nonperforming assets to total assets	3.03%	3.42%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: For the six-month period ended June 30, 2013, the provision for loan losses was $340,000 as compared to $955,000 for the same period ended June 30, 2012. As discussed above in the discussion for the three-month period ended June 30, 2012, our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the six-month period ended June 30, 2013, we added specific reserves of approximately $280,000 on a commercial credit which was reclassified as Troubled Debt Restructuring, maintained the increased general reserve factor applied to the entire portfolio of residential mortgages as a result of increased charge-off history in 2012, and decreased our general reserve pool for special mention and substandard commercial credits by approximately $109,000 based on declining classified loan balances during the six-month period ended June 30, 2013. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(in thousands)
At June 30, 2013
Real estate loans:
Construction	$1,993	$-	$173
One - to four – family	63,232	-	1,597
Commercial Mortgages	53,457	-	2,627
Home equity lines of credit/ Junior liens	9,371	-	8
Commercial loans	12,052	-	-
Consumer loans	1,152	4	-

Total gross loans	$141,257	$4	$4,405
Less:
Net deferred loan fees	(306)	-	(5)
Allowance for loan losses	(1,691)	-	-
Total loans, net	$139,260	$4	$4,400

At December 31, 2012
Real estate loans:
Construction	$3,208	$-	$173
One - to four - family	65,578	61	1,810
Commercial Mortgages	52,427	-	2,851
Home equity lines of credit/Junior liens	10,409	-	28
Commercial loans	8,102	-	-
Consumer loans	1,258	6	1

Total gross loans	$140,982	$67	$4,863
Less:
Net deferred loan fees	(320)	-	(5)
Allowance for loan losses	(1,750)	-	(346)
Total loans, net	$138,912	$67	$4,512

Non Interest Income: Non interest income increased from $837,000 for the six months ended June 30, 2012 to $905,000 for the six months ended June 30, 2013, mainly due to a decrease on loss on sale of real estate owned and other repossessed assets of $71,000, an increases of $57,000 in service charge income and $42,000 in other income related to bank owned life insurance income for the six months ended June 30, 2013. These positives are partially offset by a decrease in mortgage banking activities income of $103,000 period over period.

Non Interest Expense. Non interest expense decreased from $4.4 million for the six months ended June 30, 2012 to $4.1 million for the six months ended June 30, 2013. The decrease was primarily due to decreases of $155,000 in salaries and benefit expenses, as we reduced staffing, suspended our accrual of the elective contribution to the Company’s 401(k) plan and reduced health insurance premiums as a result of self insuring deductibles for employee insurance coverage. In addition, the Company reduced other expenses by $165,000 through decreases in expenses related to trouble credits and real estate owned expenses period over period. These decreases were partially offset by an increase in professional service expenses of $52,000, as we begin to recognize expenses associated with a future upgrade of our core banking software during the six months ended June 30, 2013.

Income Taxes: A valuation allowance is provided against deferred tax assets (DTA) when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2013 the Company did not record any income tax benefit compared to an income tax benefit of $1,022,000 for the six months ended June 30, 2012. The variance of $1,022,000 relates to a partial recovery of $866,000, during the first quarter of 2012, of a valuation allowance for our DTA that was established in 2009. The valuation allowance was recorded in 2009 against the DTA because management determined that it was more likely than not that some or all of the DTA would not be realized. At March 31, 2012, management reevaluated the Company’s valuation allowance related to its DTA. The analysis of the DTA was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with the generally accepted accounting principles, management concluded that the utilization of this asset was “more likely than not.” Accordingly, as of March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the DTA were: improved core profitability of the Bank in 2010 and 2011; substantial improvement in 2010 and 2011 of non-performing asset levels, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years. However, during the fourth quarter of 2012 the $866,000 was reversed as a result of management’s reevaluation of the DTA and determination that it was more likely than not that some or all of the DTA would not be realized during the period. Management’s decision to reverse the DTA recovery in the fourth quarter of 2012 was influenced by several factors including a higher than anticipated provision expense recorded throughout the year, lower than expected commercial loan demand and lastly placing two large commercial loans into non-accrual status during the fourth quarter. A valuation allowance of $3.2 million remains on our current DTA as of June 30, 2013.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of June 30, 2013 was $58.4 million, or 46.5% compared to $52.5 million, or 42.5% at December 31, 2012. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and generally to sell the remainder. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2013, the Company originated $13.6 million in residential mortgage loans, of which $5.6 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $20.8 million in originations during the first six months of 2012 of which $8.1 million were retained in portfolio. The Company also originated $13.8 million of commercial loans and $788,000 of consumer loans in the first six months of 2013 compared to $11.6 million of commercial loans and $1.2 million of consumer loans for the same period in 2012. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 46.1% and 46.6%, commercial loans 46.4% and 44.1% and consumer loans 7.5% and 9.3% at June 30, 2013 and June 30, 2012, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2013 deposits funded 75.1% of the Company’s total assets compared to 69.9% at December 31, 2012. Certificates of deposit scheduled to mature in less than one year at June 30, 2013 totaled $37.9 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2013 the Company had $24.1 million in FHLB advances and had sufficient available collateral to obtain an additional $31.2 million. FHLB borrowings as a percentage of total assets were 11.2% at June 30, 2013 as compared to 12.3% at December 31, 2012.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2013 was $23.9 million, or 11.1% of total assets, compared to $24.4 million, or 11.4% of total assets, at December 31, 2012 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with federal regulations. The Bank was considered “well capitalized” under all capital requirements set forth by the OCC as of June 30, 2013. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2013:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,344	10.44%	$8,565	4.00%	$10,706	5.00%
Total risk-based capital ( to risk- weighted assets)	$23,035	17.53%	$10,966	8.00%	$13,708	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,344	16.30%	$5,483	4.00%	$8,225	6.00%
Tangible Capital ( to tangible assets)	$22,344	10.44%	$3,212	1.50%	$4,283	2.00%

ITEM 3 - QUALITATIVE AND QUANTITIATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and VP – Director of Financial Reporting & Accounting, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and VP - Director of Financial Reporting & Accounting concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over the financial reporting during the Company’s second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2013

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At June 30, 2013 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

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

Exhibit 31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by VP - Director of Financial Reporting & Accounting pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Statement of VP - Director of Financial Reporting & Accounting furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 14, 2013

By:	/s/Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting
(Principal Financial and Accounting Officer)

Date: August 14, 2013

