Form 10-Q
period 2013-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2013-11-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 14, 2013
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2013

INDEX

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1 - UNAUDITED FINANCIAL STATEMENTS PAGE
Consolidated Balance Sheet at September 30, 2013 and December 31, 2012	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012	4
Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3 – QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4 - CONTROLS AND PROCEDURES	31

Part II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	32
ITEM 1A - RISK FACTORS	32
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4 – MINE SAFETY DISCLOSURES	32
ITEM 5 - OTHER INFORMATION	32
ITEM 6 - EXHIBITS	32
Section 302 Certifications
Section 906 Certifications
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

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,506,272	$2,732,109
Overnight deposits with FHLB	30,725	19,701
Total cash and cash equivalents	3,536,997	2,751,810
Securities AFS	50,280,668	50,763,551
Securities HTM	2,305,000	2,345,000
Loans held for sale	973,920	78,712
Loans receivable, net of allowance for loan losses of $1,793,258 and $1,749,915 as of September 30, 2013 and December 31, 2012, respectively	138,005,242	138,911,989
Foreclosed real estate and other repossessed assets	2,241,522	2,387,307
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,190,283	5,394,412
Accrued interest receivable	953,288	970,450
Intangible assets	69,378	158,316
Prepaid FDIC premiums	-	582,945
Deferred tax asset	759,380	330,831
Originated mortgage servicing rights (net of valuation allowance)	906,012	1,016,070
Bank owned life insurance	4,575,291	4,474,563
Other assets	812,188	402,090
Total assets	$213,875,269	$213,834,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$158,054,264	$158,350,134
Advances from borrowers for taxes and insurance	216,038	132,823
Federal Home Loan Bank Advances	25,015,573	26,357,962
REPO Sweep Accounts	5,560,451	3,183,351
Accrued expenses and other liabilities	1,179,461	1,375,092

Total liabilities	190,025,787	189,399,362

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued and outstanding) at September 30, 2013 and December 31, 2012	31,918	31,918
Additional paid-in capital	23,853,891	23,853,891
Retained earnings	3,012,759	2,766,170
Treasury stock at cost (307,750 shares) at September 30, 2013 and December 31, 2012	(2,963,918)	(2,963,918)
Accumulated other comprehensive (loss) income	(85,168)	746,723
Total stockholders' equity	23,849,482	24,434,784

Total liabilities and stockholders' equity	$213,875,269	$213,834,146

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,786,663	$1,995,749	$5,429,925	$6,047,447
Interest and dividends on investments
Taxable	121,899	136,100	361,219	423,308
Tax-exempt	37,054	38,438	112,098	116,240
Interest on mortgage-backed securities	119,852	142,309	342,018	486,153
Total interest income	2,065,468	2,312,596	6,245,260	7,073,148

Interest expense:
Interest on deposits	201,046	249,442	631,586	793,620
Interest on borrowings	73,553	144,584	249,017	491,872
Total interest expense	274,599	394,026	880,603	1,285,492

Net interest income	1,790,869	1,918,570	5,364,657	5,787,656
Provision for loan losses	31,733	234,005	371,560	1,188,588
Net interest income after provision for loan losses	1,759,136	1,684,565	4,993,097	4,599,068

Non-interest income:
Service charges and other fees	240,103	205,592	654,822	563,084
Mortgage banking activities	155,869	441,445	487,993	876,090
Net loss on sale of premises and equipment, real estate owned and other repossessed assets	(11,462)	(10,691)	(10,712)	(80,796)
Net gain on sale of investment securities	-	47,017	-	47,017
Other	74,468	119,519	231,831	234,961
Total non-interest income	458,978	802,882	1,363,934	1,640,356

Non-interest expense:
Compensation and employee benefits	1,179,082	1,243,598	3,472,983	3,692,139
FDIC Insurance Premiums	43,378	47,190	138,054	141,314
Advertising	27,676	29,005	95,391	111,489
Occupancy	237,924	239,900	689,578	719,148
Amortization of intangible assets	29,646	29,646	88,938	146,893
Service bureau charges	79,301	73,495	233,884	229,149
Professional services	84,011	89,559	343,845	297,403
Collection activity and real estate owned expense	42,840	41,165	106,603	156,434
Other	311,798	283,738	941,166	1,026,775
Total non-interest expense	2,035,656	2,077,296	6,110,442	6,520,744

Income (loss) before income tax expense or benefit	182,458	410,151	246,589	(281,320)
Income tax expense (benefit)	-	137,375	-	(884,822)

Net income	182,458	272,776	246,589	603,502

Other comprehensive income (loss):
Net income	$182,458	$272,776	$246,589	$603,502
Change in unrealized gain on available-for-sale securities, net of tax	(274,115)	(48,099)	(831,890)	118,587

Comprehensive income (loss)	$(91,657)	$224,677	$(585,301)	$722,089

Per share data:
Net income per share	$0.06	$0.09	$0.09	$0.21
Basic	$0.06	$0.09	$0.09	$0.21
Diluted

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049	2,884,049	2,884,049
Including dilutive stock options	-	-	-	-
Dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2012	$31,918	$(2,963,918)	$23,853,891	$2,766,170	$746,723	$24,434,784

Net income for the period	-	-	-	246,589	-	246,559

Change in unrealized gain on available-for-sale securities (net of tax of $428,550)	-	-	-	-	(831,891)	(831,891)

Balance at September 30, 2013	$31,918	$(2,963,918)	$23,853,891	$3,012,759	$(85,168)	$23,849,482

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	For Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$246,589	$603,502
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	301,053	378,619
Provision for loan loss	371,560	1,188,588
Amortization and accretion on securities	439,662	371,770
Gain on sale of investment securities	-	(47,017)
Stock-based compensation	-	1,766
Gain on sale of loans held for sale	(207,229)	(393,692)
Originations of loans held for sale	(12,443,497)	(26,174,538)
Proceeds from sale of loans held for sale	11,755,518	25,526,776
Loss on sale of fixed assets	(9,084)	698
Loss on sale of real estate owned and other repossessed assets	19,796	80,098
Net change in:
Accrued interest receivable	17,162	29,168
Other assets	(300,039)	(188,024)
Prepaid FDIC insurance premiums	582,945	131,569
Bank owned life insurance	(100,728)	(35,583)
Deferred income tax (benefit) expense	-	(807,808)
Accrued expenses and other liabilities	(195,632)	(95,492)
Net cash provided by operating activities	478,076	570,400

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(678,131)	47,965
Proceeds from maturity and sale of available-for-sale securities	12,840,206	16,906,748
Proceeds from sale of property and equipment	56,163	425
Purchase of securities	(14,017,425)	(16,446,962)
Purchase of premises and equipment	(55,065)	(117,655)
Proceeds from sale of real estate owned and other repossessed assets	1,339,307	2,313,794
Net cash (used for) provided by investing activities	(514,945)	2,704,315

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(295,870)	8,026,680
Net increase (decrease) in Repo Sweep accounts	2,377,100	(1,347,279)
Net increase in advances from borrowers	83,215	82,146
Advances from Federal Home Loan Bank and notes payable	39,155,000	32,250,000
Repayments of Federal Home Loan Bank advances and notes payable	(40,497,389)	(41,750,000)
Net cash provided by (used for) financing activities	822,056	(2,738,453)

Net increase in cash and cash equivalents	785,187	536,262
Cash and cash equivalents at beginning of period	2,751,810	2,749,498
Cash and cash equivalents at end of period	$3,536,997	$3,285,760

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$880,717	$1,322,705
Income taxes	-	-
Transfers of loans to foreclosed real estate and repossessed assets	1,213,318	1,273,811

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(dollars in thousands)
Securities Available for Sale

U.S. Government and agency obligations	$7,130	$43	$(98)	7,075
Municipal obligations	11,876	215	(297)	11,794
Corporate bonds & other obligations	1,098	13	-	1,111
Mortgage-backed securities	30,304	340	(346)	30,298
Equity securities	2	1	-	3

Total	$50,410	$612	$(741)	$50,281

Securities Held to Maturity
Municipal obligations	$2,305	$145	$-	$2,450

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Government and agency obligations	$9,181	$66	$-	$9,247
Municipal obligations	10,413	368	(23)	10,758
Corporate bonds & other obligations	1,135	15	-	1,150
Mortgage-backed securities	28,901	736	(29)	29,608
Equity securities	3	-	(2)	1

Total	$49,633	$1,185	$(54)	$50,764

Securities Held to Maturity
Municipal obligations	$2,345	$225	$-	$2,570

The amortized cost and estimated market value of securities at September 30, 2013, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2013
	Amortized Cost	Market Value
	(dollars in thousands)
Available For Sale:
Due in one year or less	$2,076	$2,086
Due after one year through five years	11,042	11,153
Due in five year through ten years	6,740	6,451
Due after ten years	246	290

Subtotal	20,104	19,980

Equity securities	2	3
Mortgage-backed securities	30,304	30,298

Total	$50,410	$50,281

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	1,615	1,695
Due in five year through ten years	300	332
Due after ten years	300	332

Total	$2,305	$2,450

At September 30, 2013 and December 31, 2012, securities with a carrying value and fair value of $37,820,000 and $44,135,000, respectively, were pledged to certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2013 and 2012 were $0 and $1,553,000, respectively, resulting in gross gains of $0 and $54,000, respectively and gross losses of $0 and $7,000, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(dollars in thousands)
Available For Sale:
U.S. Government and agency obligations	$901	$(98)	$-	$-
Municipal obligations	6,773	(274)	953	(23)
Mortgage-backed securities	13,131	(282)	2,175	(64)
Equity securities	-	-	-	-

Total	$20,805	$(654)	$3,128	$(87)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

	December 31, 2012
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Government and agency obligations	$-	$-	$-	$-
Municipal obligations	1,537	(23)	-	-
Mortgage-backed securities	2,725	(13)	1,687	(16)
Equity securities	-	-	1	(2)

Total	$4,262	$(36)	$1,688	$(18)

Held to Maturity:
Municipal obligations	$-	$-	$-	$-

As of September 30, 2013, there were 5 securities with an estimated fair value of $3,128,000 and unrealized losses of $87,000 in a continuous unrealized loss position for more than twelve months compared to 2 securities with an estimated fair value of $1,688,000 and unrealized losses of $18,000 at December 31, 2012. The Company had 26 securities with an estimated fair value of $20,805,000 and unrealized losses of $654,000 in a continuous unrealized loss position for less than twelve months compared to 7 securities with an estimated fair value of $4,262,000 and unrealized loss of $36,000 at December 31, 2012.

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2013	2012
	(dollars in thousands)
Real estate loans:
Residential mortgage	$64,244	$66,539
Commercial loans:
Secured by real estate	53,022	54,673
Other	12,429	8,102
Total commercial loans	65,451	62,775

Consumer loans:
Secured by real estate	9,286	10,409
Other	1,117	1,259

Total consumer loans	10,403	11,668
Total gross loans	$140,098	$140,982
Less:
Net deferred loan fees	(300)	(320)
Allowance for loan losses	(1,793)	(1,750)

Total loans, net	$138,005	$138,912

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012:

Contractual Aging of Recorded Balance in Past Due Loans by Class of Loan

As of September 30, 2013

							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Loans	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$-	$173	$-
Commercial Real Estate - other	39	1,305	2,151	3,495	49,354	52,849	-
Commercial - non real estate	66	27	-	93	12,336	12,429	-

Consumer:
Consumer - Real Estate	121	13	-	134	9,152	9,286	-
Consumer - Other	-	-	-	-	1,117	1,117	-

Residential:
Residential	1,631	552	759	2,942	61,302	64,244	85
Total	$1,857	$1,897	$3,083	$6,837	$133,261	$140,098	$85

As of December 31, 2012
							Recorded
			Greater than				Investment > 90
	30 - 59 Days	60 - 89 Days	90 Days	Total		Total Loans	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$-	$-	$173	$173	$2,073	$2,246	$-
Commercial Real Estate - other	3,210	540	282	4,032	48,395	52,427	-
Commercial - non real estate	113	-	-	113	7,989	8,102	-

Consumer:
Consumer - Real Estate	59	-	13	72	10,337	10,409	-
Consumer - Other	11	5	6	22	1,237	1,259	6

Residential:
Residential	2,047	796	1,198	4,041	62,498	66,539	61
Total	$5,440	$1,341	$1,672	$8,453	$132,529	$140,982	$67

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	-	15,822	5,954
4	-	27,878	6,179
5	-	5,468	106
6	173	3,681	190
7	-	-	-
8	-	-	-
Total	$173	$52,849	$12,429

	As of December 31, 2012
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$-	$-	$-
3	615	13,895	2,376
4	1,458	27,488	5,489
5	-	2,712	37
6	173	8,332	200
7	-	-	-
8	-	-	-
Total	$2,246	$52,427	$8,102

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of September 30, 2013 and December 31, 2012:

As of September 30, 2013
(dollars in thousands)

Residential

Loan Grade:
Pass	$63,089
Special Mention	-
Substandard	1,155
Total	$64,244

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$9,279	$1,117
Nonperforming	7	-
Total	$9,286	$1,117

As of December 31, 2012

Residential
(dollars in thousands)
Loan Grade:
Pass	$64,668
Special Mention	-
Substandard	1,871
Total	$66,539

	Consumer -
	Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$10,381	$1,253
Nonperforming	28	6
Total	$10,409	$1,259

The following table presents the recorded investment in non-accrual loans by class as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	2,151	2,851
Commercial	-	-

Consumer:
Consumer - real estate	7	28
Consumer - other	-	1

Residential:
Residential	1,071	1,810

Total	$3,402	$4,863

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

The Bank has classified approximately $2.4 million of its impaired loans as troubled debt restructurings as of September 30, 2013. There were no commitments to extend credit to borrowers with loans classified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

For the three months ended September 30, 2013 the Company did not have any new troubled debt restructurings or troubled debt restructurings that subsequently defaulted.

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the three months ended September 30, 2012			For the three months ended Septebmer 30, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	-	-	-	-	-
Commercial - non real estate	2	1,914	1,454	-	-
Residential	-	-	-	-	-
Total	2	$1,914	$1,454	-	$-

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the nine months ended September 30, 2013			For the nine months ended September 30, 2013
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	2	2,442	2,434	-	-
Consumer - Real Estate	-	-	-	-	-
Residential	2	331	268	1	190
Total	4	$2,773	$2,702	1	$190

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the nine months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	-	$-	$-	-	$-
Commercial Real Estate - Other	-	-	-	1	63
Commercial - non real estate	4	3,542	3,052	-	-
Residential	-	-	-	-	-
Total	4	$3,542	$3,052	1	$63

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

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of September 30, 2013				2013		2013
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	4,064	4,064	-	4,189	56	4,065	148
Consumer - Real Estate	8	7	-	9	-	7	-
Consumer - Other	-	-	-	-	-	-	-
Residential	1,595	1,169	-	1,296	-	1,170	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	2,030	2,030	510	2,030	-	2,030	-
Consumer - Real Estate	-	-	-	-	-	-	-
Consumer - Other	-	-	-	-	-	-	-
Residential	73	64	21	64	-	64	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$6,094	$6,094	$510	$6,219	$56	$6,095	$148
Consumer - Real Estate	$8	$7	$-	$9	$-	$7	$-
Consumer - Other	$-	$-	$-	$-	$-	$-	$-
Residential	$1,668	$1,233	$21	$1,360	$-	$1,234	$-

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of December 31, 2012				2012		2012
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	1,589	173	-	173	-	173	-
Commercial Real Estate - Other	4,869	4,535	-	3,206	35	3,309	107
Consumer - Real Estate	33	28	-	29	-	31	-
Consumer - Other	1	1	-	3	-	4	-
Residential	1,365	1,194	-	1,657	-	1,666	-

With a specific allowance recorded:
Commercial	-	-	-	-	-	-	-
Commercial Real Estate - Construction	-	-	-	-	-	-	-
Commercial Real Estate - Other	2,138	2,127	101	2,167	20	2,175	61
Consumer - Real Estate	-	-	-	96	-	96	-
Consumer - Other	-	-	-	-	-	-	-
Residential	616	616	141	45	-	45	-

Totals:
Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial Real Estate - Construction	$1,589	$173	$-	$173	$-	$173	$-
Commercial Real Estate - Other	$7,007	$6,662	$101	$5,373	$55	$5,484	$168
Consumer - Real Estate	$33	$28	$-	$125	$-	$127	$-
Consumer - Other	$1	$1	$-	$3	$-	$4	$-
Residential	$1,981	$1,810	$141	$1,702	$-	$1,711	$-

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarter and year ended September 30, 2013 and September 30, 2012, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended September 30, 2013

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$-	$673	$79	$75	$25	$839	$-	$1,691
Charge-offs	-	-	-	(33)	(1)	(29)	-	(63)
Recoveries	-	46	-	2	-	85	-	133
Provision	-	87	(9)	24	(4)	(66)	-	32
Ending Balance	$-	$806	$70	$68	$20	$829	$-	$1,793

For the Nine Months Ended September 30, 2013

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$-	$1,750
Charge-offs	-	(85)	-	(40)	(13)	(397)	-	(535)
Recoveries	-	57	-	34	5	110	-	206
Provision	(64)	255	1	(25)	(5)	210	-	372
Ending Balance	$-	$806	$70	$68	$20	$829	$-	$1,793

Loan Balances Individually Evaluated for Impairment
As of September 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$510	$-	$-	$-	$21	$-	$531

Ending balance: loans collectively evaluated for impairment	$-	$296	$70	$68	$20	$808	$-	$1,262

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$173	$52,849	$12,429	$9,286	$1,117	$64,244	$-	$140,098

Ending balance: individually evaluated for impairment	$173	$6,094	$-	$7	$-	$1,233	$-	$7,507

Ending balance: loans collectively evaluated for impairment	$-	$46,755	$12,429	$9,279	$1,117	$63,011	$-	$132,591

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended September 30, 2012

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$-	$770	$40	$140	$15	$808	$-	$1,773
Charge-offs	-	(138)	-	(17)	(20)	(166)	-	(341)
Recoveries	-	2	-	6	3	7	-	18
Provision	35	(13)	36	1	36	139	-	234
Ending Balance	$35	$621	$76	$130	$34	$788	$-	$1,684

For the Nine Months Ended September 30, 2012

	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$10	$393	$53	$146	$46	$870	$-	$1,518
Charge-offs	-	(265)	-	(54)	(29)	(724)	-	(1,072)
Recoveries	-	10	-	14	8	17	-	49
Provision	25	483	23	24	9	625	-	1,189
Ending Balance	$35	$621	$76	$130	$34	$788	$-	$1,684

Loan Balances Individually Evaluated for Impairment
As of September 30, 2012
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$-	$175	$-	$-	$21	$5	$-	$201

Ending balance: loans collectively evaluated for impairment	$35	$446	$76	$130	$13	$783	$-	$1,483

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Financing Receivables:
Ending Balance	$487	$53,081	$8,414	$11,561	$1,276	$65,552	$-	$140,371

Ending balance: individually evaluated for impairment	$173	$2,573	$-	$174	$1	$1,556	$-	$4,477

Ending balance: loans collectively
evaluated for impairment	$314	$50,508	$8,414	$11,387	$1,275	$63,996	$-	$135,894

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Note 5 – DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by the Board of Directors.

Note 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB ASC 718-10, “Shareholder Based Payments”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. The Company’s 1996 Stock Option Plan (the “1996 Plan”), which was approved by shareholders, permits the grant of options to purchase shares of common stock to its employees and directors for up to 127,491 shares of common stock (retroactively adjusted for the exchange ratio applied in the Company’s 2005 stock offering and related second-step conversion). The Company’s 2006 Stock-Based Incentive Plan (the “2006 Plan”), which was approved by shareholders, permits the award of up to 242,740 shares of common stock of which the maximum number to be granted as stock options is 173,386 and the maximum to be granted as restricted stock awards is 69,354. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These option awards generally vest based on five years of continual service and have ten-year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans).

During the three and nine months ended September 30, 2013 the Company awarded no shares under the either the 2006 or the 1996 Stock-Based Incentive Plan. Shares issued under the 2006 Plan and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2013 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2013	167,620	$9.53	3.4	$-

Granted	-	N/A

Exercised	-	N/A

Forfeited or expired	(4,900)	$9.54

Oustanding at September 30, 2013	162,720	$9.53	2.6	$-

Options Exercisable at September 30, 2013	162,720	$9.53	2.6	$-

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $4.43 on September 30, 2013 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the stock.

As of September 30, 2013 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended September 30, 2013. In addition, there were no non-vested options as of September 30, 2013.

Restricted Stock Awards – As of September 30, 2013 all restricted stock awards have vested, therefore the Company had no unrecognized compensation costs under the Plan. There were 5,304 shares available for future stock award grants as of September 30, 2013.

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

At September 30, 2013, the Company had outstanding commitments to originate loans of $21.6 million. These commitments include the following:

As of
September 30, 2013
(dollars in thousands)
Commitments to grant loans	$9,119
Unfunded commitments under lines of credit	12,445
Commercial and standby letters of credit	59

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets	(dollars in thousands)
Investment securities- available-for-sale:
US Government and agency obligations	$-	$7,075	$-	$7,075
Municipal obligations	-	11,794	-	11,794
Corporate bonds & other obligations		1,111		1,111
Mortgage-backed securities	-	30,298	-	30,298
Equity securities	-	3	-	3

Total investment securities - available-for-sale	$-	$50,281	$-	$50,281

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
US Government and agency obligations	$-	$9,247	$-	$9,247
Municipal obligations	-	10,758	-	10,758
Corporate securities	-	1,150		1,150
Mortgage-backed securities	-	29,608	-	29,608
Equity securities	-	1	-	1

Total investment securities - available-for-sale	$-	$50,764	$-	$50,764

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2012 to September 30, 2013. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2013
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under ASC 310-10	$6,267	$-	$-	$6,267

Other real estate owned -residential mortgages	279	-	-	279

Other Real estate owned - commercial	939	-	-	939

Other Repossessed Assets	1,023	-	-	1,023

Total assets at fair value on a non-recurring basis				$8,508

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$6,835	$-	$-	$6,835

Other real estate owned -residential mortgages	947	-	-	947

Other real estate owned - commercial	319	-	-	319

Other repossessed assets	1,121	-	-	1,121

Total assets at fair value on a non-recurring basis				$9,222

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

September 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$3,537	$3,537	$-	$-	$3,537
Securities available for sale	50,281	-	50,281	-	50,281
Securities held to maturity	2,305	-	2,450	-	2,450
Loans held for sale	974	-	-	974	974
Loans receivable - net	138,005	-	-	137,759	137,759
Federal Home Loan Bank stock	3,226	-	3,226	-	3,226
Accrued interest receivable	953	-	953	-	953

Financial liabilities:
Customer deposits	158,054	-	159,885	-	159,885
Federal Home Loan Bank advances	25,016	-	24,651	-	24,651
REPO sweep accounts	5,560	-	5,560	-	5,560
Accrued interest payable	100	-	100	-	100

December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,752	$2,752	$-	$-	$2,752
Securities available for sale	50,764	-	50,764	-	50,764
Securities held to maturity	2,345	-	2,570	-	2,570
Loans held for sale	79			84	84
Loans receivable - net	138,912	-	-	140,877	140,877
Federal Home Loan Bank stock	3,266	-	3,266	-	3,266
Accrued interest receivable	970	-	970	-	970

Financial liabilities:
Customer deposits	158,350	-	159,335	-	159,335
Federal Home Loan Bank advances	26,358	-	26,493	-	26,493
REPO sweep accounts	3,183	-	3,183	-	3,183
Accrued interest payable	100	-	100	-	100

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2013 and December 31, 2012, and the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2013, the Company reported net income of $182,000, or $0.06 per basic and diluted share, compared to $272,000, or $0.09 per basic and diluted share, for the quarter ended September 30, 2012, a decrease of $90,000. For the nine months ended September 30, 2013 net income was $247,000, or $0.09 per basic and diluted share as compared to $604,000, or $0.21 per share, for the same period ended September 30, 2012.

Total assets increased $41,000, or 0.02%, to $213.9 million as of September 30, 2013 from $213.8 million as of December 31, 2012. Investment securities available-for-sale decreased $483,000, or 1.0%, from December 31, 2012 to September 30, 2013. Cash and cash equivalents increased by $785,000, while net loans receivable decreased $907,000 during this time period. In addition, during the nine months ended September 30, 2013 the Company received $509,000 as a return of our unused FDIC insurance premiums as a result of the expiration of the prepaid assessment period which began in 2009. Total deposits decreased $296,000 from December 31, 2012 to September 30, 2013, Federal Home Loan Bank advances decreased $1.3 million, while REPO sweep accounts increased $2.4 million and equity declined $585,000.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2013, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2012 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Assets: Total assets increased $41,000, or 0.02%, to $213.9 million at September 30, 2013 from $213.8 million at December 31, 2012. During the nine-moth period the following changes occurred: investment securities available for sale decreased $483,000, or 1.0%, as a result of a decline of $1.3 million in market value in our portfolio and net loans receivable decreased $907,000, or 0.07%, to $138.0 million at September 30, 2013 from $138.9 million at December 31, 2012. Mortgage loans decreased $2.3 million despite our continued efforts to grow this portfolio by retaining certain high-quality 10- and 15- year fixed rate residential mortgages as opposed to selling them. In addition, our consumer loan portfolio, consisting mainly of home equity loans, decreased by $1.3 million and our commercial loans increased $2.7 million for the nine months ended September 30, 2013.

Liabilities: Deposits decreased $296,000 to $158.1 million at September 30, 2013 from $158.4 million at December 31, 2012. The composition of our deposits changed during the nine-month period ended September 30, 2013. We experienced increases of $2.4 million in statement savings accounts, $583,000 in money market accounts, $721,000 in NOW demand deposit accounts and $744,000 in non-interest bearing demand deposit accounts. Partially offsetting these increases were decreases of $3.6 million in our traditional certificates of deposit and $2.2 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) as, in general, we were not the market leader in rates on these product during this time period. FHLB advances decreased $1.3 million to $25.0 million at September 30, 2013 from $26.4 million at December 31, 2012. During this same time period, REPO sweep balances increased $2.4 million.

Equity: Stockholders’ equity decreased $585,000 to $23.8 million at September 30, 2013 from $24.4 million at December 31, 2012. The decrease was due primarily to a decrease of $832,000, net of tax, in the unrealized gain on available-for-sale securities, partially offset by net income for the nine-month period of $247,000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

General: Net income decreased $90,000 to $182,000 for the three months ended September 30, 2013 from $272,000 for the same period ended September 30, 2012.

Interest Income: Interest income was $2.1 million for the three months ended September 30, 2013, compared to $2.3 million for the comparable period in 2012. The decrease in interest income was due to a decrease in the average balance of our interest-earning assets resulting from a decrease in the size of our loan portfolio and a decrease in the yield on interest-earning assets. The average balance of mortgage loans decreased $2.8 million quarter over quarter, as we continued to experience a decline in loan originations despite our continued efforts to retain certain high quality 10- and 15-year mortgages in our loan portfolio. The average balance of non-mortgage loans increased $443,000 period over period. The decline in the loan portfolio was partially offset by an increase in cash and cash equivalents of $785,000 for the three months ended September 30, 2013 when compared to the same period in 2012. As a result of the decline in our loan portfolios, the average yield on our interest-earning assets declined 44 basis points from 4.59% for the three-month period ended September 30, 2012 to 4.15% for the same period in 2013.

Interest Expense: Interest expense was $275,000 for the three-month period ended September 30, 2013, compared to $394,000 for the same period in 2012. The decrease in interest expense for the three-month period was due in part to a $4.0 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 26 basis points period over period. Most notably, the average balance of our FHLB advances decreased $6.0 million from the three-month period ended September 30, 2013 when compared to the same period in 2012 and the cost of those borrowings decreased 70 basis points from 1.93% to 1.23%, period over period. In addition, the average balance of our certificate of deposits decreased $5.0 million from the three-month period ended September 30, 2012 as compared to the same period in 2013 and the cost of these deposits decreased 19 basis points period over period. The decrease in certificate of deposit accounts were partially offset by increases of $2.9 million in money market and NOW demand deposit accounts and $3.3 million in savings deposit accounts quarter over quarter.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2013
	Compared to
	Quarter ended September 30, 2012
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable	$(36)	$(173)	$(209)
Investment securities	-	(37)	$(37)
Other investments	(6)	5	$(1)
Total interest-earning assets	(42)	(205)	(247)

Interest-bearing liabilities:
Savings Deposits	1	-	1
Money Market/NOW accounts	1	(1)	-
Certificates of Deposit	(17)	(32)	(49)
Deposits	(15)	(33)	(48)
Borrowed funds	(44)	(27)	(71)
Total interest-bearing liabilities	(59)	(60)	(119)

Change in net interest income	$17	$(145)	$(128)

Net Interest Income: Net interest income decreased $128,000 to $1.8 million for the three-month period ended September 30, 2013 as compared to the same period in 2012. For the three months ended September 30, 2013, average interest-earning assets decreased $2.6 million, or 1.3%, to $198.3 million when compared to the same period in 2012. Average interest-bearing liabilities decreased $4.0 million, or 2.3%, to $166.8 million for the quarter ended September 30, 2013 from $170.8 million for the quarter ended September 30, 2012 as we experienced a shift from interest bearing to non-interest bearing deposits during the period. The yield on average interest-earning assets decreased to 4.15% for the three month period ended September 30, 2013 from 4.59% for the same period ended in 2012. The cost of average interest-bearing liabilities decreased to 0.65% from 0.91% for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. The net interest margin decreased 21 basis points to 3.60% for the three-month period ended September 30, 2013 from 3.81% for same period in 2012.

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

The provision for loan losses for the three-month period ended September 30, 2013 was $32,000 as compared to $234,000 for the prior year period. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. In 2012, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2012. By the end of 2012 we were using a twelve-quarter rolling average. During the quarter ended September 30, 2013, we charged off $29,000 in mortgage loans as compared to $166,000 during the quarter ended September 30, 2012. In addition, we recorded no commercial loan charges offs during the three months ended September 30, 2013 in comparison to $138,000 recorded for the three months ended September 30, 2012. The direct effect of the decrease in charge-offs quarter over quarter resulted in a decline in the general reserve factor applied to the entire pool of mortgage and commercial loans for the quarter ended September 30, 2013, which in turn was a main cause of the decrease in provision period over period. In addition, recoveries on charged off mortgage and commercial loans increased $74,000 and $46,000, respectively, for the three-month period ended September 30, 2013 when compared to the same period in 2012. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income: Non-interest income decreased to $459,000 for the three months ended September 30, 2013 from $803,000 for the three months ended September 30, 2012, related primarily to a decrease of $286,000 in mortgage banking activities income period over period as mortgage origination activity declined in the nine-months ended September 30, 2013. Additionally, gain on sale of investments decreased $47,000 period over period as we sold municipal bonds for credit reasons during the quarter ended September 30, 2012. Lastly, other income decreased $45,000 for the three months ended September 30, 2013 compared to the same period in 2012, mainly as the result of a $65,000 settlement of a lawsuit related to a troubled credit that was received during the three months ended September 30, 2012.

Non-Interest Expense: Non-interest expense was $2.0 million for the three-months ended September 30, 2013 as compared to $2.1 million for the same period in 2012. Compensation and employee benefit expense decreased $65,000 period over period as we reduced staffing, suspended our accrual of the elective contribution to our 401(k) plan and reduced health insurance premiums as a result of self insuring deductibles for employee insurance coverage period over period. This decrease is partially offset by an increase of $30,000 in other expenses associated with problem loans and bank-owned properties period over period.

Income Taxes: The Company recorded no federal income tax benefit for the three months ended September 30, 2013 compared to tax expense of $137,000 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

General: Net income decreased $357,000 to $247,000 for the nine months ended September 30, 2013 from $604,000 for the same period ended September 30, 2012. This decrease is attributed to a decrease in federal income tax benefit relating to the reversal of a partial recovery of our deferred tax asset valuation allowance that was established in 2009.

Interest Income: Interest income was $6.2 million for the nine months ended September 30, 2013, compared to $7.1 million for the comparable period in 2012. This decrease of $828,000, or 11.7%, in interest income was due in large part to a decrease of 45 basis points in the yield on interest earning assets to 4.25% for the nine-month period ended September 30, 2013 as compared to 4.70% for the same period in 2012. The decrease in yield was a result of a $1.6 million decrease in average balances of mortgage loans and a decrease of $2.0 million in average balance of available-for-sale securities period over period.

Interest Expense: Interest expense was $881,000 for the nine-month period ended September 30, 2013 compared to $1.3 million for the same period in 2012. The decrease in interest expense was due primarily to a period over period increase of $7.5 million in the average balance of core deposits, which serve as a low cost funding source for the Company. In addition, we experienced an $8.0 million decrease in the average balance of FHLB advances for the nine months ended September 30, 2013 when compared to the same period in 2012 with the average rate on those borrowings decreasing 65 basis points to 1.32% for the nine-month period ended September 30, 2013 as compared to the year-earlier period. Lastly, the cost of funds relating to our certificate of deposits decreased 23 basis points to 1.03% nine-month period over nine-month period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Nine Months ended September 30, 2013
	Compared to
	Nine Months ended September 30, 2012
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans receivable	$(112)	$(506)	$(618)
Investment securities	(36)	(184)	(220)
Other investments	4	6	10
Total interest-earning assets	(144)	(684)	(828)

Interest-bearing liabilities:
Savings Deposits	1	-	1
Money Market/NOW accounts	5	(2)	3
Certificates of Deposit	(47)	(119)	(166)
Deposits	(41)	(121)	(162)
Borrowed funds	(229)	(14)	(243)
Total interest-bearing liabilities	(270)	(135)	(405)

Change in net interest income	$126	$(549)	$(423)

Net Interest Income: Net interest income decreased by $423,000 to $5.4 million for the nine-month period ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, average interest-earning assets decreased $4.3 million, or 2.2%, and average interest-bearing liabilities decreased $6.9 million, or 4.0%, when compared to the same period in 2012. The yield on average interest-earning assets decreased to 4.25% for the nine months ended September 30, 2013 from 4.70% for the same period ended in 2012. The average cost of interest-bearing liabilities decreased to 0.71% from 0.98% for the nine month periods ended September 30, 2013 and September 30, 2012, respectively. The net interest margin decreased 20 basis points to 3.64% for the nine-month period ended September 30, 2013, from 3.84% for the same period in 2012.

Delinquent Loans and Nonperforming Assets: Nonperforming assets decreased by $1.6 million from December 31, 2012 to September 30, 2013 due primarily to sales of real estate owned properties during the nine months ended September 30, 2013.

Provision for Loan Losses: The provision for loan losses was $372,000 for the nine-month period ended September 30, 2013 as compared to $1.2 million for the comparable period in 2012. As discussed above in the discussion for the three-month period ended September 30, 2013, our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the nine-month period ended September 30, 2013, we added specific reserves of approximately $190,000 on a commercial credit relationship, that is classified as Troubled Debt Restructuring, and had net charge-offs of approximately $287,000 on mortgage loans. Additionally we reduced the general reserve factor applied to the entire portfolio of residential mortgages and commercial loans as a result of decreased charge-off history in 2013, and increased our general reserve pool for special mention and substandard commercial credits based on the inherent increased risk in those credits. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth our delinquent and non-accrual loans at the dates indicated:

	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Total non-accrual loans	$3,402	$4,863

Accrual loans delinquent 90 days or more:
One- to four-family residential	85	61
Other real estate loans	-	-
Construction	-	-
Purchased Out-of-State	-	-
Commerical	-	-
Consumer & other	-	6
Total accrual loans delinquent 90 days or more	$85	$67

Total nonperforming loans (1)	3,487	4,930
Total real estate owned-residential mortgages (2)	279	947
Total real estate owned-Commercial (2)	939	319
Total other repossessed assets (2)	1,023	1,121
Total nonperforming assets	$5,728	$7,317

Total nonperforming loans to loans receivable	2.49%	3.50%
Total nonperforming assets to total assets	2.68%	3.42%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.

(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(in thousands)
At September 30, 2013
Real estate loans:
Construction	$1,598	$-	$173
One - to four - family	62,819	85	1,071
Commercial Mortgages	52,849	-	2,151
Home equity lines of credit/ Junior liens	9,286	-	7
Commercial loans	12,429	-	-
Consumer loans	1,117	-	-

Total gross loans	$140,098	$85	$3,402
Less:
Net deferred loan fees	(300)	(1)	(6)
Allowance for loan losses	(1,793)	-	(400)
Total loans, net	$138,005	$84	$2,996

At December 31, 2012
Real estate loans:
Construction	$3,208	$-	$173
One - to four - family	65,578	61	1,810
Commercial Mortgages	52,427	-	2,851
Home equity lines of credit/Junior liens	10,409	-	28
Commercial loans	8,102	-	-
Consumer loans	1,258	6	1

Total gross loans	$140,982	$67	$4,863
Less:
Net deferred loan fees	(320)	-	(5)
Allowance for loan losses	(1,750)	-	(346)
Total loans, net	$138,912	$67	$4,512

Non-Interest Income: Non-interest income was $1.4 million for the nine-month period ended September 30, 2013, a decrease of $276,000, or 16.9%, from the same period in 2012. The nine-month results in 2013 reflect a decrease of $388,000 in mortgage banking activities due to reduced refinance activity as compared to the prior year period, and a decline of $47,000 in gain on sale of investments as a result of the sale of municipal bond due to credit concerns during the nine months ended September 30, 2012. These decreases were partially offset by an increase of $92,000 in service charges and other fee income mostly related to non-sufficient funds fees and ATM access fees and a $70,000 reduction in loss on sale of Bank owned real estate when comparing the nine-month periods ended September 30, 2013 and September 30, 2012.

Non-Interest Expense: Non-interest expense decreased to $6.1 million for the nine months ended September 30, 2013 from $6.5 million for the nine months ended September 30, 2012. For the nine-months ended September 30, 2013 we reduced other expenses by $135,000 mainly related to lower costs associated with problem loans and bank-owned properties. Period over period we also experienced decreases in occupancy costs of $30,000 due mainly to decreases in depreciation expense and equipment maintenance, amortization of intangible assets of $58,000 and salaries and benefits of $219,000 as we have reduced staffing, suspended our accrual of the elective contribution to the Company’s 401(k) plan and reduced health insurance premiums as a result of self-insuring deductibles for employee insurance coverage period over period. These decreases were partially offset by an increase in professional services expense of $46,000 as we incurred expenses related to the upgrade of our core banking software during the nine months ended September 30, 2013.

Income Taxes: At September 30, 2013 the Company did not record any income tax expense or benefit compared to an income tax benefit of $885,000 for the nine months ended September 30, 2012. The variance of $885,000 relates to a partial recovery of $866,000, during the first quarter of 2012, of a valuation allowance for our deferred tax asset (DTA) that was established in 2009. The valuation allowance was recorded against the DTA because management determined that it was more likely than not that some or all of the DTA would not be realized. At March 31, 2012, management reevaluated the Company’s valuation allowance related to its DTA. The analysis of the DTA was made to determine the utilization of those tax benefits based upon projected future taxable income. Based upon management’s determination and in accordance with the generally accepted accounting principles, management concluded that the utilization of this asset was “more likely than not.” Accordingly, as of March 31, 2012, $866,000 of the valuation allowance was credited to income tax expense. Among the criteria that management considered in evaluating the DTA were: improved core profitability of the Bank in 2010 and 2011; substantial improvement in 2010 and 2011 of non-performing asset levels, which were driving losses in prior years; and positive forecast for taxable income looking forward over the next three years. However, during the fourth quarter of 2012 the $866,000 was reversed as a result of management’s reevaluation of the DTA and determination that it was more likely than not that some or all of the DTA would not be realized during the period. Management’s decision to reverse the DTA recovery in the fourth quarter of 2012 was influenced by several factors including a higher than anticipated provision expense recorded throughout the year, lower than expected commercial loan demand and lastly placing two large commercial loans into non-accrual status during the fourth quarter. A valuation allowance of $3.2 million remains on our current DTA as of September 30, 2013.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20% of net deposits and short-term borrowings. Liquidity as of September 30, 2013 was $54.0 million, or 42.6%, compared to $52.5 million, or 42.5% at December 31, 2012. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of September 30, 2013, the Bank had unused borrowing capacity totaling $28.9 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter-term fixed-rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2013 the Company originated $21.8 million in residential mortgage loans, of which $9.4 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $36.7 million in originations during the first nine months of 2012 of which $10.5 million were retained in portfolio. The Company also originated $17.9 million of commercial loans and $1.4 million of consumer loans in the first nine months of 2013 compared to $14.4 million of commercial loans and $1.5 million of consumer loans for the same period in 2012. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.9% and 47.2%, commercial loans 46.7% and 44.5% and consumer loans 7.4% and 8.3% at September 30, 2013 and December 31, 2012, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2013 deposits funded 73.9% of the Company’s total assets compared to 74.1% at December 31, 2012. Certificates of deposit scheduled to mature in less than one year at September 30, 2013 totaled $36.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2013 the Company had $25.0 million in FHLB advances. FHLB borrowings as a percentage of total assets were 11.7% at September 30, 2013 as compared to 12.3% at December 31, 2012. The Company has sufficient available collateral to obtain additional advances of $28.9 million as of September 30, 2013.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2013 was $23.8 million, or 11.2% of total assets, compared to $24.4 million, or 11.4% of total assets, at December 31, 2012 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets requirements in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at September 30, 2013. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2013:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 (Core) capital ( to adjusted assets)	$22,583	10.58%	$8,539	4.00%	$10,674	5.00%
Total risk-based capital ( to risk-weighted assets)	$24,295	17.74%	$10,955	8.00%	$13,694	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,583	16.49%	$5,477	4.00%	$8,216	6.00%
Tangible Capital ( to tangible assets)	$22,583	10.58%	$3,202	1.50%	$4,270	2.00%

ITEM 3 - QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and VP-Director of Financial Reporting and Accounting, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and VP-Director of Financial Reporting and Accounting concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

There has been no change in the Company’s internal control over the financial reporting during the Company’s third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2013

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

Quarter Ended September 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 14, 2013

By:	/s/Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting (Principal Financial and Accounting Officer)

Date: November 14, 2013

