Form 10-K
period 2013-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2014-03-19
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

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
YES ☒ . NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ . NO ☐.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2013 ($4.38 per share) was $11.1 million.

As of March 19, 2014, there were issued and outstanding 2,884,049 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2014 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the Year Ended December 31, 2013 (Part II).

2

PART I

ITEM 1.          BUSINESS

Private Securities Litigation Reform Act Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2013, we had consolidated assets of $209.7 million, deposits of $160.0 million and stockholders’ equity of $23.5 million. As of December 31, 2013, First Federal of Northern Michigan Bancorp, Inc. had 2,884,049 shares of common stock issued and outstanding. Our executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Our phone number at that address is (800) 498-0013.

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

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. According to the Michigan Senate, the population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 6.6% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was estimated to be approximately 155,000 in 2012, a decrease of 13.9% from approximately 180,000 according to the 2012 census. Median household income for the counties which comprised our market area in 2012 ranged from approximately $33,900 to $50,700, which represented moderate increases from 2010 levels in most counties in our market area. Median household income for our entire market area was below the national level of $51,371 and below the Michigan level of $46,859 in all but 2 counties in our market area, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Household income levels are not expected to increase substantially in our market area in the near future. The unemployment rate in our primary market, Alpena County, was 9.5% for December 2013, and ranged from 10.8% to 18.1% across the rest of our primary market area, as compared to 6.7% nationally and 8.4% for Michigan (all numbers not seasonally adjusted).

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

As of December 31, 2013, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating residential and commercial real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2013, we had total loans of $138.1 million, of which $63.8 million, or 46.2% were one- to four-family residential real estate mortgage loans, $51.9 million, or 37.6% were commercial real estate loans, and $12.5 million, or 9.0%, were commercial loans. Other loans consisted primarily of home equity loans, which totaled $8.7 million, or 6.3% of total loans, and other consumer loans which totaled $1.2 million, or 0.9% of total loans.

One- to Four-Family Residential Real Estate Lending. Our primary lending activity consists of originating one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in our market area. We also originate one- to four-family construction loans that pay interest only during the initial construction period (which generally does not exceed twelve months) and then pay interest and principal for the remainder of the loan term. To address interest rate risk we generally sell most of our one- to four-family fixed-rate mortgage loans with terms of 15 years or more and retain the loan servicing on a majority of these mortgage loans. Fixed-rate loans with terms of 15 years or less are either sold into the secondary market or, in some cases, retained in our portfolio. Adjustable rate mortgage loans are generally underwritten to secondary market mortgage standards, but are retained in our loan portfolio. One- to four-family residential mortgage loans are underwritten and originated according to policies and guidelines established by the secondary mortgage market agencies and approved by our Board of Directors. We utilize existing liquidity, deposits, loan repayments, and Federal Home Loan Bank advances to fund new loan originations.

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

Originations of one- to four fixed-rate mortgage loans are regularly monitored and are affected significantly by the level of market interest rates, our interest rate gap position, and loan products offered by our competitors. Our fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month.

We have in the past originated fixed-rate loans that amortize over 15 years but that have “balloon payments” that are due upon the maturity of the loan in five years. As a general rule, we no longer originate this type of mortgage loan. Upon maturity, existing balloon mortgage loans are either underwritten as fixed-rate loans and sold or rewritten as adjustable rate mortgages at current market rates. While the majority of our balloon mortgage loans amortize over 15 years, some amortize over 10 or 30 years, and a limited number amortize over five years.

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

Generally, we make one- to four-family mortgage loans with loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the borrower to purchase private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2013 approximately $339,000 of these products remained in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending. We originate commercial real estate loans. At December 31, 2013, we had a total of 148 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2013 we did have $3.8 million in commercial real estate loans located outside of Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2013, our commercial real estate loans, totaled $51.9 million, or 37.6% of our total loans, and had an average principal balance of approximately $350,000. The terms of each loan typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2013, our largest commercial real estate relationship consisted of one loan having a total principal balance of $3.1 million, which was performing according to its repayment terms as of December 31, 2013. This loan relationship is secured by a single piece of commercial real estate and is also our largest single commercial real estate loan.

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

Consumer and Other Loans. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2013, consumer and other loans totaled $9.9 million, or 7.2% of our total loan portfolio. At such date, $290,000, or 0.2% of our consumer loans, were unsecured. As of December 31, 2013, home equity loans totaled $8.7 million, or 6.3% of our total loan portfolio, and automobile loans totaled $458,000, or 0.3% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2013, we had $12.5 million in commercial loans which amounted to 9.0% of total loans. We make commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial loan is our loans-to-one-borrower limit, which was $3.6 million at December 31, 2013. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2013, our largest commercial loan was a $2.2 million commercial term loan and was collateralized by equipment and inventory of a supermarket. At December 31, 2013, the outstanding balance was $1.7 million and the loan was performing according to its repayment terms.

Construction Loans. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences. We also originate loans for the construction of commercial buildings and, to a lesser extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $1.8 million, or 1.3% of our total loan portfolio, at December 31, 2013.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$60,750	44.0%	$63,867	45.3%	$64,177	45.0%	$68,298	42.7%	$77,851	44.4%
Purchased Mortgage In-State	1,506	1.2%	1,711	1.3%	1,924	1.3%	3,243	2.0%	3,342	1.9%
1-4 Familly Construction	1,583	1.1%	962	0.7%	498	0.3%	156	0.1%	427	0.2%
Home Equity/Junior Liens	8,730	6.3%	10,409	7.4%	13,395	9.4%	16,547	10.3%	18,732	10.7%
Nonresidential Mortgages:
Nonresidential	41,090	29.8%	40,992	29.1%	44,020	30.9%	43,580	27.3%	43,446	24.8%
Purchased Nonresidential In-State	6,886	5.0%	4,553	3.2%	2,130	1.5%	4,232	2.6%	3,894	2.2%
Purchased Nonresidential Out-of-State	3,750	2.7%	6,882	4.9%	7,788	5.5%	9,928	6.2%	8,428	4.8%
Nonresidential Construction	—	0.0%	1,458	1.0%	91	0.1%	1,498	0.9%	2,816	1.6%
Purchased Construction In-State	—	0.0%	615	0.4%	—	0.0%	—	0.0%	—	0.0%
Purchased Construction Out-of-State	173	0.1%	173	0.1%	173	0.1%	1,772	1.1%	3,792	2.2%
Non real estate loans:
Commercial Loans	12,164	8.8%	7,769	5.5%	6,621	4.6%	7,382	4.6%	7,035	4.0%
Purchased Commerical Loans In-State	287	0.2%	333	0.2%	381	0.3%	1,466	0.9%	2,838	1.6%
Consumer and other loans	1,165	0.8%	1,258	0.9%	1,477	1.0%	2,118	1.3%	2,553	1.6%

Total Loans	$138,084	100.00%	$140,982	100.00%	$142,675	100.00%	$160,220	100.00%	$175,154	100.00%

Other items:
Deferred loan origination costs	179		15		14		31		12
Deferred loan origination fees	(476)		(335)		(287)		(276)		(287)
Allowance for loan losses	(1,472)		(1,750)		(1,518)		(2,831)		(3,660)

Total loans, net	$136,315		$138,912		$140,884		$157,144		$171,219

Loan Portfolio Maturities and Yield. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

	1-4 Family Mortgage		Purchased Mortgage In-State		1-4 Family Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$235	6.90%	$—	0.00%	$1,583	3.68%
2015	101	7.98%	—	0.00%	—	0.00%
2016	157	7.03%	—	0.00%	—	0.00%
2017 to 2018	1,634	5.65%	—	0.00%	—	0.00%
2019 to 2023	5,712	5.76%	—	0.00%	—	0.00%
2024 to 2028	24,068	4.58%	26	4.85%	—	0.00%
2029 and beyond	28,843	5.39%	1,480	2.63%	—	0.00%

Total	$60,750	5.13%	$1,506	2.67%	$1,583	2.54%

	Home Equity/Junior Liens		Nonresidential		Purchased Nonresidential In-State
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$42	6.73%	$5,437	5.97%	$1,737	5.05%
2015	107	7.18%	3,944	6.39%	39	7.48%
2016	307	8.02%	3,907	5.71%	760	4.75%
2017 to 2018	391	5.59%	19,951	5.49%	1,616	4.75%
2019 to 2023	4,542	5.77%	5,353	5.64%	1,750	4.75%
2024 to 2028	3,341	4.21%	1,485	6.75%	984	5.75%
2029 and beyond	—	0.00%	1,013	6.25%	—	0.00%

Total	$8,730	5.27%	$41,090	5.74%	$6,886	4.98%

	Purchased Nonresidential Out-of-State		Purchased Construction Out-of-State		Commercial Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$1,441	5.50%	$173	9.25%	$3,406	5.19%
2015	—	0.00%	—	0.00%	2,165	5.25%
2016	—	0.00%	—	0.00%	1,378	5.42%
2017 to 2018	—	0.00%	—	0.00%	3,255	5.00%
2019 to 2023	—	0.00%	—	0.00%	1,960	5.48%
2024 to 2028	—	0.00%	—	0.00%	—	0.00%
2029 and beyond	2,309	5.75%	—	0.00%	—	0.00%

Total	$3,750	0.00%	$173	122.56%	$12,164	0.13%

	Purchased Commercial Loans In-State		Consumer & Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$—	0.00%	$16	8.88%	$14,070	0.01%
2015	—	0.00%	77	8.14%	6,433	0.10%
2016	—	0.00%	220	8.09%	6,729	0.26%
2017 to 2018	287	4.75%	658	6.71%	27,792	0.16%
2019 to 2023	—	0.00%	176	6.36%	19,493	0.06%
2024 to 2028	—	0.00%	18	5.50%	29,922	0.00%
2029 and beyond	—	0.00%	—	0.00%	33,645	0.00%

Total	$287	4.75%	$1,165	1.17%	$138,084	0.06%

Fixed- and Adjustable-Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(dollars in thousands)

Residential Mortgages:
1-4 Family Mortgages	$36,547	$23,968	$60,515
Purchased Mortgage In-State	—	1,506	1,506
Home Equity/Junior Liens	3,065	5,623	8,688
Nonresidential Mortgages:
Nonresidential	24,799	10,854	35,653
Purchased Nonresidential In-State	3,406	1,743	5,149
Purchased Nonresidential Out-of-State	2,309	—	2,309
Non real estate loans:
Commercial Loans	6,773	1,985	8,758
Purchased Commerical Loans In-State	287	—	287
Consumer and other loans	945	204	1,149

Total Loans	$78,131	$45,883	$124,014

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

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2013, we had outstanding loan commitments of $18.9 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to investor guidelines, and closed on standard investor documents. We currently sell loans to Freddie Mac and the Federal Home Loan Bank of Indianapolis (the “FHLB”). If such loans are sold, the sales are conducted using standard investor purchase contracts and master commitments as applicable. The majority of one- to four-family mortgage loans that we have sold to investors have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not First Federal of Northern Michigan.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2013, we had $297,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $857,000 and $760,000 for the years ended December 31, 2013 and 2012, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (FASB ASC 860, “Transfers and Servicing”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $860,000 were included on our balance sheet at December 31, 2013. During 2013, we reversed the $20,000 valuation reserve that was established in 2012 on the value of our rights to service 20 year fixed-rate loans which we have sold to Freddie Mac.

Origination, Purchase and Sale of Loans. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Loans receivable at beginning of period	$140,982	$142,675	$160,220

Originations:
Real estate:
Residential 1-4 family	28,776	52,387	38,150
Commercial and Multi-family	33,260	18,182	12,941
Consumer	1,639	2,040	2,113
Total originations	63,675	72,609	53,204

Loan purchases:
Commercial	2,844	6,538	1,000
Total loan purchases	2,844	6,538	1,000

Loan sales	(17,776)	(36,529)	(28,353)
Transfer of loans to foreclosed assets	(1,486)	(1,823)	(3,459)
Repayments	(50,155)	(42,488)	(39,937)

Total loans receivable at end of period	$138,084	$140,982	$142,675

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

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2013, we held $757,000 in properties that were classified REO and $1.0 million in assets classified as ORA.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009

	(dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$651	$1,810	$2,420	$3,114	$2,944
Commercial Mortgage	13	821	356	1,148	2,204
Purchased Mortgage Out-of-State	1,441	2,030	—	—	—
Construction	—	—	—	—	1,433
Purchased Construction Out-of-State	173	173	173	1,772	2,113
Commercial	—	—	—	—	96
Consumer and other	7	29	152	206	157

Total non-accrual loans	$2,285	$4,863	$3,101	$6,240	$8,947

Accrual loans delinquent 90 days or more:
Residential Mortgage	24	61	238	282	89
Commercial Mortgage	—	—	—	82	2,696
Construction	—	—	—	—	—
Purchased Construction Out-of-State	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	2	6	—	2	54
Total accrual loans delinquent 90 days or more	$26	$67	$238	$366	$2,839

Total nonperforming loans (1)	$2,311	$4,930	$3,339	$6,606	$11,786

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	285	957	1,086	494	584
Commercial Mortgage	472	309	1,015	2,304	2,985
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	1,023	1,121	1,307	20	11

Total real estate owned and other repossessed assets (2)	$1,780	$2,387	$3,408	$2,818	$3,580
Total nonperforming assets	$4,091	$7,317	$6,747	$9,424	$15,366

Total nonperforming loans to total loans receivable	1.67%	3.50%	2.37%	4.12%	6.73%
Total nonperforming assets to total assets	1.95%	3.42%	3.11%	4.37%	6.58%

(1)	All of our loans delinquent 90 days or more are classified as nonperforming.
(2)	Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

          Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2013
Residential Mortgages	9	$393	5	$353	14	$746
Commercial Mortgages	2	521	—	—	2	521
Purchased Out-of-State Commercial Mortgages	—	—	1	1,441	1	1,441
Construction	—	—	—	—	—	—
Purchased Out-of-State Construction	—	—	1	173	1	173
Commercial	1	20	—	—	1	20
Consumer	3	59	1	2	4	61
Total	15	$993	8	$1,969	23	2,962

At December 31, 2012
Residential Mortgages	11	$796	10	$1,198	21	$1,994
Commercial Mortgages	1	540	3	282	4	822
Construction	—	—	—	—	—	—
Purchased Out-of-State Construction	—	—	1	173	1	173
Commercial	—	—	—	—	—	—
Consumer	1	5	3	19	4	24
Total	13	$1,341	17	$1,672	30	3,013

At December 31, 2011
Residential Mortgages	16	$1,501	23	$1,969	39	$3,470
Commercial Mortgages	3	339	1	245	4	584
Construction	—	—	—	—	—	—
Purchased Out-of-State Construction	—	—	1	173	1	173
Commercial	1	29	—	—	1	29
Consumer	6	59	5	128	11	187
Total	26	$1,928	30	$2,515	56	4,443

At December 31, 2010
Residential Mortgages	23	$2,056	34	$2,434	57	$4,490
Commercial Mortgages	3	488	8	784	11	1,272
Construction	—	—	2	1,772	2	1,772
Commercial	1	6	—	—	1	6
Consumer	10	122	9	207	19	329
Total	37	$2,672	53	$5,197	90	7,869

At December 31, 2009
Residential Mortgages	22	$1,819	23	$1,719	45	$3,538
Commercial Mortgages	7	1,125	12	3,705	19	4,830
Construction	2	1,255	1	290	3	1,545
Commercial	3	402	1	80	4	482
Consumer	14	226	14	135	28	361
Total	48	$4,827	51	$5,929	99	10,756

Interest income that would have been recorded for the year ended December 31, 2013, had non-accruing loans been current according to their original terms amounted to $1.1 million. Interest of $203,000 was recognized on these impaired loans prior to placing them on non-accrual status, and is included in net income for the year ended December 31, 2013.

The following table displays the unpaid principal balance and number of loans classified as troubled debt restructurings as of the dates indicated:

	Troubled Debt Restructurings
	as of Decmeber 31, 2013		as of Decmeber 31, 2012		as of Decmeber 31, 2011
	(dollars in thousands)

	Number of Contracts	Unpaid Principal Balance	Number of Contracts	Unpaid Principal Balance	Number of Contracts	Unpaid Principal Balance

Commercial - Construction	1	$173	1	$173	—	$—
Commercial Real Estate - Other	6	$3,725	6	$3,872	3	$1,398
Residential	2	$267	—	$—	—	$—

Total	9	$4,165	7	$4,045	3	$1,398

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

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2013, classified assets consisted of substandard assets of $5.7 million. There were no assets classified as doubtful or loss at December 31, 2013.

We classify our assets pursuant to criteria similar to the classification structure provided in the OCC regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)

Substandard assets	$5,662	$13,008	$16,435	$15,974	$18,141
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$5,662	$13,008	$16,435	$15,974	$18,141

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

We consider commercial and commercial real estate loans and construction loans to be riskier than the one- to four-family residential mortgage loans that we originate. Commercial and commercial real estate loans have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The increased risk characteristics associated with commercial real estate and land loans and construction loans are considered by management in the evaluation of the allowance for loan losses and generally result in a larger loss factor applied to these segments of the loan portfolio in developing an estimate of the required allowance for loan losses. We intend to increase our originations of commercial and commercial real estate loans, and we intend to retain these loans in our portfolio. Because these loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, an increase in our origination (and retention in our portfolio) of these types of loans would, in the absence of other offsetting factors, require us to make additional provisions for loan losses.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)

Allowance at beginning of period	$1,750	$1,518	$2,831	$3,660	$5,647

(Charge-offs):
Real Estate:
Residential Mortgages	(464)	(840)	(1,119)	(258)	(362)
Nonresidential Real Estate:
Commercial Mortgages	(85)	(265)	(334)	(198)	(4,903)
Purchased In-State	—	—	—	—	(2,482)
Purchased Out-of-State	(589)	—	(93)	(314)	—
Construction	—	—	—	(751)	—
Purchased In-State	—	—	—	—	—
Purchased Out-of-State	—	—	—	(262)	—
Non Real Estate Loans:
Commercial	—	—	(6)	—	(246)
Consumer and other	(53)	(131)	(192)	(319)	(254)
Total charge offs	(1,191)	(1,236)	(1,744)	(2,102)	(8,247)

Recoveries:
Real Estate:
Residential Mortgages	120	65	25	2	—
Nonresidential Real Estate:
Commercial Mortgages	114	10	79	85	—
Construction	—	—	—	60	—
Non Real Estate Loans:
Commercial	—	—	1	—
Consumer and other	42	26	42	25	64
Total recoveries	276	101	147	172	64

Net (charge offs) recoveries	(915)	(1,135)	(1,597)	(1,930)	(8,183)
Provision for loan losses	637	1,367	284	1,101	6,196

Balance at end of year	$1,472	$1,750	$1,518	$2,831	$3,660

Ratios:
Net Charge-offs to average loans outstanding (annualized)	0.64%	0.79%	1.02%	1.14%	4.58%

Allowance for loan loss to non-performing loans at end of period	63.70%	35.50%	45.46%	87.70%	31.05%

Allowance for loan losses to total loans at end of period	1.07%	1.24%	1.06%	1.98%	2.09%
17

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

			At December 31
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
1 - 4 family residential	$773	44.0%	$894	45.3%	$858	45.0%
Purchased Mortgages In-State	11	1.2%	12	1.3%	12	1.3%
1 - 4 family construction	—	1.1%	—	0.7%	—	0.3%
Home Equity & Junior Liens	62	6.3%	99	7.4%	146	9.4%
Nonresidential Mortgages:
Nonresidential	319	29.8%	453	29.1%	320	30.9%
Purchased Nonresidential In-State	—	5.0%	50	3.2%	16	1.5%
Purchased Nonresidential Out-of-State	125	2.7%	76	4.9%	57	5.5%
Construction	—	0.0%	57	1.0%	3	0.1%
Purchased Construction In-State	—	0.0%	—	0.4%	—	0.0%
Purchased Construction Out-of-State	48	0.1%	7	0.1%	7	0.1%
Non Real Estate Loans:
Commercial	63	8.8%	66	5.5%	50	4.6%
Purchased Commercial In-State	—	0.2%	3	0.2%	3	0.3%
Consumer	21	0.8%	33	0.9%	46	1.0%
Unallocated	50	0.0%	—	0.0%	—	0.0%
Total	$1,472	100.0%	$1,750	100.0%	$1,518	100.0%

	At December 31

	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
One to four family residental	$519	42.7%	$634	44.4%
Purchased Mortgages In-State	17	2.0%	12	1.9%
1 - 4 family construction	—	0.1%	3	0.2%
Home Equity & Junior Liens	228	10.3%	214	10.7%
Nonresidential Mortgages:
Nonresidential	967	27.3%	1,055	24.9%
Purchased Nonresidential In-State	94	2.6%	140	2.2%
Purchased Nonresidential Out-of-State	220	6.2%	175	4.8%
Construction	245	0.9%	647	1.6%
Purchased Construction In-State	—	0.0%	—	0.0%
Purchased Construction Out-of-State	290	1.1%	350	2.2%
Non Real Estate Loans:
Commercial	192	4.6%	316	4.0%
Purchased Commercial In-State	—	0.9%	73	1.6%
Consumer	59	1.3%	41	1.5%
Total	$2,831	100.0%	$3,660	100.0%

 Mortgage Banking Activities

 Our mortgage banking activities involve the origination and subsequent sale of one- to four-family residential mortgage loans. When loans are sold, we generally retain the rights to service those loans thereby maintaining our customer relationships. We intend to use these customer relationships to cross-sell additional products and services. Loans that we sell are originated using the same personnel and the same underwriting policies as loans that we maintain in our portfolio. The decision whether to sell a loan is dependent upon the type of loan product and the term of the loan. In recent years, we have sold most of our fixed-rate one- to four-family residential loans with maturities of 15 years or greater, and have retained servicing on most of these loans.

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2013, we were servicing loans sold to third parties totaling $131.7 million, and the mortgage servicing rights associated with such loans had a book value, net of valuation reserve, at such date of $860,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

Investment Activities

Our investment securities portfolio is comprised of U.S. Government, state agency and municipal obligations, and mortgage-backed securities, of which $50.4 million, or 95.7%, was classified as available-for-sale, and $2.3 million, or 4.3%, of the total portfolio was classified as held-to-maturity. At December 31, 2013, we had no investments in unrated securities. At December 31, 2013, $16.0 million, or 30.2% of our investment portfolio was scheduled to mature in less than five years, and $36.9 million, or 69.8%, was scheduled to mature in over five years. At December 31, 2013, $4.9 million, or 9.2% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2013, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $23.1 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Ginnie Mae and, to a lesser extent, Fannie Mae and Freddie Mac; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2013, the fair market value of mortgage-backed securities totaled $28.6 million, or 54.4% of total investments. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available-for-sale.

We have interests in pools of single-family mortgages in which the principal and interest payments are from the mortgage originators, through intermediaries (generally government-sponsored agencies) that pool and repackage loans and sell the participation interest in the form of securities, to investors. These government-sponsored agencies include Freddie Mac, Ginnie Mae, or Fannie Mae. The underlying pool of mortgages can be comprised of either fixed-rate mortgage loans or adjustable-rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, are shared by the investors in that pool.

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

ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2013, all of our investment securities were designated as available for sale except for $2.3 million in municipal bond investments designated as held to maturity.

At December 31, 2013 we had no investment in a single company or entity (other than an agency of the U.S. Government or U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Debt Securities:
U.S. Government and agency obligations	$7,111	$7,042	$9,181	$9,247	$14,756	$14,863

Municipal obligations	15,949	16,009	12,758	13,328	9,362	9,941

Corporate bonds and other obligations	1,085	1,097	1,135	1,150	—	—

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	11,052	10,941	6,486	6,587	4,984	4,990
Freddie Mac	2,989	2,940	4,045	4,110	3,981	3,974
Ginnie Mae	14,667	14,722	18,370	18,911	21,385	21,945

Total debt securities	52,853	52,751	51,975	53,333	54,468	55,713

Marketable equity securities
Common stock	3	7	3	1	3	1

Total equity securities	3	7	3	1	3	1

Total investment securities	$52,856	$52,758	$51,978	$53,334	$54,471	$55,714

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2013
	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Debt Securities:
U.S. Government and agency securities	$2,009	3.13%	$4,103	2.03%	$999	2.19%	$—	0.00%	$7,111	$7,042	2.36%
State agency and municipal obligations	2,871	4.68%	5,782	2.54%	5,761	2.17%	1,535	4.32%	15,949	16,009	2.96%

Corporate bonds and other obligations	—	0.00%	1,085	6.90%	—	0.00%	—	0.00%	1,085	1,097	6.90%

Mortgage-backed securities
Fannie Mae	—	0.00%	83	4.50%	10,969	2.49%	—	0.00%	11,052	10,941	2.50%
Freddie Mac	—	0.00%	4	1.63%	2,234	2.73%	751	0.00%	2,989	2,940	2.80%
Ginnie Mae	—	0.00%	44	3.39%	—	0.00%	14,623	3.40%	14,667	14,722	3.40%

Total debt securities	4,880		11,102		19,963		16,909		52,853	52,751

Marketable equity securities:
Common Stock	—	0.00%	—	0.00%	—	0.00%	3	0.00%	3	7	0.00%

Total investment securities	$4,880		$11,102		$19,963		$16,912		$52,856	$52,758

	At December 31, 2012
	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Debt Securities:
U.S. Government and agency securities	$—	0.00%	$8,182	2.01%	$999	2.19%	$—	0.00%	$9,181	$9,247	2.03%
State agency and municipal obligations	1,947	2.36%	5,119	3.13%	4,266	3.09%	1,426	4.78%	12,758	13,328	3.18%

Corporate bonds and other obligations	—	0.00%	1,135	6.90%	—	0.00%	—	0.00%	1,135	1,150	6.90%

Mortgage-backed securities
Fannie Mae	—	0.00%	—	0.00%	6,486	2.91%	—	0.00%	6,486	6,587	2.91%
Freddie Mac	39	4.00%	6	1.63%	2,975	2.75%	1,024	0.00%	4,045	4,110	2.82%
Ginnie Mae	—	0.00%	48	3.41%	17	3.35%	18,305	3.85%	18,370	18,911	3.84%

Total debt securities	1,986		14,491		14,743		20,755		51,975	53,333

Marketable equity securities:
Common Stock	—	0.00%	—	0.00%	—	0.00%	3	0.00%	3	1	0.00%

Total investment securities	$1,986		$14,491		$14,743		$20,758		$51,978	$53,334

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

Deposits. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive non-deposit sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2013 we had $3.8 million in brokered deposits from CDAR’s and ICS sweep program. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the both the use of Federal Home Loan Bank borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2013			2012			2011
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)

Non-interest-bearing	$21,047	13.15%	NA	$21,067	13.30%	NA	$12,609	8.36%	NA
NOW accounts	22,794	14.24%	0.13%	19,531	12.33%	0.21%	18,602	12.35%	0.21%
Passbook	22,037	13.77%	0.05%	19,867	12.55%	0.05%	17,873	11.86%	0.05%
Money market accounts	27,428	17.14%	0.15%	24,687	15.59%	0.22%	23,193	15.40%	0.22%

Time deposits that mature:
Less than 12 months	32,952	20.59%	0.60%	39,161	24.73%	0.85%	38,503	25.56%	1.08%
Within 12-36 months	24,273	15.17%	1.33%	28,701	18.13%	1.33%	32,580	21.63%	1.60%
Beyond 36 months	9,498	5.94%	1.67%	5,336	3.37%	2.10%	7,290	4.84%	2.21%
Jumbo	—	0.00%	0.00%	—	0.00%	0.00%	—	0.00%	0.00%

Total deposits	$160,029	100.00%	0.68%	$158,350	100.00%	0.68%	$150,650	100.00%	0.87%

Time Deposit Rates. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 7 to our consolidated financial statements contained within Exhibit 13 for a more detailed breakdown by rate range):

	At December 31,
Rate	2013	2012	2011
	(dollars in thousands)
0.50 percent to 0.99 percent	$40,259	$42,698	$38,802
1.00 percent to 1.99 percent	17,715	15,962	18,343
2.00 percent to 2.99 percent	7,130	10,746	16,057
3.00 percent to 3.99 percent	1,486	3,398	4,078
4.00 percent to 4.99 percent	133	394	1,092
	$66,723	$73,198	$78,372

Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2013.

Rate	Less Than One Year	1 - Less than 2 Years	2 - Less than 3 Years	3 - Less than 5 Years	5 years and Greater	Total
	(dollars in thousands)
0.50 percent to 0.99 percent	$27,892	$11,193	$877	$297	$—	$40,259
1.00 percent to 1.99 percent	3,324	953	6,408	3,315	3,715	17,715
2.00 percent to 2.99 percent	1,313	3,861	409	51	1,496	7,130
3.00 percent to 3.99 percent	422	494	—	12	558	1,486
4.00 percent to 4.99 percent	—	46	33	54	—	133
	$32,951	$16,547	$7,727	$3,729	$5,769	$66,723

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $22.9 million. The following table sets forth the maturity of those certificates as of December 31, 2013.

Maturity Period	Certificates of Deposit in excess of $100,000
(dollars in thousands)

Three months or less	$3,164
Three through six months	4,100
Six through twelve months	3,144
Over twelve months	12,523

Total	$22,931

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2013, we had access to additional Federal Home Loan Bank advances of up to $27.2 million, based upon pledged collateral. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Balance at end of period	$24,813	$26,358	$34,500
Average balance during period	24,065	31,260	31,217
Maximum outstanding at any month end	25,313	35,600	36,200
Weighted average interest rate at end of period	1.00%	1.46%	2.30%
Average interest rate during period	1.25%	1.88%	2.16%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan.

First Federal of Northern Michigan has two wholly owned subsidiaries and these have been consolidated in the financial statements and all inter-company balances and transactions have been eliminated in consolidation.

One subsidiary, Financial Services & Mortgage Corporation, leases, sells, develops and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2013, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $92,000. The primary asset of the subsidiary was an investment in land and real estate but as of December 31, 2011 all real estate had been sold. See “Real Estate Development Activities.” Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

First Federal of Northern Michigan’s second subsidiary, FFNM Agency, Inc., collects the residual income stream associated with the April 2008 sale of the Company’s wholesale health insurance override business to a third party. FFNM Agency is the successor company to the InsuranCenter of Alpena (“ICA”). On February 27, 2009, we sold the majority of the assets of ICA.

Personnel

As of December 31, 2013, First Federal of Northern Michigan had 71 full-time and 21 part-time employees. None of the Bank’s employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

SUPERVISION AND REGULATION

General

As a federal savings bank, First Federal of Northern Michigan is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”), and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). Prior to July 21, 2011, the Office of Thrift Supervision was First Federal of Northern Michigan’s primary federal regulator. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, eliminated the Office of Thrift Supervision and transferred the Office of Thrift Supervision’s functions relating to federal savings banks, including rulemaking authority, to the OCC, effective July 21, 2011. The federal system of regulation and supervision establishes a comprehensive framework of activities in which First Federal of Northern Michigan may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

First Federal of Northern Michigan also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board”, which governs the reserves to be maintained against deposits and other matters. In addition, First Federal of Northern Michigan is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. First Federal of Northern Michigan’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of First Federal of Northern Michigan’s loan documents.

As a savings and loan holding company, First Federal of Northern Michigan Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011 pursuant to the Dodd-Frank Act regulatory restructuring. First Federal of Northern Michigan Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to First Federal of Northern Michigan and First Federal of Northern Michigan Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Federal of Northern Michigan and First Federal of Northern Michigan Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on First Federal of Northern Michigan Bancorp, First Federal of Northern Michigan and their operations.

Dodd-Frank Act

As noted above, the Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. These capital requirements do not apply to savings and loan holding companies until five years after the July 21, 2010 enactment date of the Dodd-Frank Act. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Federal of Northern Michigan, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for First Federal of Northern Michigan and First Federal of Northern Michigan Bancorp.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the OCC. Under these laws and regulations, First Federal of Northern Michigan may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. First Federal of Northern Michigan also may establish subsidiaries that may engage in activities not otherwise permissible for First Federal of Northern Michigan directly, including real estate investment, securities brokerage and insurance agency services.

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

In July, 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

  At December 31, 2013, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2013 and 2012, as compared to the minimum capital requirements.

	At December 31,
	2013		2012

	Amount	Percent of Assets	Amount	Percent of Assets
	(dollars in thousands)
Equity capital	$22,701	10.9%	$23,304	11.0%

Tangible Capital Requirement:
Tangible capital level	22,563	10.8%	22,015	10.3%
Requirement	3,137	1.5%	3,197	1.5%
Excess	19,426	9.3%	18,818	8.8%

Core Capital Requirement:
Core capital level	22,563	10.8%	22,015	10.3%
Requirement	8,366	4.0%	8,526	4.0%
Excess	14,197	6.8%	13,489	6.3%

Risk-based Capital Requirement:
Risk-based capital level	24,033	17.9%	23,723	17.4%
Requirement	10,748	8.0%	10,930	8.0%
Excess	13,285	9.9%	12,793	9.4%

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings bank that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2013, First Federal of Northern Michigan maintained approximately 73.4% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions. OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings bank must file an application for approval of a capital distribution if:

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
26

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as First Federal of Northern Michigan, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. First Federal of Northern Michigan received an “Outstanding” Community Reinvestment Act rating in its two most recent federal examinations.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Federal Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points. Deposit assessments were prepaid in December 2009 for the fourth quarter of 2009 and for calendar years 2010 through 2012. Estimated assessments were based on certain assumptions specified by the FDIC, including a 5% annual growth rate. Prepaid assessments are to be applied against actual assessments until the prepaid assessments are exhausted. Unused prepayments were returned to the institutions on June 28, 2013. We recorded the prepayment of assessments as a prepaid expense, which was amortized to expense during the three year period. Our prepayment amount was $1.4 million and we received a reimbursement of $509,000.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.64 of a basis point of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Federal of Northern Michigan. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

The recently proposed rules that would increase regulatory capital requirements would adjust prompt corrective categories accordingly. See “- Capital Requirements” above.

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

Federal Home Loan Bank System. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2013, First Federal of Northern Michigan was in compliance with this requirement.

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2013, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of the Comptroller of the Currency.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other things corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosures of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

Deferred Tax Asset Valuation. The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2013 the Company had a valuation allowance against its deferred tax assets of $3.2 million.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2013, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, First Federal of Northern Michigan had a net operating loss of approximately $10.8 million which it may carry forward for federal income tax purposes until 2033.

Corporate Dividends. We may exclude from our income 100% of dividends received from First Federal of Northern Michigan as a member of the same affiliated group of corporations.

The federal income tax returns of First Federal of Northern Michigan Bancorp, Inc. and its predecessor, Alpena Bancshares, Inc. have not been audited by the Internal Revenue Service in the last five fiscal years.

State and Local Taxation

We are subject to the Michigan Business Tax (MBT). Financial Institutions are subject to a component of the MBT, the Financial Institutions Tax, which is based on capital rather than taxable earnings.

Other applicable state taxes include generally applicable sales, use and real property taxes.

As a Maryland business corporation, First Federal of Northern Michigan Bancorp, Inc. is required to file annual returns with and pay annual fees to the State of Maryland.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2013, First Federal of Northern Michigan owned its main office and all of its branch offices. The following is a list of our locations:

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

1000 South Wisconsin
Gaylord, Michigan 49735

ITEM 3. LEGAL PROCEEDINGS

We are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2013, we are not involved in any claims or lawsuits material to their respective businesses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of March 18, 2014 there were 2,884,049 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2013, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

No equity securities were sold during the year ended December 31, 2013 that were not registered under the Securities Act.
34

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and VP – Director of Financial Reporting and Accounting, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and VP - Director of Financial Reporting and Accounting concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)      Management’s Annual Report on Internal Control over Financial Reporting

Management of First Federal of Northern Michigan Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and VP – Director of Financial Reporting and Accounting, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2013 is effective using these criteria.

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

(c)     Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning directors and executive officers is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as a part of this form 10-K are as follows:

3.1	Articles of Incorporation of First Federal of Northern Michigan Bancorp, Inc.*
3.2	Bylaws of First Federal of Northern Michigan Bancorp, Inc.*
4	Form of Common Stock Certificate of First Federal of Northern Michigan Bancorp, Inc.*
10.1	Change in Control Agreements*
10.2	1996 Stock Option Plan*
10.3	2006 Stock-Based Incentive Plan**
13	Annual Report to Shareholders
14	Code of Ethics ***
21	Subsidiaries of Registrant
23	Consent of Plante & Moran PLLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS	XBRL Taxonomy Extension Schema
101	SCH	XBRL Taxonomy Extension Calculation Linkbase
101	CAL	XBRL Taxonomy Extension Label Linkbase
101	DEF	XBRL Taxonomy Extension Definition Linkbase
101	LAB	XBRL Taxonomy Extension Label Linkbase
101	PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Registration Statement on Form SB-2 of First Federal of Northern Michigan Bancorp, Inc. (Registration No. 333-121178), originally filed with the Commission on December 10, 2004.
**	Incorporate by reference to the Definitive Proxy materials filed on April 10, 2006 (No. 000-31957).
***	Incorporated by reference to the Annual Report on Form 10-K of Alpena Bancshares, Inc. filed with the Commission on March 30, 2004 (Registration No. 000-31957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: March 19, 2014
37

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Eileen M. Budnick
	Michael W. Mahler, Director and		Eileen M. Budnick, VP- Director of Financial Reporting &
	Chief Executive Officer		Accounting, Treasurer & Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 19, 2014		Date: March 19, 2014

By:	/s/Martin A. Thomson	By:	/s/Keith Wallace
	Martin A. Thomson, Chairman		Keith Wallace, Director

Date:	March 19, 2014		Date: March 19, 2014

By:	/s/GaryVanMassenhove	By:	/s/Thomas R. Townsend
	Gary VanMassenhove, Director		Thomas R. Townsend, Director

Date:	March 19, 2014		Date: March 19, 2014

By:	/s/James E. Kraenzlein
James E. Kraenzlein, Director

Date:	March 19, 2014
38