Form 10-Q
period 2014-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2014-05-13
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 13, 2014
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$2,868,380	$2,760,010
Overnight deposits with FHLB	278,575	5,823
Total cash and cash equivalents	3,146,955	2,765,833
Securities available for sale	56,442,499	50,358,175
Securities held to maturity	2,255,000	2,255,000
Loans held for sale	235,500	175,400
Loans receivable, net of allowance for loan losses of $1,458,130 and $1,471,622 as of March 31, 2014 and December 31, 2013, respectively	135,326,174	136,314,964
Foreclosed real estate and other repossessed assets	1,938,058	1,780,058
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,159,558	5,203,301
Accrued interest receivable	828,205	744,730
Intangible assets	10,087	39,732
Deferred tax asset	657,705	798,163
Originated mortgage servicing rights	812,421	860,024
Bank owned life insurance	4,638,674	4,610,070
Other assets	549,713	485,234

Total assets	$215,266,649	$209,656,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$165,719,953	$160,029,115
Advances from borrowers for taxes and insurance	321,427	151,254
Advances from Federal Home Loan Bank	24,232,904	24,813,409
Accrued expenses and other liabilities	1,031,238	1,138,324

Total liabilities	191,305,522	186,132,102

Stockholders’ equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued)	31,918	31,918
Additional paid-in capital	23,853,891	23,853,891
Retained earnings	2,927,034	2,763,242
Treasury stock at cost (307,750 shares)	(2,963,918)	(2,963,918)
Accumulated other comprehensive income (loss)	112,202	(160,451)
Total stockholders’ equity	23,961,127	23,524,682

Total liabilities and stockholders’ equity	$215,266,649	$209,656,784

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income and Comprehensive Income

	For the Three Months
	Ended March 31,
	2014	2013
	(Unaudited)
Interest income:
Interest and fees on loans	$1,710,414	$1,816,613
Interest and dividends on investments
Taxable	150,676	115,329
Tax-exempt	41,456	37,695
Interest on mortgage-backed securities	142,294	115,371
Total interest income	2,044,840	2,085,008

Interest expense:
Interest on deposits	186,527	221,902
Interest on borrowings	62,766	99,441
Total interest expense	249,293	321,343

Net interest income	1,795,547	1,763,665
Provision for loan losses	15,765	144,074
Net interest income after provision for loan losses	1,779,782	1,619,591

Non-interest income:
Service charges and other fees	181,092	192,440
Mortgage banking activities	95,838	170,432
Net income (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(4,813)	6,479
Other	64,118	70,992
Total non-interest income	336,235	440,343

Non-interest expense:
Compensation and employee benefits	1,109,043	1,159,257
FDIC Insurance Premiums	45,544	45,699
Advertising	27,635	38,919
Occupancy	236,375	233,446
Amortization of intangible assets	29,646	29,646
Service bureau charges	62,386	77,494
Professional services	129,258	72,863
Collection activity	18,205	42,173
Real estate owned & other repossessed assets	16,949	33,266
Other	219,503	259,527
Total non-interest expense	1,894,544	1,992,290

Income before income tax expense	221,473	67,644
Income tax expense	—	—

Net Income	221,473	67,644

Other Comprehensive Income (Loss):
Unrealized (loss) gain on investment securities - available for sale securities - net of tax	$272,653	$(99,797)
Reclassification adjustment for gains realized in earnings - net of tax	—	—

Comprehensive Income (Loss)	$494,126	$(32,153)

Per share data:
Net Income per share
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049
Dividends per common share	$0.02	$—

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2013	31,918	(2,963,918)	23,853,891	2,763,242	(160,451)	23,524,682

Net income	—	—	—	221,473	—	221,473

Change in unrealized gain on available-for-sale securities (net of tax of $140,458)	—	—	—	—	272,653	272,653

Dividends declared	—	—	—	(57,681)	—	(57,681)

Balance at March 31, 2014	31,918	(2,963,918)	23,853,891	2,927,034	112,202	23,961,127

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$221,473	$67,644
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	101,720	100,605
Provision for loan loss	15,765	144,074
Amortization and accretion on securities	97,569	152,447
Gain on sale of loans held for sale	(41,739)	(70,471)
Originations of loans held for sale	(2,524,403)	(4,427,961)
Proceeds from sale of loans held for sale	2,506,042	4,462,144
Gain on sale of fixed assets	(1,725)	—
(Gain) loss on sale of real estate owned and other repossessed assets	6,538	(6,479)
Net change in:
Accrued interest receivable	(83,475)	(63,960)
Other assets	(16,876)	76,000
Prepaid FDIC insurance premiums	—	42,573
Bank owned life insurance	(28,604)	(33,079)
Accrued expenses and other liabilities	(107,086)	(129,826)
Net cash provided by operating activities	145,199	313,711

Cash Flows from Investing Activities:
Net decrease in loans	728,025	975,988
Proceeds from maturies and calls of available-for-sale securities	2,336,150	3,990,226
Proceeds from sale of real estate and other repossessed assets	80,462	196,645
Proceeds from sale of property and equipment	1,725	—
Purchase of securities	(8,104,932)	(5,433,778)
Purchase of premises and equipment	(28,332)	—
Net cash used in investing activities	(4,986,902)	(270,919)

Cash Flows from Financing Activities:
Dividends paid on common stock	(57,681)	—
Net (decrease) increase in deposits	5,690,838	(172,334)
Net increase in Repo Sweep accounts	—	682,630
Net increase in advances from borrowers	170,173	171,815
Advances from Federal Home Loan Bank	6,980,000	13,930,000
Repayments of Federal Home Loan Bank advances	(7,560,505)	(15,425,077)
Net cash provided by (used in) financing activities	5,222,825	(812,966)

Net decrease in cash and cash equivalents	381,122	(770,174)
Cash and cash equivalents at beginning of period	2,765,833	2,751,810
Cash and cash equivalents at end of period	$3,146,955	$1,981,636

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$251,505	$332,503
Transfers of loans to foreclosed real estate and repossessed assets	245,000	208,000

See accompanying notes to consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December, 31, 2013.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 3— PROPOSED BUSINESS COMBINATION

On January 23, 2014, the Company entered into a definitive merger agreement with Alpena Banking Corporation, the Michigan corporation and the bank holding company for Bank of Alpena. Under the terms of the merger agreement, each share of Alpena Banking Corporation will be converted into 1.549 shares of the Company’s common stock. As of March 31, 2014, Bank of Alpena operated one office in Alpena, Michigan and had assets of $69.9 million, deposits of $62.7 million, other liabilities of $269,000 and stockholders’ equity of $7.0 million. The merger agreement has been approved by the boards of directors of each company and is subject to the approvals of shareholders of the Company and of Alpena Banking Corporation, for which each company will hold a special meeting of shareholders, expected, in the third quarter of 2014. The merger is also subject to the requisite regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.

Note 4—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,345	$34	$(94)	10,285
Municipal obligations	14,568	258	(181)	14,645
Corporate bonds & other obligations	1,072	10	—	1,082
Mortgage-backed securities	30,284	343	(207)	30,420
Equity securities	3	7	—	10

Total	$56,272	$652	$(482)	$56,442

Securities Held to Maturity
Municipal obligations	$2,255	$140	$—	$2,395

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,111	$36	$(105)	7,042
Municipal obligations	13,694	216	(301)	13,609
Corporate bonds & other obligations	1,085	12	—	1,097
Mortgage-backed securities	28,708	279	(384)	28,603
Equity securities	3	4	—	7

Total	$50,601	$547	$(790)	$50,358

Securities Held to Maturity
Municipal obligations	$2,255	$145	$—	$2,400

The amortized cost and estimated market value of securities at March 31, 2014, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	March 31, 2014
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$2,401	$2,414
Due after one year through five years	15,508	15,585
Due in five year through ten years	6,841	6,705
Due after ten years	1,235	1,308

Subtotal	25,985	26,012

Equity securities	3	10
Mortgage-backed securities	30,284	30,420

Total	$56,272	$56,442

Held To Maturity:
Due in one year or less	$90	$91
Due after one year through five years	490	512
Due in five year through ten years	700	749
Due after ten years	975	1,043

Total	$2,255	$2,395

At March 31, 2014 and December, 31, 2013, securities with a carrying value and fair value of $34,122,000 and $36,000,000, respectively, were pledged to secure our REPO sweep accounts, FHLB advances and our line of credit at the Federal Reserve.

There were no security sales in either the three months ended March 31, 2014 or 2013.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of March 31, 2014 and December, 31, 2013:

	March 31, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,236	$(13)	$918	$(81)
Municipal obligations	6,014	(134)	1,220	(47)
Mortgage-backed securities	10,391	(158)	2,404	(49)
Equity securities	—	—	—	—

Total	$18,641	$(305)	$4,542	$(177)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$894	$(105)
Municipal obligations	7,902	(243)	1,668	(58)
Mortgage-backed securities	14,471	(334)	2,052	(50)
Equity securities	—	—	—	—

Total	$22,373	$(577)	$4,614	$(213)

The Company held 33 securities with unrealized losses totaling $482,000 and 39 securities with unrealized losses totaling $790,000 at March 31, 2014 and December 31, 2013, respectively. The unrealized losses on the securities held in the portfolio are not considered other than temporary and have not been recognized into income. This decision is based on the Company’s ability and intent to hold any potentially impaired security until maturity. The performance of the security is based on the contractual terms of the agreement, the extent of the impairment and the financial condition and credit quality of the issuer. The decline in market value is considered temporary and a result of changes in interest rates and other market variables.

Note 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2014	2013
	(in thousands)
Real estate loans:
Residential mortgage	$63,576	$63,839

Commercial loans:
Construction - real estate	173	173
Secured by real estate	51,382	51,726
Other	12,252	12,451
Total commercial loans	63,807	64,350

Consumer loans:
Secured by real estate	8,490	8,730
Other	1,171	1,165

Total consumer loans	9,661	9,895
Total gross loans	$137,044	$138,084
Less:
Net deferred loan fees	(260)	(297)
Allowance for loan losses	(1,458)	(1,472)

Total loans, net	$135,326	$136,315

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December, 31, 2013:

As of March 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$—	$173	$—
Commercial Real Estate - other	2,203	12	1,441	3,656	47,726	51,382	—
Commercial - non real estate	18	—	—	18	12,234	12,252	—

Consumer:
Consumer - Real Estate	83	2	—	85	8,405	8,490	—
Consumer - Other	6	—	—	6	1,165	1,171	—

Residential:
Residential	1,304	—	159	1,463	62,113	63,576	—
Total	$3,614	$14	$1,773	$5,401	$131,643	$137,044	$—

As of December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$—	$173	$—
Commercial Real Estate - other	—	521	1,441	1,962	49,764	51,726	—
Commercial - non real estate	33	20	—	53	12,398	12,451	—

Consumer:
Consumer - Real Estate	54	55	—	109	8,621	8,730	—
Consumer - Other	—	4	2	6	1,159	1,165	2

Residential:
Residential	1,973	393	353	2,719	61,120	63,839	24
Total	$2,060	$993	$1,969	$5,022	$133,062	$138,084	$26

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2014 and December, 31, 2013:

As of March 31, 2014
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$—	$—	$—
3	—	16,028	5,831
4	—	22,926	5,761
4.5	—	5,001	481
5	—	4,531	17
6	173	2,896	162
7	—	—	—
8	—	—	—
Total	$173	$51,382	$12,252

As of December 31, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
1-2	$—	$—	$—
3	—	16,187	5,602
4	—	24,327	6,528
4.5	—	3,462	171
5	—	4,835	45
6	173	2,915	105
7	—	—	—
8	—	—	—
Total	$173	$51,726	$12,451

For residential real estate and other consumer credit the Company evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of March 31, 2014 and December, 31, 2013.

As of March 31, 2014
	(dollars in thousands)

	Residential

Loan Grade:
Pass	$63,247
Special Mention	—
Substandard	329
Total	$63,576

	Consumer -
	Real Estate	Consumer - Other

Performing	$8,484	$1,171
Nonperforming	6	—
Total	$8,490	$1,171

As of December 31, 2013
	(dollars in thousands)

	Residential

Loan Grade:
Pass	$63,164
Special Mention	—
Substandard	675
Total	$63,839

	Consumer -
	Real Estate	Consumer - Other

Performing	$8,723	$1,163
Nonperforming	7	2
Total	$8,730	$1,165

The following table presents the recorded investment in non-accrual loans by class as of March 31, 2014 and December, 31, 2013:

	As of
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	1,453	1,454
Commercial	—	—

Consumer:
Consumer - real estate	6	7
Consumer - other	—	—

Residential:
Residential	329	651

Total	$1,961	$2,285

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

The Bank has classified approximately $2.4 million of its impaired loans as troubled debt restructurings as of March 31, 2014. For the three months ended March 31, 2014, the Bank did not classify any loans as troubled debt restructurings; nor were there any troubled debt restructures that subsequently defaulted.

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	For the three months ended March 31, 2013			For the three months ended March 31, 2013
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	1	412	410	—	—
Consumer - Other	—	—	—	—	—
Residential	2	331	270	1	190
Total	3	$743	$680	1	$190

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

The following table presents the loans individually evaluated for impairment by class of loans as of March 31, 2014 and December, 31, 2013:

	Impaired Loans			March 31,
	As of March 31, 2014			2014
	Unpaid Principal	Recorded	Related	Average Recorded	Interest Income
	Balance	Investment	Allowance	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—
Commercial Real Estate - Other	1,478	1,477	—	1,595	21
Consumer - Real Estate	7	6	—	6	—
Consumer - Other	—	—	—	—	—
Residential	485	375	—	382	1

With a specific allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate - Construction	1,589	173	48	173	—
Commercial Real Estate - Other	2,426	1,838	137	1,840	4
Consumer - Real Estate	—	—	—	—	—
Consumer - Other	—	—	—	—	—
Residential	53	30	5	30	—

Totals:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—
Commercial Real Estate - Other	$3,904	$3,315	$137	$3,435	$25
Consumer - Real Estate	$7	$6	$—	$6	$—
Consumer - Other	$—	$—	$—	$—	$—
Residential	$538	$405	$5	$412	$1

	Impaired Loans			December 31,
	As of December 31, 2013			2013
	Unpaid Principal	Recorded	Related	Average Recorded	Interest Income
	Balance	Investment	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—
Commercial Real Estate - Other	1,789	1,788	—	1,894	104
Consumer - Real Estate	8	7	—	7	—
Consumer - Other	—	—	—	—	—
Residential	954	722	—	727	6

With a specific allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate - Construction	1,589	173	48	173	—
Commercial Real Estate - Other	3,980	3,391	182	3,397	94
Consumer - Real Estate	—	—	—	—	—
Consumer - Other	—	—	—	—	—
Residential	53	30	5	30	—

Totals:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—
Commercial Real Estate - Other	$5,769	$5,179	$182	$5,291	$198
Consumer - Real Estate	$8	$7	$—	$7	$—
Consumer - Other	$—	$—	$—	$—	$—
Residential	$1,007	$752	$5	$757	$6

The Allowance for Loan and Lease Losses has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarters ended March 31, 2014 and 2013, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended March 31, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(16)	—	(11)	(6)	(35)	—	(68)
Recoveries	—	19	—	9	—	10	—	38
Provision	—	(55)	(2)	(11)	1	33	50	16
Ending Balance	$48	$392	$61	$49	$16	$792	$100	$1,458

Loan Balances Individually Evaluated for Impairment
As of March 31, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$48	$137	$—	$—	$—	$5	$—	$190

Ending balance: loans collectively evaluated for impairment	$—	$255	$61	$49	$16	$787	$100	$1,268

Loans:
Ending Balance	$173	$51,382	$12,252	$8,490	$1,171	$63,576	$—	$137,044

Ending balance: individually evaluated for impairment	$173	$3,315	$—	$6	$—	$405	$—	$3,899

Ending balance: loans collectively evaluated for impairment	$—	$48,067	$12,252	$8,484	$1,171	$63,171	$—	$133,145

For the Three Months Ended March 31, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$—	$1,750
Charge-offs	—	(85)	—	(7)	(6)	(162)	—	(260)
Recoveries	—	10	—	15	4	12	—	41
Provision	25	5	18	(20)	(5)	121	—	144
Ending Balance	$89	$509	$87	$87	$26	$877	$—	$1,675

Loan Balances Individually Evaluated for Impairment
As of March 31, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Ending balance: individually evaluated for impairment	$—	$48	$—	$—	$—	$89	$—	$137

Ending balance: loans collectively evaluated for impairment	$89	$461	$87	$87	$26	$788	$—	$1,538

Loans:
Ending Balance	$2,618	$50,156	$9,473	$9,813	$1,156	$66,364	$—	$139,580

Ending balance: individually evaluated for impairment	$173	$6,703	$—	$9	$—	$1,910	$—	$8,795

Ending balance: loans collectively evaluated for impairment	$2,445	$43,453	$9,473	$9,804	$1,156	$64,454	$—	$130,785

Note 6—DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

Note 7—STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2014 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2014 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2014	150,030	$9.52	2.4	$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(1,200)	$7.60

Outstanding at March 31, 2014	148,830	$9.54	2.1	$0

Options Exercisable at March 31, 2014	148,830	$9.54	2.1	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $5.00 on March 31, 2014 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on March 31, 2014. The amount changes based on the fair market value of the stock.

As of March 31, 2014 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended March 31, 2014. In addition, there were no non-vested options as of March 31, 2014.

Restricted Stock Awards - As of March 31, 2014 all restricted stock awards have vested; therefore the Company had no unrecognized compensation cost under the Plans.

Note 8— COMMITMENTS TO EXTEND CREDIT

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

At March 31, 2014, the Company had outstanding commitments to originate loans of $19.2 million. These commitments included the following:

As of
March 31, 2014
(in thousands)

Commitments to grant loans	$6,544
Unfunded commitments under lines of credit	12,631
Commercial and standby letters of credit	59

Note 9— FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December, 31, 2013, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$—	$10,285	$—	$10,285
Municipal obligations	—	14,645	—	14,645
Corporate bonds & other obligations	—	1,082	—	1,082
Mortgage-backed securities	—	30,420	—	30,420
Equity securities	—	10	—	10

Total investment securities - available-for-sale	$—	$56,442	$—	$56,442

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$7,042	$—	$7,042
Municipal obligations	—	13,609	—	13,609
Corporate bonds & other obligations	—	1,097	—	1,097
Mortgage-backed securities	—	28,603	—	28,603
Equity securities	—	7	—	7

Total investment securities - available-for-sale	$—	$50,358	$—	$50,358

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December, 31, 2013 to March 31, 2014. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2014 and December, 31, 2013, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2014
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$3,488	$—	$—	$3,488

Other real estate owned -residential mortgages	443	—	—	443

Other Real estate owned - commercial	472	—	—	472

Other repossessed assets	1,023	—	—	1,023

Total assets at fair value on a non-recurring basis				$5,426

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$5,352	$—	$—	$5,352

Other real estate owned -residential mortgages	285	—	—	285

Other real estate owned - commercial	472	—	—	472

Other repossessed assets	1,023	—	—	1,023

Total assets at fair value on a non-recurring basis				$7,132

A loan is considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the original loan agreement. Loans identified as impaired are measured using one of three methods: the loan’s observable market price; the fair value of collateral; or the present value of expected future cash flows. For each period presented, no loans were measured using the loan’s observable market price. Collateral may be in the form of real estate and/or business assets such as accounts receivable, inventory or business equipment.

Real estate is the collateral for the vast majority of our secured lending. The real estate’s value is based on observable market prices and market values provided by independent, third-party licensed or certified appraisers, selected from a list of Company-approved appraisers. Appraisals for all types of collateral-dependent loans are typically requested within 30 days of a loan being deemed impaired. The fair value of impaired loans with specific allocations is essentially based on recent real estate appraisals less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised collateral values may be further discounted based on management’s historical knowledge of the property and/or changes in market conditions from the time of valuation or management’s plan for disposal. Subsequent evaluations of collateral are performed on a loan by loan basis as additional facts and circumstances related to the individual credit require, but not less than annually.

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

March 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$3,147	$3,147	$—	$—	$3,147
Securities available for sale	56,442	—	56,442	—	56,442
Securities held to maturity	2,255	—	2,395	—	2,395
Loans held for sale	236	—	—	240	240
Loans receivable - net	135,326	—	—	134,043	134,043
Federal Home Loan Bank stock	3,266	—	3,266	—	3,266
Accrued interest receivable	828	—	—	828	828

Financial liabilities:
Customer deposits	165,720	—	166,214	—	166,214
Federal Home Loan Bank advances	24,233	—	23,927	—	23,927
Accrued interest payable	88	—	—	88	88

December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,766	$2,766	$—	$—	$2,766
Securities available for sale	50,358	—	50,358	—	50,358
Securities held to maturity	2,255	—	2,400	—	2,400
Loans held for sale	175	—	—	178	178
Loans receivable - net	136,315	—	—	135,172	135,172
Federal Home Loan Bank stock	3,266	—	3,266	—	3,266
Accrued interest receivable	745	—	—	745	745

Financial liabilities:
Customer deposits	160,029	—	160,784	—	160,784
Federal Home Loan Bank advances	24,813	—	24,458	—	24,458
Accrued interest payable	89	—	—	89	89

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2014 and December, 31, 2013, and the results of operations for the three-month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

The Company operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 8 full-service banking offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans and for other investments. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.

For the quarter ended March 31, 2014, the Company had net income of $221,000, or $0.08 per basic and diluted share, compared to $68,000, or $0.02 per basic and diluted share, for the year earlier period, an increase of $153,000.

Total assets increased $5.6 million, or 2.7%, from $209.7 million as of December, 31, 2013 to $215.3 million as of March 31, 2014. Cash and cash equivalents increased $381,000, investment securities available for sale increased $6.0 million and net loans receivable decreased $989,000 during the quarter. Total deposits increased $5.7 million from December, 31, 2013 to March 31, 2014 while Federal Home Loan Bank advances decreased $580,000 and stockholders’ equity increased $436,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2014, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December, 31, 2013. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2013 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER, 31, 2013

ASSETS: Total assets increased $5.6 million, or 2.7%, to $215.3 million at March 31, 2014 from $209.7 million at December, 31, 2013. Net loans receivable decreased $989,000, or 0.7%, to $135.3 million at March 31, 2014 from $136.3 million at December, 31, 2013, resulting primarily from decreases of $266,000, $233,000 and $503,000 in our mortgage, consumer and commercial loan portfolios, respectfully. Investment securities AFS increased $6.0 million from $50.4 million at December, 31, 2013 to $56.4 million at March 31, 2014, due primarily to purchases of $3.3 million in agency securities and $1.5 million in mortgage-backed securities during the period. Cash and cash equivalents increased $381,000, or 13.8%, to $3.1 million at March 31, 2014 from $2.8 million at December, 31, 2013.

LIABILITIES: Deposits increased $5.7 million to $165.7 million at March 31, 2014 from $160.0 million at December, 31, 2013. During this time period, we experienced an increase of $6.4 million in our savings, money market and checking accounts, which was partially offset by a decrease of $707,000 in our certificates of deposit. FHLB advances decreased $580,000, or 2.3%, to $24.2 million at March 31, 2014 from $24.8 million at December, 31, 2013, as proceeds from loan payments and payoffs, as well as cash on hand, were used to pay off maturing advances.

EQUITY: Stockholders’ equity increased $436,000 to $24.0 million at March 31, 2014 from $23.5 million at December, 31, 2013. The increase was due to net earnings for the three-month period of $221,000 and an increase of $273,000 in the unrealized gain on available-for-sale investment securities. Partially offsetting these increases was a dividend payment of $58,000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

General: Net income increased $153,000 to $221,000 for the three months ended March 31, 2014 from $68,000 for the quarter ended March 31, 2013.

Interest Income: Interest income decreased to $2.0 million for the three months ended March 31, 2014 from $2.1 million for the comparable period in 2013 as the average balance of interest earning assets increased $503,000 from $196.3 million for the three months ended March 31, 2013 to $196.8 million for the three months ended March 31, 2014 while the average yield on interest earning assets decreased 10 basis points from 4.28% to 4.18%. The yield on our mortgage loan portfolio decreased by 26 basis points to 4.88% for the three months period to period ended March 31, 2014 from 5.14% for the year-earlier period, while the average balance of that portfolio decreased $3.2 million, to $63.6 million, period over period. The average balance of our non-mortgage loan portfolio decreased $467,000 to $73.5 million for the three months ended March 31, 2014 from the 2013 quarter, while the yield on this portfolio decreased 9 basis points to 5.16% from 5.25% period over period. The average balance of our investment portfolio increased $3.6 million for the three months ended March 31, 2014 to the same period in 2013 and the yield on our investments increased 24 basis points period over period.

Interest Expense: Interest expense decreased to $249,000 for the three months ended March 31, 2014 from $321,000 for the three months ended March 31, 2013. The decrease was due in part to a $3.8 million decrease in the average balance of our interest-bearing liabilities and a decrease in our overall cost of funds of 16 basis points from 0.78% to 0.62% period over period. Most notably, the average balance of our of REPO sweep deposit accounts decreased $3.9 million and the cost of these deposits decreased 21 basis points when compared to the same period in 2013, as we discontinued offering this product in the fourth quarter of 2013. The average balance of Federal Home Loan Bank advances decreased $3.0 million for the three-month period ended March 31, 2014 from the same period in 2013. The cost of these advances decreased 40 basis points from 1.47% to 1.07% period over period. In addition, our average balance in certificates of deposit decreased $6.2 million with the cost of these deposits decreasing 13 basis points from 1.09% to 0.96% for the quarter ended March 31, 2013 and March 31, 2014, respectively. These decreases were partially offset by average balance increases of $7.3 million in money market and NOW accounts and $2.0 million in savings deposits when comparing the three months ended March 31, 2014 to the same period in 2013.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(72)	$(34)	$(106)
Investment securities	18	31	$49
Other investments	3	14	$17

Total interest-earning assets	(51)	11	(40)

Interest-bearing liabilities:
Savings Deposits	—	—	—
Money Market/NOW accounts	4	(1)	3
Certificates of Deposit	(24)	(14)	(38)
Deposits	(20)	(15)	(35)
Borrowed funds	(611)	574	(37)

Total interest-bearing liabilities	(631)	559	(72)

Change in net interest income	$580	$(548)	$32

Net Interest Income: Net interest income increased slightly by $32,000 and remained at $1.8 million for the three months ended March 31, 2014 and March 31, 2013. For the three months ended March 31, 2014, average interest-earning assets increased $503,000, or 0.3%, to $196.8 million when compared to the same period in 2013. Average interest-bearing liabilities decreased $3.8 million, or 2.3%, to $164.5 million for the quarter ended March 31, 2014 from $168.3 million for the quarter ended March 31, 2013. The Company saw the average balance of core interest-bearing deposits increase $9.3 million for the three months ended March 31, 2014 compared to the same period in 2013, while the average balance of our certificates of deposit decreased $6.2 million period over period. In addition, the average balance of non-interest bearing deposits increased $3.2 million for the three-month period ended March 31, 2014 compared to the same period in 2013. The yield on average interest-earning assets decreased to 4.18% for the three month period ended March 31, 2014 from 4.28% for the same period ended in 2013 as we continued to see a decline in loan rates period over period. In addition, the cost of average interest-bearing liabilities decreased to 0.62% from 0.78% for the three month periods ended March 31, 2014 and 2013, respectively. Our interest rate spread increased 6 basis points to 3.56% from 3.50% and our net interest margin increased 5 basis points to 3.66% for the three-month period ended March 31, 2014 from 3.61% for same period in 2013. At March 31, 2014 the Company had outstanding loan commitments of $19.2 million. During the three months ended March 31, 2014 the Company grew average interest bearing core deposits by $7.7 million.

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

The provision for loan losses for the three-month period ended March 31, 2014 was $16,000, as compared to $144,000 for the three months ended March 31, 2013. Prior to 2012, our provision for loan losses was based on an eight-quarter rolling average of actual net charge-offs adjusted for environmental factors for each segment of loans in our portfolio. Management has decided that eight quarters is no longer reflective of the inherent loss in the loan portfolios. Beginning with the quarter ended March 31, 2013, we began moving towards a twelve-quarter rolling average of actual net charge-offs by adding an additional quarter of net charge-offs each quarter in 2013. By the end of 2013 we were using a twelve-quarter rolling average. During the quarter ended March 31, 2014, we reduced specific reserves of approximately $44,000 on one commercial credit relationship, which was classified as Troubled Debt Restructurings, as a result of securing a guarantee from the Small Business Administration on this credit. By comparison, the first quarter of 2014 had fewer loans requiring specific reserves along with lower levels of charge-offs. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2014
Real estate loans:
One - to four - family	$63,576	$—	$329
Commercial construction real estate	173	—	173
Commercial Mortgages	51,382	—	1,453
Home equity lines of credit/ Junior liens	8,490	—	—
Commercial loans	12,252	—	—
Consumer loans	1,171	—	6

Total gross loans	$137,044	$—	$1,961
Less:
Net deferred loan fees	(260)	—	(1)
Allowance for loan losses	(1,458)	—	(196)
Total loans, net	$135,326	$—	$1,764

At December 31, 2013
Real estate loans:
Construction	$1,756	$—	$173
One - to four - family	62,256	24	651
Commercial Mortgages	51,726	—	1,454
Home equity lines of credit/Junior liens	8,730	—	7
Commercial loans	12,451	—	—
Consumer loans	1,165	2	—

Total gross loans	$138,084	$26	$2,285
Less:
Net deferred loan fees	(297)	—	(1)
Allowance for loan losses	(1,472)	—	(200)
Total loans, net	$136,315	$26	$2,084

Non Interest Income: Non-interest income decreased $104,000, or 23.6%, to $336,000 for the quarter ended March 31, 2014 from $440,000 in the 2013 quarter. Mortgage banking activities decreased $75,000, service charges and other fees decreased $11,000 and loss on sale of real estate owned and other repossessed assets increased $11,000 for the three months ended March 31, 2014 when compared to the same period a year earlier.

Non Interest Expense: Non interest expense decreased $98,000 to $1.9 million for the 2014 period from $2.0 million for the three months ended March 31, 2013. The decrease occurred in the following areas; compensation and employee benefits decreased $50,000 period over period, as we reduced staffing and self insured a portion of our health insurance premiums, $15,000 in service bureau expense, $11,000 in marketing expense and $41,000 in expenses related to troubled credits and real estate owned. In addition, other expenses decreased $40,000 related commercial loan expenses. Partially offsetting these decreases was an increase of $56,000 in professional service fees primarily related to the proposed merger.

Income Taxes: The Company recorded no federal income tax expense for the three months ended March 31, 2014 and March 31, 2013 as a result of the valuation allowance against the Company’s deferred tax asset.

The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will fully expire in the year 2033.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of March 31, 2014 was $65.1 million, or 50.4%, compared to $53.4 million, or 42.4%, at December, 31, 2013. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of March 31, 2014, the Bank had unused borrowing capacity totaling $28.5 million at the FHLB based on pledged collateral.

The Company intends to retain for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder of these loans. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2014, the Company originated $3.8 million in residential mortgage loans, of which $2.5 million were retained in portfolio while the remainder were sold or are being held for sale. This compares to $6.9 million in originations during the first three months of 2013 of which $2.5 million were retained in portfolio. The Company also originated $5.5 million of commercial loans and $439,000 of consumer loans in the first three months of 2014 compared to $6.2 million of commercial loans and $253,000 of consumer loans for the same period in 2013. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 46.4% and 47.6%, commercial loans 46.6% and 44.6% and consumer loans 7.0% and 7.9% at March 31, 2014 and March 31, 2013, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes. At March 31, 2014 deposits funded 77.0% of the Company’s total assets compared to 76.3% at December, 31, 2013. Certificates of deposit scheduled to mature in less than one year at March 31, 2014 totaled $31.3 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Future liquidity needs are expected to be satisfied through the use of FHLB borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2014 the Company had $24.2 million in FHLB advances, of which $5.4 million will mature during 2014. FHLB borrowings as a percentage of total assets were 11.3% at March 31, 2014 as compared to 11.8% at December, 31, 2013. The Company has sufficient available collateral to obtain additional advances of $28.5 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2014 was $24.0 million, or 11.1% of total assets, compared to $23.5 million, or 11.2% of total assets, at December, 31, 2013 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at March 31, 2014. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2014:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$22,773	10.61%	$8,586	4.00%	$10,732	5.00%
Total risk-based capital ( to risk- weighted assets)	$24,231	18.14%	$10,686	8.00%	$13,357	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$22,773	17.05%	$5,343	4.00%	$8,014	6.00%
Tangible Capital ( to tangible assets)	$22,773	10.61%	$3,220	1.50%	$4,293	2.00%

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

There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2014

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At March 31, 2014 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

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

Quarter Ended March 31, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 13, 2014

By:	/s/ Eileen M Budnick
Eileen M. Budnick, VP - Director of Financial Reporting & Accounting
(Principal Financial and Accounting Officer)

Date: May 13, 2014

