Form 10-Q
period 2014-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2014-08-07
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_____________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 7, 2014
(Title of Class)	2,884,049 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$3,235,034	$2,760,010
Overnight deposits with FHLB	2,066	5,823
Total cash and cash equivalents	3,237,100	2,765,833
Securities AFS	61,466,330	50,358,175
Securities HTM	2,215,000	2,255,000
Loans held for sale	380,405	175,400
Loans receivable, net of allowance for loan losses of $1,486,809 and $1,471,622 as of June 30, 2014 and December 31, 2013, respectively	135,068,805	136,314,964
Foreclosed real estate and other repossessed assets	1,723,024	1,780,058
Federal Home Loan Bank stock, at cost	3,266,100	3,266,100
Premises and equipment	5,122,666	5,203,301
Accrued interest receivable	714,126	744,730
Intangible assets	—	39,732
Deferred tax asset	574,768	798,163
Originated mortgage servicing rights	773,413	860,024
Bank owned life insurance	4,667,787	4,610,070
Other assets	580,782	485,234

Total assets	$219,790,306	$209,656,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$168,999,329	$160,029,115
Advances from borrowers for taxes and insurance	383,311	151,254
Federal Home Loan Bank Advances	25,157,152	24,813,409
Accrued expenses and other liabilities	1,091,910	1,138,324

Total liabilities	195,631,702	186,132,102

Stockholders’ equity:
Common stock ($0.01 par value 20,000,000 shares authorized 3,191,799 shares issued and outstanding) at June 30, 2014 and December 31, 2013	31,918	31,918
Additional paid-in capital	23,853,891	23,853,891
Retained earnings	2,963,515	2,763,242
Treasury stock at cost (307,750 shares) at June 30, 2014 and December 31, 2013	(2,963,918)	(2,963,918)
Accumulated other comprehensive income (loss)	273,198	(160,451)
Total stockholders’ equity	24,158,604	23,524,682

Total liabilities and stockholders’ equity	$219,790,306	$209,656,784

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,690,977	$1,826,649	$3,401,391	$3,643,262
Interest and dividends on investments
Taxable	149,521	123,991	300,197	239,320
Tax-exempt	41,028	37,348	82,484	75,043
Interest on mortgage-backed securities	143,269	106,795	285,563	222,166
Total interest income	2,024,795	2,094,783	4,069,635	4,179,791

Interest expense:
Interest on deposits	191,720	208,638	378,248	430,540
Interest on borrowings	66,890	76,022	129,656	175,463
Total interest expense	258,610	284,660	507,904	606,003

Net interest income	1,766,185	1,810,123	3,561,731	3,573,788
Provision for loan losses	—	195,753	15,765	339,827
Net interest income after provision for loan losses	1,766,185	1,614,370	3,545,966	3,233,961

Non-interest income:
Service charges and other fees	188,126	222,279	369,218	414,719
Mortgage banking activities	128,244	161,691	224,082	332,123
Net gain (loss) on sale of premises and equipment, real estate owned and other repossessed assets	(21,251)	(5,729)	(26,064)	750
Other	49,232	86,371	113,350	157,363
Total non-interest income	344,351	464,612	680,586	904,955

Non-interest expense:
Compensation and employee benefits	1,109,608	1,134,644	2,218,651	2,293,901
FDIC Insurance Premiums	45,330	48,978	90,874	94,677
Advertising	43,989	28,797	71,624	67,716
Occupancy	219,570	218,209	455,945	451,655
Amortization of intangible assets	10,086	29,646	39,732	59,292
Service bureau charges	83,790	77,089	146,176	154,583
Professional services	164,885	163,833	294,143	236,696
Collection activity	11,291	21,591	29,496	63,764
Real estate owned & other repossessed assets	11,732	88,153	28,681	121,419
Other	316,092	271,557	535,595	531,084
Total non-interest expense	2,016,373	2,082,497	3,910,917	4,074,787

Income (loss) before income tax benefit	94,163	(3,515)	315,635	64,129
Income tax benefit	—	—	—	—
Net income (loss)	$94,163	$(3,515)	$315,635	$64,129
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities - net of tax	160,996	(457,978)	$433,649	$(557,775)

Comprehensive income (loss)	$255,159	$(461,493)	$749,284	$(493,646)

Per share data:
Net income (loss) per share
Basic	$0.03	$(0.00)	$0.11	$0.02
Diluted	$0.03	$(0.00)	$0.11	$0.02

Weighted average number of shares outstanding
Basic	2,884,049	2,884,049	2,884,049	2,884,049
Including dilutive stock options	2,884,049	2,884,049	2,884,049	2,884,049

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2013	31,918	(2,963,918)	23,853,891	2,763,242	(160,451)	23,524,682

Net income	—	—	—	315,635	—	315,635

Change in unrealized gain on available-for-sale securities (net of tax of $223,395)	—	—	—	—	433,649	433,649

Dividends declared	—	—	—	(115,362)	—	(115,362)

Balance at June 30, 2014	31,918	(2,963,918)	23,853,891	2,963,515	273,198	24,158,604

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$315,635	$64,129
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	184,337	200,654
Provision for loan loss	15,765	339,827
Amortization and accretion on securities	204,416	303,600
Gain on sale of loans held for sale	(89,149)	(138,002)
Originations of loans held for sale	(5,522,508)	(7,931,234)
Proceeds from sale of loans held for sale	5,406,652	7,724,458
(Gain) loss on sale of fixed assets	20,564	(8,084)
Loss on sale of real estate owned and other repossessed assets	5,500	7,334
Net change in:
Accrued interest receivable	30,604	71,287
Other assets	(8,937)	70,530
Prepaid FDIC insurance premiums	—	582,945
Bank owned life insurance	(57,717)	(66,652)
Accrued expenses and other liabilities	(46,414)	25,283
Net cash provided by operating activities	458,748	1,246,075

Cash Flows from Investing Activities:
Net decrease (increase) in loans (loans originated, net of principal payments)	965,394	(961,058)
Proceeds from maturity and sale of available-for-sale securities	5,570,151	10,715,273
Proceeds from sale of property and equipment	1,725	55,164
Proceeds from sale of real estate owned and other repossed assets	316,534	555,330
Purchase of securities	(16,185,678)	(9,453,079)
Purchase of premises and equipment	(86,259)	(6,585)
Net cash provided by (used for) investing activities	(9,418,133)	905,045

Cash Flows from Financing Activities:
Dividend paid on common stock	(115,362)	—
Net increase in deposits	8,970,214	2,997,019
Net increase (decrease) in Repo Sweep accounts	—	390,318
Net increase in advances from borrowers	232,057	280,359
Advances from Federal Home Loan Bank	12,055,000	27,625,000
Repayments of Federal Home Loan Bank advances	(11,711,257)	(29,870,898)
Net cash provided by financing activities	9,430,652	1,421,798

Net increase in cash and cash equivalents	471,267	3,572,918
Cash and cash equivalents at beginning of period	2,765,833	2,751,810
Cash and cash equivalents at end of period	$3,237,100	$6,324,728

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$508,572	$622,719
Transfers of loans to foreclosed real estate and repossessed assets	$265,000	$273,000

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2— PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., First Federal of Northern Michigan, and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Agency, Inc. FSMC invests in real estate, which includes leasing, selling, developing, and maintaining real estate properties. The main activity of FFNM Agency was to collect the stream of income associated with the sale of the Blue Cross/Blue Shield override to the Grotenhuis Group (as discussed further below). The collection of this stream of income expired in April of 2014. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,835	$41	$(71)	$12,805
Municipal obligations	15,144	270	(130)	15,284
Corporate bonds & other obligations	1,060	17	—	1,077
Mortgage-backed securities	32,011	398	(118)	32,291
Equity securities	2	7	—	9

Total	$61,052	$733	$(319)	$61,466

Securities Held to Maturity
Municipal obligations	$2,215	$117	$—	$2,332

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,111	$36	$(105)	7,042
Municipal obligations	13,694	216	(301)	13,609
Corporate bonds & other obligations	1,085	12	—	1,097
Mortgage-backed securities	28,708	279	(384)	28,603
Equity securities	3	4	—	7

Total	$50,601	$547	$(790)	$50,358

Securities Held to Maturity
Municipal obligations	$2,255	$145	$—	$2,400

The amortized cost and estimated market value of securities at June 30, 2014, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2014
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$3,332	$3,354
Due after one year through five years	18,095	18,130
Due in five year through ten years	6,409	6,396
Due after ten years	1,203	1,286

Subtotal	29,039	29,166

Equity securities	2	9
Mortgage-backed securities	32,011	32,291

Total	$61,052	$61,466

Held To Maturity:
Due in one year or less	$95	$97
Due after one year through five years	500	519
Due in five year through ten years	715	765
Due after ten years	905	951

Total	$2,215	$2,332

At June 30, 2014 and December 31, 2013, securities with a carrying value and fair value of $39,000,000 and $36,000,000, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

For the six months ended June 30, 2014 and 2013 there were no sales of securities from the investment portfolio.

The following is a summary of securities that had unrealized losses at June 30, 2014 and December 31, 2013. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2014 there were 30 securities with unrealized losses totaling $319,000 and at December 31, 2013, the Company held 39 securities with unrealized losses totaling $790,000.

	June 30, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	< 12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,233	$(17)	$945	$(54)
Corporate bonds & other obligations	—	—	—	—
Municipal obligations	1,711	(2)	6,321	(128)
Mortgage-backed securities	2,309	(11)	5,186	(107)
Equity securities	—	—	—	—

Total	$7,253	$(30)	$12,452	$(289)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	< 12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$894	$(105)
Municipal obligations	7,902	(243)	1,668	(58)
Mortgage-backed securities	14,471	(334)	2,052	(50)
Equity securities	—	—	—	—

Total	$22,373	$(577)	$4,614	$(213)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

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

Note 4—LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2014	2013
	(in thousands)
Real estate loans:
Residential mortgage	$64,498	$63,839
Commercial loans:
Construction - real estate	173	173
Secured by real estate	50,197	51,726
Other	12,477	12,451
Total commercial loans	62,847	64,350

Consumer loans:
Secured by real estate	8,282	8,730
Other	1,193	1,165

Total consumer loans	9,475	9,895
Total gross loans	$136,820	$138,084
Less:
Net deferred loan fees	(264)	(297)
Allowance for loan losses	(1,487)	(1,472)

Total loans, net	$135,069	$136,315

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$—	$173	$—
Commercial Real Estate - other	11	—	1,441	1,452	48,745	50,197	—
Commercial - non real estate	35	—	—	35	12,442	12,477	—

Consumer:
Consumer - Real Estate	50	11	12	73	8,209	8,282	—
Consumer - Other	—	—	—	—	1,193	1,193	—

Residential:
Residential	1,174	346	383	1,903	62,595	64,498	22
Total	$1,270	$357	$2,009	$3,636	$133,184	$136,820	$22

As of December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$—	$173	$—
Commercial Real Estate - other	—	521	1,441	1,962	49,764	51,726	—
Commercial - non real estate	33	20	—	53	12,398	12,451	—

Consumer:
Consumer - Real Estate	54	55	—	109	8,621	8,730	—
Consumer - Other	—	4	2	6	1,159	1,165	2

Residential:
Residential	1,973	393	353	2,719	61,120	63,839	24
Total	$2,060	$993	$1,969	$5,022	$133,062	$138,084	$26

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)

1-2	$—	$—	$25
3	—	15,389	5,750
4	—	22,511	5,867
4.5	—	4,915	660
5	—	4,508	16
6	173	2,874	159
7	—	—	—
8	—	—	—
Total	$173	$50,197	$12,477

As of December 31, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)

1-2	$—	$—	$—
3	—	16,187	5,602
4	—	24,327	6,528
4.5	—	3,462	171
5	—	4,835	45
6	173	2,915	105
7	—	—	—
8	—	—	—
Total	$173	$51,726	$12,451

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
(dollars in thousands)

Residential

Loan Grade:
Pass	$63,940
Special Mention	—
Substandard	558
Total	$64,498

	Consumer - Real Estate	Consumer - Other
	(dollars in thousands)
Performing	$8,266	$1,193
Nonperforming	16	—
Total	$8,282	$1,193

As of December 31, 2013
(dollars in thousands)

Residential

Loan Grade:
Pass	$63,164
Special Mention	—
Substandard	675
Total	$63,839

	Consumer - Real Estate	Consumer - Other

Performing	$8,723	$1,163
Nonperforming	7	2
Total	$8,730	$1,165

The following table presents the recorded investment in non-accrual loans by class as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	1,452	1,454
Commercial	—	—

Consumer:
Consumer - real estate	16	7
Consumer - other	—	—

Residential:
Residential	536	651

Total	$2,177	$2,285

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

The Bank has classified approximately $2,080,000 of its impaired loans as troubled debt restructurings as of June 30, 2014. There were no commitments to extend credit to borrowers with loans classified as troubled debt restructurings as of June 30, 2014 and December 31, 2013.

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of June 30, 2014				2014		2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)					(dollars in thousands)
With no specific allowance recorded:
Commercial	$—	$-—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—	—	—
Commercial Real Estate - Other	1,451	1,450	—	1,460	21	1,527	42
Consumer - Real Estate	17	16	—	16	—	16	—
Consumer - Other	—	—	—	—	—	—	—
Residential	659	543	—	553	3	554	4

With a specific allowance recorded:
Commercial	—	—	—	—	—	—	—
Commercial Real Estate - Construction	1,589	173	48	173	—	173	—
Commercial Real Estate - Other	2,423	1,834	136	1,837	4	1,838	9
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	90	90	25	90	1	90	1

Totals:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—	$173	$—
Commercial Real Estate - Other	$3,874	$3,284	$136	$3,297	$25	$3,365	$51
Consumer - Real Estate	$17	$16	$—	$16	$—	$16	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$749	$633	$25	$643	$4	$644	$5

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of December 31, 2013				2013		2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)					(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	173	—	173	—
Commercial Real Estate - Other	1,789	1,788	—	3,172	33	3,195	60
Consumer - Real Estate	8	7	—	9	—	10	—
Consumer - Other	—	—	—	—	—	—	—
Residential	954	722	—	1,793	1	1,797	2

With a specific allowance recorded:
Commercial	—	—	—	—	—	—	—
Commercial Real Estate - Construction	1,589	173	48	—	—	—	—
Commercial Real Estate - Other	3,980	3,391	182	3,602	20	3,607	39
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	53	30	5	—	—	—	—

Totals:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—	$173	$—
Commercial Real Estate - Other	$5,769	$5,179	$182	$6,774	$53	$6,802	$99
Consumer - Real Estate	$8	$7	$—	$9	$—	$10	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$1,007	$752	$5	$1,793	$1	$1,797	$2

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and six months ended June 30, 2014 and June 30, 2013, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$392	$61	$49	$16	$792	$100	$1,458
Charge-offs	—	—	—	—	(1)	(10)	—	(11)
Recoveries	—	12	—	14	—	14	—	40
Provision	—	22	11	(25)	1	(13)	4	—
Ending Balance	$48	$426	$72	$38	$16	$783	$104	$1,487

For the Six Months Ended June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(16)	—	(13)	(6)	(45)	—	(80)
Recoveries	—	32	—	23	—	24	—	79
Provision	—	(34)	9	(34)	1	20	54	16
Ending Balance	$48	$426	$72	$38	$16	$783	$104	$1,487

Loan Balances Individually Evaluated for Impairment
As of June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of June 30, 2014
Ending balance: individually evaluated for impairment	$48	$136	$—	$—	$—	$25	$—	$209

Ending balance: loans collectively evaluated for impairment	$—	$290	$72	$38	$16	$758	$104	$1,278

Loans as of June 30, 2014
Loans:
Ending Balance	$173	$50,197	$12,477	$8,282	$1,193	$64,498	$—	$136,820

Ending balance: individually evaluated for impairment	$173	$3,284	$—	$16	$—	$633	$—	$4,106

Ending balance: loans collectively evaluated for impairment	$—	$46,913	$12,477	$8,266	$1,193	$63,865	$—	$132,714

For the Three Months Ended June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$89	$509	$87	$87	$26	$877	$—	$1,675
Charge-offs	—	—	—	—	(6)	(205)	—	(211)
Recoveries	—	1	—	18	—	12	—	31
Provision	(89)	163	(8)	(30)	5	155	—	196
Ending Balance	$—	$673	$79	$75	$25	$839	$—	$1,691

For the Six Months Ended June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$—	$1,750
Charge-offs	—	(85)	—	(7)	(12)	(367)	—	(471)
Recoveries	—	11	—	33	5	24	—	73
Provision	(64)	168	10	(50)	(1)	276	—	339
Ending Balance	$—	$673	$79	$75	$25	$839	$—	$1,691

Loan Balances Individually Evaluated for Impairment
As of June 30, 2013
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of June 30, 2013
Ending balance: individually evaluated for impairment	$—	$322	$—	$—	$—	$—	$—	$322

Ending balance: loans collectively evaluated for impairment	$—	$351	$79	$75	$25	$839	$—	$1,369

Loans as of June 30, 2013
Loans:
Ending Balance	$173	$53,284	$12,052	$9,371	$1,152	$65,225	$—	$141,257

Ending balance: individually evaluated for impairment	$173	$6,745	$8	$—	$—	$1,676	$—	$8,602

Ending balance: loans collectively evaluated for impairment	$—	$46,539	$12,044	$9,371	$1,152	$63,549	$—	$132,655

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

During the three and six months ended June 30, 2014 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	150,030	$9.52	2.4	$—

Granted	—	N/A

Exercised	—	N/A

Forfeited or expired	(12,500)	$9.26

Outstanding at June 30, 2014	137,530	$9.54	2.0	$—

Options Exercisable at June 30, 2014	137,530	$9.54	2.0	$—

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $6.12 on June 30, 2014 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the stock.

As of June 30, 2014 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended June 30, 2014. In addition, there were no non-vested options as of June 30, 2014.

Restricted Stock Awards – As of June 30, 2014 all restricted stock awards have vested; therefore the Company had no unrecognized compensation costs under the 2006 Plan. There were 5,304 shares available for future stock award grants as of June 30, 2014.

Note 7—COMMITMENTS TO EXTEND CREDIT

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

At June 30, 2014, the Company had outstanding commitments to originate loans of $24.6 million. These commitments included the following:

As of
June 30, 2014

Commitments to grant loans	$11,380
Unfunded commitments under lines of credit	13,125
Commercial and standby letters of credit	59

Note 8—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Assets
Investment securities- available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$12,805	$—	$12,805
Municipal obligations	—	15,284	—	15,284
Corporate bonds & other obligations		1,077		1,077
Mortgage-backed securities	—	32,291	—	32,291
Equity securities	—	9	—	9

Total investment securities - available-for-sale	$—	$61,466	$—	$61,466

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$7,042	$—	$7,042
Municipal obligations	—	13,609	—	13,609
Corporate bonds & other obligations	—	1,097	—	1,097
Mortgage-backed securities	—	28,603	—	28,603
Equity securities	—	7	—	7

Total investment securities - available-for-sale	$—	$50,358	$—	$50,358

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2013 to June 30, 2014. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2014
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$3,457	$—	$—	$3,457

Other real estate owned -residential mortgages	$365	$—	$—	$365

Other Real estate owned - commercial	$442	$—	$—	$442

Other repossessed assets	$916	$—	$—	$916

Total assets at fair value on a non-recurring basis				$5,180

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$5,352	$—	$—	$5,352

Other real estate owned -residential mortgages	285	—	—	285

Other real estate owned - commercial	472	—	—	472

Other repossessed assets	1,023	—	—	1,023

Total assets at fair value on a non-recurring basis				$7,132

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

June 30, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value

Financial assets:
Cash and cash equivalents	$3,237	$3,237	$—	$—	$3,237
Securities available for sale	61,466	—	61,466	—	61,466
Securities held to maturity	2,215	—	2,332	—	2,332
Loans held for sale	380	—	—	380	380
Loans receivable - net	135,069	—	—	134,336	134,336
Federal Home Loan Bank stock	3,266	—	3,266	—	3,266
Accrued interest receivable	714	—	—	714	714

Financial liabilities:
Customer deposits	168,999	—	169,436	—	169,436
Federal Home Loan Bank advances	25,157	—	24,958	—	24,958
Accrued interest payable	88	—	—	88	88

December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,766	$2,766	$—	$—	$2,766
Securities available for sale	50,358	—	50,358	—	50,358
Securities held to maturity	2,255	—	2,400	—	2,400
Loans held for sale	175	—	—	178	178
Loans receivable - net	136,315	—	—	135,172	135,172
Federal Home Loan Bank stock	3,266	—	3,266	—	3,266
Accrued interest receivable	745	—	—	745	745

Financial liabilities:
Customer deposits	160,029	—	160,784	—	160,784
Federal Home Loan Bank advances	24,813	—	24,458	—	24,458
Accrued interest payable	89	—	—	89	89

Note 9—SUBSEQUENT EVENTS

On January 23, 2014, the Company announced that it had entered into a merger agreement with Alpena Banking Corporation, the parent company of Bank of Alpena. The Company has received all required conditional regulatory approvals to consummate the merger, and, subject to customary closing conditions, it is expected that merger will be consummated in August 2014.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2014 and December 31, 2013, and the results of operations for the three- and six-month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

OVERVIEW

The Company operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its eight full-service banking centers. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.

For the quarter ended June 30, 2014, the Company reported net income of $94,000, or $0.03 per basic and diluted share, compared to a net loss of $4,000, or less than $0.01 per basic and diluted share, for the quarter ended June 30 2013, an increase of $98,000. Net income was $316,000, or $0.11 per basic and diluted share, for the six months ended June 30, 2014 as compared to $64,000, or $0.02 per share, for the same period ended June 30, 2013.

Total assets increased $10.1 million, or 4.8%, to $219.8 million as of June 30, 2014 from $209.7 million as of December 31, 2013. Cash and cash equivalents increased by $471,000 and investment securities available for sale increased by $11.1 million while net loans receivable decreased $1.2 million during this time period. Total deposits increased $9.0 million from December 31, 2013 to June 30, 2014 and Federal Home Loan Bank advances increased $344,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2014, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2013. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2013 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS: Total assets increased $10.1 million, or 4.8%, to $219.8 million at June 30, 2014 from $209.7 million at December 31, 2013. Investment securities available for sale increased $11.1 million, or 22.1%, as a result of purchases year to date totaling $16.2 million. Net loans receivable decreased $1.2 million, or 0.9%, to $135.1 million at June 30, 2014 from $136.3 million at December 31, 2013. The decrease in net loans was attributable primarily to prepayments and normal monthly amortization for the six-month period ended June 30, 2014.

LIABILITIES: Deposits increased $9.0 million to $169.0 million at June 30, 2014 from $160.0 million at December 31, 2013. We experienced increases of $4.1 million in statement savings accounts, $3.4 million in non-interest bearing accounts, $594,000 in money market accounts and $1.0 million in NOW demand deposit accounts during the six-month period. Partially offsetting these increases was a decrease of $225,000 in our traditional certificates of deposit and $1.3 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice). Total FHLB advances increased $344,000 to $25.2 million at June 30, 2014 from $24.8 million at December 31, 2013.

EQUITY: Stockholders’ equity increased $634,000 to $24.2 million at June 30, 2014 from $23.5 million at December 31, 2013. The increase was due primarily to an increase of $434,000, net of tax in the unrealized gain on available-for-sale securities in addition to net income for the six-month period of $316,000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

General: Net income increased $98,000 to $94,000 for the three months ended June 30, 2014 from a loss of $4,000 for the same period ended June 30, 2013.

Interest Income: Interest income decreased to $2.0 million for the three months ended June 30, 2014 from $2.1 million for the year earlier period, due mainly to a decrease of 26 basis points in the average yield on interest-earning assets period over period. The yield on our mortgage loans declined to 4.68% for the three months ended June 30, 2014 from 5.26% for same period in 2013. In addition, the yield on non-mortgage loans decreased to 5.19% for the three months ended June 30, 2014 compared to 5.23% for the three-month period ended June 30, 2013. These declines are a result of continued low interest rates on loan products period over period.

Interest Expense: Interest expense decreased to $259,000 for the three months ended June 30, 2014 from $285,000 for the three months ended June 30, 2013. The decrease in interest expense was due primarily to a decrease in our cost of funds related to certificates of deposit and FHLB advances. The average cost of our certificates of deposit decreased to 0.98% for the three months ended June 30, 2014 from 1.02% for the three months ended June 30, 2013 as higher costing deposits matured and either left the Bank as we were not a market leader in rates or were re-priced at a lower rate. In addition, the cost of our FHLB advances decreased 14 basis points to 1.09% for the three months ended June 30, 2014 from 1.23% for the three months ended June 30, 2013 due to decreases in market interest rates.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2014
	Compared to
	Quarter ended June 30, 2013
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$(36)	$(100)	$(136)
Investment securities	37	33	$70
Other investments	5	(9)	$(4)
Total interest-earning assets	6	(76)	(70)

Interest-bearing liabilities:
Savings Deposits	—	—	—
Money Market/NOW accounts	4	—	4
Certificates of Deposit	(13)	(8)	(21)
Deposits	(9)	(8)	(17)
Borrowed funds	—	(9)	(9)
Total interest-bearing liabilities	(9)	(17)	(26)

Change in net interest income	$15	$(59)	$(44)

Net Interest Income: Net interest income remained relatively unchanged at $1.8 million for the three-months ended June 30, 2014 and June 30, 2013. The yield on average interest-earning assets decreased to 4.02% for the quarter ended June 30, 2014 from 4.28% for the prior year quarter and the cost of average interest-bearing liabilities decreased to 0.62% from 0.69% for the three-month periods ended June 30, 2014 and 2013, respectively. The net interest margin decreased to 3.50% for the three months ended June 30, 2014 from 3.70% for same period in 2013.

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

The provision for loan losses for the three months ended June 30, 2014 was $0 compared to $196,000 for the prior year period. During the quarter ended June 30, 2014, we had net recoveries of $29,000 compared to $180,000 of net charge-offs during the quarter ended June 30, 2013 in large part due to the decrease in the number of loans in foreclosure. The direct effect of the decrease in net charge-offs quarter over quarter and reduced general reserve factors resulted in no provision expense for the period ended June 30, 2014. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non Interest Income: Non interest income decreased $120,000 to $344,000 for the three months ended June 30, 2014 from $465,000 for the three months ended June 30, 2013. In 2014 we experienced decreases of $34,000 in service charge income, $33,000 in mortgage banking activities and $37,000 in other income related to reduce insurance and brokerage commission.

Non Interest Expense: Non interest expense decreased $66,000 to $2.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Most notably, real estate owned expenses decreased $76,000 during the three months ended June 30, 2014. In addition, salaries and benefits decreased $25,000 as we reduced staffing and self insured a portion of our health insurance premiums and amortization of intangible assets decreased $20,000 as our current intangibles fully amortized in the beginning of the quarter. Partially offsetting these decreases was an increase to other expenses of $44,535 as we incurred increased commercial loan expenses related primarily to a large troubled credit during the three months ended June 30, 2014.

Income Taxes: The Company did not record federal income tax expense for the three months ended June 30, 2014 and 2013 due to the net operating loss carry forward that offsets any current tax liability.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

General: Net income increased $252,000 to $316,000 for the six months ended June 30, 2014 from $64,000 for the same period ended June 30, 2013.

Interest Income: Interest income decreased $110,000 to $4.1 million for the six-month period ended June 30, 2014 from $4.2 million for the same period in 2013. This decrease was primarily attributable to an 18 basis point decrease in the yield on interest-earning assets to 4.10% for the six-month period ended June 30, 2014 from 4.28% for the same period in 2013, due mainly to lower market interest rates period over period. The decrease in rates was partially offset by a $5.7 million increase in average balances of our available-for-sale investment portfolio during the six months ended June 30, 2014.

Interest Expense: Interest expense for the six months ended June 30, 2014 decreased to $508,000 from $606,000 for the six months ended June 30, 2013. The decrease in interest expense for the 2014 period was due primarily to a decrease in the cost of our certificates of deposit and FHLB advances. The cost of our certificates of deposit decreased 9 basis points to 0.97% for the six months ended June 30, 2014 from 1.06% for the six months ended June 30, 2013, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. In addition, the cost of our FHLB advances decreased 28 basis points to 1.08% for the six months ended June 30, 2014 from 1.36% for the six months ended June 30, 2013 due primarily to lower market interest rates period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2014
	Compared to
	Six Months ended June 30, 2013
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$(87)	$(155)	$(242)
Investment securities	63	57	120
Other investments	9	3	12
Total interest-earning assets	(15)	(95)	(110)

Interest-bearing liabilities:
Savings Deposits	1	—	1
Money Market/NOW accounts	7	(1)	6
Certificates of Deposit	59	(118)	(59)
Deposits	67	(119)	(52)
Borrowed funds	(2,101)	2,055	(46)
Total interest-bearing liabilities	(2,034)	1,936	(98)

Change in net interest income	$2,019	$(2,031)	$(12)

Net Interest Income: Net interest income remained unchanged at $3.6 million for the six-month period ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, average interest-earning assets increased $3.2 million, or 1.6%, when compared to the same period in 2013. Average interest-bearing liabilities decreased $1.1 million, or 0.7%, to $166.5 million for the six months ended June 30, 2014 from $167.6 million for the six months ended June 30, 2013. The yield on average interest-earning assets decreased to 4.10% for the six month period ended June 30, 2014 from 4.28% for the same period in 2013 while the cost of average interest-bearing liabilities decreased to 0.62% from 0.73% for the six-month periods ended June 30, 2014 and 2013, respectively. The net interest margin decreased to 3.59% for the six-month period ended June 30, 2014 from 3.66% for same period in 2013.

Delinquent Loans and Nonperforming Assets. Nonperforming assets decreased $169,000 to $3.9 million at June 30, 2014 from $4.1 million at December 31, 2013 due in large part to a net reduction of $108,000 in loans placed in non-accrual status during the six-month period ended June 30, 2014.

The ratio of nonperforming loans to total loans was 1.61% and 1.67% at June 30, 2014 and December 31, 2013, respectively. As a percentage of total assets, nonperforming assets decreased to 1.78% at June 30, 2014 from 1.95% at December 31, 2013. The Company experienced a decline in the classified asset ratio to 22.51% as of June 30, 2014 from 23.53% as of December 31, 2013; the decline is attributed to securing a guarantee from the Small Business Administration (SBA) for a classified credit, which resulted in an improved collateral position for the Company and a decrease in the classified balance of the credit.

	June 30,	December 31,
	2014	2013
	(in thousands)
Total non-accrual loans	$2,177	$2,285

Accrual loans delinquent 90 days or more:
One- to four-family residential	22	24
Other real estate loans	—	—
Construction	—	—
Purchased Out-of-State	—	—
Commerical	—	—
Consumer & other	—	2
Total accrual loans delinquent 90 days or more	$22	$26

Total nonperforming loans (1)	2,199	2,311
Total real estate owned-residential mortgages (2)	365	285
Total real estate owned-Commercial (2)	442	472
Total real estate owned-Consumer & other repossessed assets (2)	916	1,023
Total nonperforming assets	$3,922	$4,091

Total nonperforming loans to loans receivable	1.61%	1.67%
Total nonperforming assets to total assets	1.78%	1.95%

(1)	All of the Bank’s loans delinquent more than 90 days are classified as nonperforming.
(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: For the six-month period ended June 30, 2014, the provision for loan losses was $16,000 as compared to $340,000 for the same period ended June 30, 2013. Our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the six-month period ended June 30, 2014, net charge offs declined $397,000, primarily related to mortgage loan charge offs. As a result of the decline in net-charge offs period over period the general reserve factors applied to each loan pool in our portfolio decreased. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(in thousands)
At June 30, 2014
Real estate loans:
Construction	$1,445	$—	$173
One - to four - family	63,226	22	536
Commercial Mortgages	50,197	—	1,452
Home equity lines of credit/ Junior liens	8,282	—	16
Commercial loans	12,477	—	—
Consumer loans	1,193	—	—

Total gross loans	$136,820	$22	$2,177
Less:
Net deferred loan fees	(264)	—	(6)
Allowance for loan losses	(1,487)	—	(200)
Total loans, net	$135,069	$22	$1,971

At December 31, 2013
Real estate loans:
Construction	$1,756	$—	$173
One - to four - family	62,256	24	651
Commercial Mortgages	51,726	—	1,454
Home equity lines of credit/Junior liens	8,730	—	7
Commercial loans	12,451	—	—
Consumer loans	1,165	2	—

Total gross loans	$138,084	$26	$2,285
Less:
Net deferred loan fees	(297)	—	(1)
Allowance for loan losses	(1,472)	—	(200)
Total loans, net	$136,315	$26	$2,084

Non Interest Income: Non interest income decreased to $681,000 for the six months ended June 30, 2014 from $905,000 for the six months ended June 30, 2013, mainly due to a decrease in mortgage banking activities income of $108,000 period over period. In addition, we experienced decreases of $46,000 in service charge income and $44,000 in other income related to insurance and brokerage activities.

Non Interest Expense. Non interest expense decreased to $3.9 million for the six months ended June 30, 2014 from $4.1 million for the six months ended June 30, 2013. The decrease was primarily due to decreases of $93,000 in real estate owned expenses, $75,000 in salaries and benefits, as we reduced staffing and self insured a portion of our health insurance premiums, and $20,000 in amortization of intangible assets due to current intangibles fully amortizing in the beginning of the quarter. These decreases were partially offset by an increase of $57,000 in professional services related to merger costs incurred during the six months ended June 30, 2014.

Income Taxes: The Company did not record federal income tax expense for the six months ended June 30, 2014 and 2013 due to the net operating loss carry forward that offsets any current tax liability. A valuation allowance of $3.1 million remains on our current deferred tax asset as of June 30, 2014.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of June 30, 2014 was $68.4 million, or 51.0%, compared to $53.4 million, or 42.4%, at December 31, 2013. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company retains for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and generally sells the remainder. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2014, the Company originated $9.5 million in residential mortgage loans, of which $4.0 million were retained in portfolio while the remainder were sold or are being held for sale. This compares to $13.6 million in originations during the first six months of 2013 of which $5.6 million were retained in portfolio. The Company also originated $8.0 million of commercial loans and $1.3 million of consumer loans in the first six months of 2014 compared to $13.8 million of commercial loans and $788,000 of consumer loans for the same period in 2013. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 47.7% and 46.1%, commercial loans 46.5% and 46.4% and consumer loans 7.0% and 7.5% at June 30, 2014 and June 30, 2013, respectively.

Deposits are a primary source of ;funds for use in lending and for other general business purposes. At June 30, 2014 deposits funded 76.9% of the Company’s total assets compared to 76.3% at December 31, 2013. Certificates of deposit scheduled to mature in less than one year at June 30, 2014 totaled $30.0 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2014 the Company had $25.2 million in FHLB advances and had sufficient available collateral to obtain an additional $32.5 million. FHLB borrowings as a percentage of total assets were 11.4% at June 30, 2014 as compared to 11.8% at December 31, 2013.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2014 was $24.2 million, or 11.0% of total assets, compared to $23.5 million, or 11.2% of total assets, at December 31, 2013 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with federal regulations. The Bank was considered “well capitalized” under all capital requirements set forth by the OCC as of June 30, 2014. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2014:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital (to adjusted assets)	$22,966	10.48%	$8,767	4.00%	$10,959	5.00%
Total risk-based capital (to risk- weighted assets)	$24,453	18.24%	$10,723	8.00%	$13,404	10.00%
Tier 1 risk-based capital (to risk weighted assets)	$22,966	17.13%	$5,362	4.00%	$8,043	6.00%
Tangible Capital (to tangible assets)	$22,966	10.48%	$3,288	1.50%	$4,384	2.00%

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

There has been no change in the Company’s internal control over the financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2014

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At June 30, 2014 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

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

Quarter Ended June 30, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 7, 2014

By:	/s/Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting
(Principal Financial and Accounting Officer)

Date: August 7, 2014

