Form 10-Q
period 2014-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2014-11-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 13, 2014
(Title of Class)	3,727,014 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$6,980,433	$2,760,010
Overnight deposits with FHLB	60,998	5,823
Total cash and cash equivalents	7,041,431	2,765,833
Securities AFS	115,259,801	50,358,175
Securities HTM	2,215,000	2,255,000
Loans held for sale	1,227,675	175,400
Loans receivable, net of allowance for loan losses of $1,464,275 and
$1,471,622 as of September 30, 2014 and December 31, 2013, respectively	163,357,644	136,314,964
Foreclosed real estate and other repossessed assets	2,885,686	1,780,058
Federal Home Loan Bank stock, at cost	3,422,800	3,266,100
Premises and equipment	6,255,347	5,203,301
Assets held for sale	530,707	—
Accrued interest receivable	1,058,766	744,730
Intangible assets	1,349,723	39,732
Deferred tax asset	1,014,412	798,163
Originated mortgage servicing rights	735,590	860,024
Bank owned life insurance	4,697,415	4,610,070
Other assets	871,270	485,234

Total assets	$311,923,267	$209,656,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$258,506,307	$160,029,115
Advances from borrowers for taxes and insurance	279,230	151,254
Federal Home Loan Bank Advances	21,768,864	24,813,409
Accrued expenses and other liabilities	1,396,177	1,138,324

Total liabilities	281,950,578	186,132,102

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized) 4,034,764
and 3,191,799 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	40,348	31,918
Additional paid-in capital	28,264,216	23,853,891
Retained earnings	4,520,179	2,763,242
Treasury stock at cost (307,750 shares) at September 30, 2014 and December 31, 2013	(2,963,918)	(2,963,918)
Accumulated other comprehensive income (loss)	111,864	(160,451)
Total stockholders' equity	29,972,689	23,524,682

Total liabilities and stockholders' equity	$311,923,267	$209,656,784

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,933,858	$1,786,663	$5,335,249	$5,429,925
Interest and dividends on investments
Taxable	217,162	121,899	517,359	361,219
Tax-exempt	44,496	37,054	126,980	112,098
Interest on mortgage-backed securities	191,790	119,852	477,353	342,018
Total interest income	2,387,306	2,065,468	6,456,941	6,245,260

Interest expense:
Interest on deposits	204,812	201,046	583,060	631,586
Interest on borrowings	65,535	73,553	195,191	249,017
Total interest expense	270,347	274,599	778,251	880,603

Net interest income	2,116,959	1,790,869	5,678,690	5,364,657
Provision for loan losses	257,300	31,733	273,065	371,560
Net interest income after provision for loan losses	1,859,659	1,759,136	5,405,625	4,993,097

Non-interest income:
Service charges and other fees	206,499	240,103	575,717	654,822
Mortgage banking activities	127,044	155,869	351,126	487,993
Net gain on investment securities	646	—	646
Net loss on sale of premises and equipment,				—
real estate owned and other repossessed assets	(1,054)	(11,462)	(27,118)	(10,712)
Bargain purchase gain	1,816,255	—	1,816,255	—
Other	75,549	74,468	188,900	231,831
Total non-interest income	2,224,939	458,978	2,905,525	1,363,934

Non-interest expense:
Compensation and employee benefits	1,330,948	1,179,082	3,549,599	3,472,983
FDIC Insurance Premiums	55,828	43,378	146,702	138,054
Advertising	53,815	27,676	125,439	95,391
Occupancy	273,602	237,924	729,547	689,578
Amortization of intangible assets	42,177	29,646	81,909	88,938
Service bureau charges	91,892	79,301	238,068	233,884
Professional services	50,152	68,208	219,560	304,904
Collection activity	4,806	42,840	34,302	106,603
Real estate owned & other repossessed assets	91,360	54,548	120,042	175,967
Merger related expense	139,525	38,941	264,259	38,941
Other	336,147	234,113	871,743	765,199
Total non-interest expense	2,470,252	2,035,657	6,381,170	6,110,442

Income before income tax expense	1,614,346	182,457	1,929,980	246,589
Income tax expense	—	—	—	—

Net income	$1,614,346	$182,457	$1,929,980	$246,589

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities - net of tax	(161,334)	557,775	$272,315	$(831,890)
Reclassification adjustment for gains realized in earnings - net of tax	426	—	426	—

Comprehensive income (loss)	$1,453,438	$740,232	$2,202,721	$(585,301)

Per share data:
Net income per share
Basic	$0.48	$0.06	$0.63	$0.09
Diluted	$0.48	$0.06	$0.63	$0.09

Weighted average number of shares outstanding
Basic	3,369,670	2,884,049	3,047,702	2,884,049
Including dilutive stock options	3,369,670	2,884,049	3,047,702	2,884,049
Dividends per common share	$0.02	$—	$0.06	$—

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2014	$31,918	$(2,963,918)	$23,853,891	$2,763,242	$(160,451)	$23,524,682

Exchange of Alpena Banking Corp Stock (842,965 shares issued)	8,430	—	4,410,325	—	—	4,418,755

Net income for the period	—	—	—	1,929,980	—	1,929,980

Changes in unrealized loss:
on available-for-sale securities
(net of tax of $140,284)	—	—	—	—	272,315	272,315

Dividends declared	—	—	—	(173,043)	—	(173,043)
Balance at September 30, 2014	$40,348	$(2,963,918)	$28,264,216	$4,520,179	$111,864	$29,972,689

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at January 1, 2013	$31,918	$(2,963,918)	$23,853,891	$2,766,170	$746,723	$24,434,784

Net income for the period	—	—	—	246,589	—	246,589

Changes in unrealized gain
on available-for-sale securities
(net of tax of $428,550)	—	—	—	—	(831,891)	(831,891)
Balance at September 30, 2013	$31,918	$(2,963,918)	$23,853,891	$3,012,759	$(85,168)	$23,849,482

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,929,980	$246,589
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	320,565	301,053
Provision for loan loss	273,065	371,560
Accretion of acquired loans	(17,659)	—
Amortization and accretion on securities	345,067	439,662
Bargain purchase gain from bank acquisition	(1,816,255)	—
Gain on investment securities	(646)	—
Gain on sale of loans held for sale	(154,558)	(207,229)
Originations of loans held for sale	(9,623,562)	(12,443,497)
Proceeds from sale of loans held for sale	8,725,845	11,755,518
Loss (gain) on sale of fixed assets	22,934	(9,084)
Loss on sale of real estate owned and other repossessed assets	4,184	19,796
Net change in:
Accrued interest receivable	(98,482)	17,162
Other assets	(152,535)	(300,039)
Prepaid FDIC insurance premiums	—	582,945
Bank owned life insurance	(87,345)	(100,728)
Deferred income tax benefit	(19,534)	—
Accrued expenses and other liabilities	190,638	(195,632)

Net cash (used in) provided by operating activities	(158,298)	478,076

Cash Flows from Investing Activities:
Net cash received in bank acquisition	41,356,940	—
Net decrease (increase) in loans (loans originated, net of principal payments)	4,048,637	(678,131)
Proceeds from maturity and sale of available-for-sale securities	7,732,474	12,840,206
Proceeds from sale of property and equipment	3,016	56,163
Proceeds from sale of real estate owned and other repossed assets	412,850	1,339,307
Purchase of securities	(48,517,143)	(14,017,425)
Purchase of premises and equipment	(180,383)	(55,065)

Net cash provided by (used in) investing activities	4,856,391	(514,945)

Cash Flows from Financing Activities:
Dividend paid on common stock	(173,043)	—
Net increase in deposits	2,690,650	(295,870)
Net increase in Repo Sweep accounts	—	2,377,100
Net increase in advances from borrowers	104,443	83,215
Advances from Federal Home Loan Bank	12,555,000	39,155,000
Repayments of Federal Home Loan Bank advances	(15,599,545)	(40,497,389)
Net cash (used in) provided by financing activities	(422,495)	822,056

Net increase in cash and cash equivalents	4,275,598	785,187
Cash and cash equivalents at beginning of period	2,765,833	2,751,810
Cash and cash equivalents at end of period	$7,041,431	$3,536,997

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$788,218	$880,717
Transfers of loans to foreclosed real estate and repossessed assets	$1,481,000	$1,213,318

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 3 - BUSINESS COMBINATIONS

As of August 8, 2014 ("Merger Date"), the Company completed its merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”). Alpena had one branch office and $102.9 million in assets as of August 8, 2014. The results of operations due to the merger have been included in the Company's results since the Merger Date. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 shares of the Company's common stock.

The merger transaction was recorded using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the Merger Date. The following table provides the purchase price calculation as of the Merger Date and the identifiable assets acquired and liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Merger Date based on additional information that may be obtained by us that existed on the Merger Date.

Purchase Price:
(,000's omitted except per share data)

First Federal of Northern Michigan Bancorp, Inc. common stock issued for Alpena Banking Corporation common shares	842,965

Price per share, based on First Federal of Northern Michigan Bancorp, Inc. closing price on August 8, 2014	$5.59

Total purchase price	$4,712,174.00

Preliminary Statement of Net Assets Acquired at Fair Value:

Assets
Cash and cash equivalents	$41,650,000
Securities	24,008,000
Loans	32,828,000
Premises and Equipment	1,667,000
Core Deposit Intangible	1,392,000
Deferred Tax Asset	337,000
Other Assets	524,000
Total Assets	$102,406,000
Liabilities
Deposits	95,787,000
Other Liabilities	91,000
Total Liabilities	$95,878,000
Net Identifiable Assets Acquired	$6,528,000
Bargain Purchase Gain	$(1,816,000)

The results of operations for the three and nine months ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 51 days subsequent to the Merger Date. Alpena's results of operations prior to the Merger Date are not included in the Company's consolidated statement of comprehensive income.

We recorded merger related expenses of $140,000 and $264,000 during the three and nine months ended September 30, 2014. These expenses were for professional services such as legal, accounting and contractual arrangements for consulting services. Alpena's entire operating system has been integrated with the Company's.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2014, as if the merger had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Bank of Alpena. In addition, the $264,000 in merger-related costs noted above are included in each period presented. Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net interest income	$2,412,746	$2,388,898	$7,217,268	$7,211,261
Non-interest expense	2,851,736	2,931,486	7,920,539	8,312,999
Net income	1,709,130	214,409	1,997,384	342,821
Net income per diluted share	0.46	0.07	0.54	0.12

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the valuation of acquired loans. For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Alpena's previously established allowance for loan losses.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounting for under ASC 310-30 ("acquired impaired"), and loans that do not meet the criteria, which are accounted for under ACC 310-20 ("acquired non-impaired"). In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

The provisional fair value of loans as of the Merger Date is presented in the following table:

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total
	(in thousands)
Real estate loans:
Residential mortgages	$397	$6,992	$7,389
Commercial Loans:
Contruction - real estate	—	109	109
Secured by real estate	2,846	14,721	17,568
Other	1,201	4,213	5,414
Total commercial loans	4,048	19,043	23,091

Consumer loans:
Secured by real state	30	1,563	1,593
Other	—	755	755
Total consumer loans	30	2,318	2,348

Total Loans	$4,474	$28,353	$32,828

The following table presents data on acquired impaired loans at the Merger Date:

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total
	(in thousands)

Loans acquired- contractual required payments	$5,930	$28,587	$34,517
Non accretable difference	(1,456)	—	(1,456)
Expected cash flows	4,474	28,587	33,062
Accretable yield	—	(234)	(234)
Carrying balance at acquisition date	$4,474	$28,353	$32,828

Note 4—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$25,665	$38	$(141)	$25,562
Municipal obligations	22,803	350	(108)	23,045
Corporate bonds & other obligations	4,788	19	(1)	4,806
Mortgage-backed securities	61,832	296	(287)	61,841
Equity securities	2	4	—	7

Total	$115,090	$707	$(537)	$115,260

Securities Held to Maturity
Municipal obligations	$2,215	$102	$—	$2,317

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$7,111	$36	$(105)	7,042
Municipal obligations	13,694	216	(301)	13,609
Corporate bonds & other obligations	1,085	12	—	1,097
Mortgage-backed securities	28,708	279	(384)	28,603
Equity securities	3	4	—	7

Total	$50,601	$547	$(790)	$50,358

Securities Held to Maturity
Municipal obligations	$2,255	$145	$—	$2,400

The amortized cost and estimated market value of securities at September 30, 2014, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2014
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$6,968	$7,006
Due after one year through five years	34,070	34,057
Due in five year through ten years	10,888	10,902
Due after ten years	1,330	1,448

Subtotal	53,256	53,413

Equity securities	2	7
Mortgage-backed securities	61,832	61,840

Total	$115,090	$115,260

Held To Maturity:
Due in one year or less	$95	$96
Due after one year through five years	500	514
Due in five year through ten years	715	762
Due after ten years	905	945

Total	$2,215	$2,317

At September 30, 2014 and December 31, 2013, securities with a carrying value and fair value of $37,800,000 and $36,000,000, respectively, were pledged to certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2014 and 2013 were $218,000 and $0, respectively, resulting in gross gains of $646 and $0, respectively and gross losses of $0 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2014 and December 31, 2013:

	September 30, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$14,867	$(90)	$949	$(51)
Corporate bonds & other obligations	744	(1)	—	—
Municipal obligations	3,931	(16)	5,355	(93)
Mortgage-backed securities	29,539	(155)	4,878	(132)
Equity securities	—	—	—	—

Total	$49,080	$(261)	$11,182	$(276)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2013
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S.	$—	$—	$894	$(105)
government corporations and agencies
Municipal obligations	7,902	(243)	1,668	(58)
Mortgage-backed securities	14,471	(334)	2,052	(50)
Equity securities	—	—	—	—

Total	$22,373	$(577)	$4,614	$(213)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

As of September 30, 2014, there were 81 securities with unrealized losses totaling $537,000 compared to 39 securities with unrealized losses totaling $790,000 at December 31, 2013.

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

Note 5—LOANS

Originated loans are reported at their principal amount outstanding adjusted for partial charge-offs, the allowance, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Acquired loans are those obtained in the Merger (See Note 3 – Business Combination for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. As of September 30, 2014, no acquired loans were modified as troubled debt restructurings after the Acquisition Date.

The fair value estimates for acquired loans are based on expected prepayments and the amount and timing of discounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Acquisition Date fair value of acquired impaired loans, and in subsequent accounting, we have generally aggregated acquired mortgage, commercial and consumer loans into pools of loans with common risk characteristics.

The difference between the fair value of an acquired non-impaired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The excess of an acquired impaired loan’s contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess cash flows expected to be collected over the carrying amount of the acquired loan is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

We evaluate quarterly the remaining contractual required payments receivable and estimate cash flows expected to be collected over the life of the impaired loans. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Increases in expected cash flows of acquired impaired loans subsequent to the Acquisition Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30,	At December 31,
	2014	2013
	(in thousands)
Originated Loans:
Real estate loans:
Residential mortgage	$65,526	$63,839
Commercial loans:
Construction - real estate	634	173
Secured by real estate	45,697	51,726
Other	12,578	12,451
Total commercial loans	58,909	64,350

Consumer loans:
Secured by real estate	7,905	8,730
Other	1,098	1,165
Total consumer loans	9,003	9,895

Total gross loans	$133,438	$138,084
Less:
Net deferred loan fees	(266)	(297)
Allowance for loan losses	(1,464)	(1,472)

Total loans, net	$131,708	$136,315

At September 30,
2014
(in thousands)
Acquired Loans:
Real estate loans:
Residential mortgage	$7,036
Commercial loans:
Construction - real estate	94
Secured by real estate	17,170
Other	5,288
Total commercial loans	22,552

Consumer loans:
Secured by real estate	1,823
Other	239
Total consumer loans	2,062

Total loans, net	$31,650

Total outstanding balance and carrying value of acquired impaired loans was $5.9 million and $5.2 million, respectively, as of September 30, 2014. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2014 were as follows:

	Acquired	Acquired
	Impaired	Non-Impaired	Acquired
	Non accretable	Accretable	Total
	(in thousands)

Beginning of year	$—	$—	$—
Net discount associated with acquired loans	(1,456)	(586)	(2,041)
Premium	—	352	352
Accretion of discount for credit spread	—	38	38
Amortization of premium	—	(20)	(20)
	$(1,456)	$(216)	$(1,672)

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013:

Contractual Aging of Recorded Balance in Past Due Loans by Class of Loan
As of September 30, 2014
	30 - 59	60 - 89	Greater than			Total	Recorded Investment > 90
	Days	Days	90 Days	Total		Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)
Originated Loans:
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$461	$634	$—
Commercial Real Estate - other	144	10	—	154	45,543	45,697	—
Commercial - non real estate	—	—	—	—	12,578	12,578	—

Consumer:
Consumer - Real Estate	19	4	12	35	7,870	7,905	—
Consumer - Other	—	—	3	3	1,095	1,098	3

Residential:
Residential	1,553	415	371	2,339	63,187	65,526	—
Total	$1,716	$429	$559	$2,704	$130,734	$133,438	$3

	30 - 59	60 - 89	Greater than			Total	Recorded Investment > 90
	Days	Days	90 Days	Total		Financing	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(dollars in thousands)
Acquired Loans:
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$94	$94	$—
Commercial Real Estate - other	461	—	91	552	16,618	17,170	—
Commercial - non real estate	82	—	105	187	5,101	5,288	—

Consumer:
Consumer - Real Estate	9	6	7	22	1,801	1,823	—
Consumer - Other	—	—	—	—	239	239	42

Residential:
Residential	92	—	525	617	6,419	7,036	225
Total	$644	$6	$728	$1,378	$30,272	$31,650	$267

As of December 31, 2013
	30 - 59	60 - 89	Greater than				Recorded Investment > 90
	Days	Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$173	$173	$—	$173	$—
Commercial Real Estate - other	—	521	1,441	1,962	49,764	51,726	—
Commercial - non real estate	33	20	—	53	12,398	12,451	—

Consumer:
Consumer - Real Estate	54	55	—	109	8,621	8,730	—
Consumer - Other	—	4	2	6	1,159	1,165	2

Residential:
Residential	1,973	393	353	2,719	61,120	63,839	24
Total	$2,060	$993	$1,969	$5,022	$133,062	$138,084	$26

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2014 and December 31, 2013:

As of September 30, 2014
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)
Originated Loans:

Risk Grades 1-2	$—	$—	$—
Risk Grade 3	—	13,337	5,915
Risk Grade 4	461	21,253	5,836
Risk Grade 4.5	—	4,748	203
Risk Grade 5	—	4,949	624
Risk Grade 6	173	1,410	—
Risk Grade 7	—	—	—
Risk Grade 8	—	—	—
Total	$634	$45,697	$12,578

Acquired Loans:

Risk Grades 1-2	$—	$295	$1,245
Risk Grade 3	—	3,082	970
Risk Grade 4	94	11,914	1,397
Risk Grade 4.5	—	104	—
Risk Grade 5	—	1,110	1,514
Risk Grade 6	—	655	162
Risk Grade 7	—	9	—
Risk Grade 8	—	—	—
Total	$94	$17,170	$5,288

As of December 31, 2013
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial
	(dollars in thousands)

Risk Grades 1-2	$—	$—	$—
Risk Grade 3	—	16,187	5,602
Risk Grade 4	—	24,327	6,528
Risk Grade 4.5	—	3,462	171
Risk Grade 5	—	4,835	45
Risk Grade 6	173	2,915	105
Risk Grade 7	—	—	—
Risk Grade 8	—	—	—
Total	$173	$51,726	$12,451

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of September 30, 2014 and December 31, 2013:

As of September 30, 2014

	Residential	Consumer - Real Estate	Consumer - Other
Originated Loans:		(dollars in thousands)

Pass	$64,950	$7,879	$1,095
Special Mention	—	—
Substandard	576	26	3
Total	$65,526	$7,905	$1,098

	Residential	Consumer - Real Estate	Consumer - Other
Acquired Loans:		(dollars in thousands)

Pass	$6,511	$1,810	$239
Special Mention	—
Substandard	525	13	—
Total	$7,036	$1,823	$239

As of December 31, 2013

	Residential	Consumer - Real Estate	Consumer - Other
		(dollars in thousands)
Loan Grade:
Pass	$63,164	$8,723	$1,163
Special Mention	—	—	—
Substandard	675	7	2
Total	$63,839	$8,730	$1,165

The following table presents the recorded investment in non-accrual loans by class as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Originated Loans:
Commercial Real Estate:
Commercial Real Estate - construction	$173	$173
Commercial Real Estate - other	10	1,454
Commercial	—	—

Consumer:
Consumer - real estate	26	7
Consumer - other	—	—

Residential:
Residential	576	651

Total	$785	$2,285

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as non-performing loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on non-accrual status and reported as past due or non-performing using the same criteria that is applied to the originated loan portfolio.

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

The Bank has classified approximately $3.8 million of its impaired loans as troubled debt restructurings (“TDRs”) as of September 30, 2014. There were no commitments to extend credit to borrowers with loans classified as TDRs as of September 30, 2014 and December 31, 2013.

TDR loans are classified as being in default on a case by case basis when they fail to be in compliance with the modified terms. For the three and nine months ended September 30, 2014 and 2013 the Company did not have any new TDRs or TDRs that subsequently defaulted.

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

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of September 30, 2014				2014		2014
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized

	(dollars in thousands)
With no specific allowance recorded:
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Other	1,442	1,441	—	1,444	21	1,499	63
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	27	26	—	27	—	27	—
Consumer - Other	—	—	—	—	—	—	—
Residential	644	521	—	528	1	534	4

With a specific allowance recorded:
Commercial Real Estate - Construction	1,589	173	48	173	—	173	—
Commercial Real Estate - Other	389	389	11	392	5	396	13
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	179	129	40	179	—	179	1

Totals:
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—	$173	$—
Commercial Real Estate - Other	$1,831	$1,830	$11	$1,836	$26	$1,895	$76
Commercial - Other	$—	$—	$—	$—	$—	$—	$—
Consumer - Real Estate	$27	$26	$—	$27	$—	$27	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$823	$650	$40	$707	$1	$713	$5

				For the Three Months Ended		For the Nine Months Ended
Impaired Loans				September 30,		September 30,
As of December 31, 2013				2013		2013
	Unpaid Principal	Recorded	Related	Average	Interest	Average	Interest
	Balance	Investment	Allowance	Recorded	Income	Recorded	Income
				Investment	Recognized	Investment	Recognized

	(dollars in thousands)
With no related allowance recorded:
Commercial Real Estate - Construction	$—	$—	$—	$173	$—	$173	$—
Commercial Real Estate - Other	1,789	1,788	—	4,189	56	4,065	148
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	8	7	—	9	—	7	—
Consumer - Other	—	—	—	—	—	—	—
Residential	954	722	—	1,296	—	1,170	—

With a specific allowance recorded:
Commercial Real Estate - Construction	1,589	173	48	—	—	—	—
Commercial Real Estate - Other	3,980	3,391	182	2,030	—	2,030	—
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	53	30	5	64	—	64	—

Totals:
Commercial Real Estate - Construction	$1,589	$173	$48	$173	$—	$173	$—
Commercial Real Estate - Other	$5,769	$5,179	$182	$6,219	$56	$6,095	$148
Commercial - Other	$—	$—	$—	$—	$—	$—	$—
Consumer - Real Estate	$8	$7	$—	$9	$—	$7	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$1,007	$752	$5	$1,360	$—	$1,234	$—

Acquired loans are not subject to individual evaluation for impairment and are not reported as impaired loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated loan portfolio. In accordance with purchase accounting rules, acquired loans were recorded at fair value at the acquisition date and the prior allowance was eliminated. No allowance for loan loss has been established on these acquired loans through September 30, 2014.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$426	$72	$38	$16	$783	$104	$1,487
Charge-offs	—	(225)	—	(2)	(17)	(66)	—	(310)
Recoveries	—	14	1	3	—	12	—	30
Provision	2	18	(14)	(1)	6	211	35	257
Ending Balance	$50	$233	$59	$38	$5	$940	$139	$1,464

For the Nine Months Ended September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(241)	—	(15)	(23)	(111)	—	(390)
Recoveries	—	45	1	26	—	37	—	109
Provision	2	(15)	(5)	(35)	7	230	89	273
Ending Balance	$50	$233	$59	$38	$5	$940	$139	$1,464

Loan Balances Individually Evaluated for Impairment
As of September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of September 30, 2014
Ending balance: individually
evaluated for impairment	$48	$11	$—	$—	$—	$39	$—	$98

Ending balance: loans collectively
evaluated for impairment	$2	$222	$59	$38	$5	$901	$139	$1,366

Loans as of September 30, 2014
Loans:
Ending Balance	$634	$45,697	$12,578	$7,905	$1,098	$65,526	$—	$133,438

Ending balance: individually
evaluated for impairment	$173	$1,620	$202	$39	$—	$1,370	$—	$3,404

Ending balance: loans collectively
evaluated for impairment	$461	$44,077	$12,376	$7,866	$1,098	$64,156	$—	$130,034

For the Three Months Ended September 30, 2013

	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$—	$673	$79	$75	$25	$839	$—	$1,691
Charge-offs	—	—	—	(33)	(1)	(29)	—	(63)
Recoveries	—	46	—	2	—	85	—	133
Provision	—	87	(9)	24	(4)	(66)	—	32
Ending Balance	$—	$806	$70	$68	$20	$829	$—	$1,793

For the Nine Months Ended September 30, 2013
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$64	$579	$69	$99	$33	$906	$—	$1,750
Charge-offs	—	(85)	—	(40)	(13)	(397)	—	(535)
Recoveries	—	57	—	34	5	110	—	206
Provision	(64)	255	1	(25)	(5)	210	—	372
Ending Balance	$—	$806	$70	$68	$20	$829	$—	$1,793

Loan Balances Individually Evaluated for Impairment
As of September 30, 2013
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of September 30, 2014
Ending balance: individually
evaluated for impairment	$—	$510	$—	$—	$—	$21	$—	$531

Ending balance: loans collectively
evaluated for impairment	$—	$296	$70	$68	$20	$808	$—	$1,262

Loans as of September 30, 2014
Ending Balance	$173	$52,849	$12,429	$9,286	$1,117	$64,244	$—	$140,098

Ending balance: individually
evaluated for impairment	$173	$6,094	$—	$7	$—	$1,233	$—	$7,507

Ending balance: loans collectively
evaluated for impairment	$—	$46,755	$12,429	$9,279	$1,117	$63,011	$—	$132,591

Note 6 - DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by the Board of Directors.

Note 7 – STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2014 the Company awarded no shares under the either the 2006 or the 1996 Stock-Based Incentive Plan. Shares issued under the plans and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	150,030	$9.52	2.4	$—

Granted	—	N/A

Exercised	—	N/A

Forfeited or expired	(12,500)	$9.26

Outstanding at September 30, 2014	137,530	$9.54	1.8	$—

Options Exercisable at September 30, 2014	137,530	$9.54	1.8	$—

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $5.33 on September 30, 2014 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 30, 2014. This amount changes based on the fair market value of the stock.

As of September 30, 2014 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended September 30, 2014. In addition, there were no non-vested options as of September 30, 2014.

Restricted Stock Awards – As of September 30, 2014 all restricted stock awards have vested, therefore the Company had no unrecognized compensation costs under the Plan. There were 5,304 shares available for future stock award grants as of September 30, 2014.

Note 8 – COMMITMENTS TO EXTEND CREDIT

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

At September 30, 2014, the Company had outstanding commitments to originate loans of $28.3 million. These commitments include the following:

As of
September 30, 2014
(in thousands)

Commitments to grant loans	$12,841
Unfunded commitments under lines of credit	15,284
Commercial and standby letters of credit	134

Note 9 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Assets
Investment securities- available-for-sale:
U.S. Treasury securities and obligations of U.S.	$—	$25,561	$—	$25,561
government corporations and agencies
Municipal obligations	—	23,045	—	23,045
Corporate bonds & other obligations		4,807		4,807
Mortgage-backed securities	—	61,840	—	61,840
Equity securities	—	7	—	7

Total investment securities - available-for-sale	$—	$115,260	$—	$115,260

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S.	$—	$7,042	$—	$7,042
government corporations and agencies
Municipal obligations	—	13,609	—	13,609
Corporate bonds & other obligations	—	1,097	—	1,097
Mortgage-backed securities	—	28,603	—	28,603
Equity securities	—	7	—	7

Total investment securities - available-for-sale	$—	$50,358	$—	$50,358

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2013 to September 30, 2014. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2014
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:
Impaired loans accounted for under FASB ASC 310-10	$2,004	$—	$—	$2,004

Other real estate owned -residential mortgages	$275	$—	$—	$275

Other Real estate owned - commercial	$1,652	$—	$—	$1,652

Other repossessed assets	$916	$—	$—	$916

Total assets at fair value on a non-recurring basis				$3,637

Acquired Assets:
Impaired loans accounted for under FASB ASC 310-10	$1,178	$—	$—	$1,178

Other real estate owned -residential mortgages	$—	$—	$—	$—

Other Real estate owned - commercial	$42	$—	$—	$42

Other repossessed assets	$—	$—	$—	$—

Total assets at fair value on a non-recurring basis				$1,220

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans accounted for under FASB ASC 310-10	$5,352	$—	$—	$5,352

Other real estate owned -residential mortgages	$285	$—	$—	$285

Other real estate owned - commercial	$472	$—	$—	$472

Other repossessed assets	$1,023	$—	$—	$1,023

Total assets at fair value on a non-recurring basis				$7,132

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values, related carrying or notional amounts, and level of the Company’s financial instruments are as follows:

September 30, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$7,041	$7,041	$—	$—	$7,041
Securities available for sale	115,260	—	115,260	—	115,260
Securities held to maturity	2,215	—	2,317	—	2,317
Loans held for sale	1,228	—	—	1,228	1,228
Loans receivable - net	163,358	—	—	162,385	162,385
Federal Home Loan Bank stock	3,423	—	3,423	—	3,423
Accrued interest receivable	1,059	—	—	1,059	1,059

Financial liabilities:
Customer deposits	258,506	—	258,970	—	258,970
Federal Home Loan Bank advances	21,769	—	21,514	—	21,514
Accrued interest payable	92	—	—	92	92

December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,766	$2,766	$—	$—	$2,766
Securities available for sale	50,358	—	50,358	—	50,358
Securities held to maturity	2,255	—	2,400	—	2,400
Loans held for sale	175	—	—	178	178
Loans receivable - net	136,315	—	—	135,172	135,172
Federal Home Loan Bank stock	3,266	—	3,266	—	3,266
Accrued interest receivable	745	—	—	745	745

Financial liabilities:
Customer deposits	160,029	—	160,784	—	160,784
Federal Home Loan Bank advances	24,813	—	24,458	—	24,458
Accrued interest payable	89	—	—	89	89

Note 10 - RECENT ACCOUNTING PRONOUNCEMENT

In January of 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available – full retrospective, retrospective and cumulative effect approach. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2014 and December 31, 2013, and the results of operations for the three- and nine-month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2014, the Company reported net income of $1.6 million, or $0.48 per basic and diluted share, compared to $182,000, or $0.06 per basic and diluted share, for the quarter ended September 30, 2013, an increase of $1.4 million. For the nine months ended September 30, 2014 net income was $1.9 million, or $0.63 per basic and diluted share as compared to $247,000, or $0.09 per share, for the same period ended September 30, 2013.

Primarily reflecting the impact of the merger with Alpena, total assets increased $102.3 million, or 48.8%, to $311.9 million as of September 30, 2014 from $209.7 million as of December 31, 2013. Investment securities available-for-sale increased $64.9 million, or 128.9%, from December 31, 2013 to September 30, 2014. Cash and cash equivalents increased $4.3 million and net loans receivable increased $27.0 million during this time period. Total deposits increased $98.5 million from December 31, 2013 to September 30, 2014, while Federal Home Loan Bank advances decreased $3.0 million and equity increased $6.4 million.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2014, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2013. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2013 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

MERGER

We completed the merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”), as of August 8, 2014. Alpena had one branch office and $73 million in assets as of December 31, 2013. The results of operations due to the merger have been included in the Company's results since the Merger Date. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 share of the Company's common stock.

The Alpena merger transaction was recorded using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the Merger Date. The following table provides the purchase price calculation as of the Merger Date and the identifiable assets acquired and liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Merger Date based on additional information that may be obtained by us that existed on the Merger Date.

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the valuation of acquired loans. For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Alpena's previously established allowance for loan losses. The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounting for under ASC 310-30 ("acquired impaired"), and loans that do not meet the criteria, which are accounted for under ACC 310-20 ("acquired non-impaired"). In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

The results of operations for the three and nine months ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 51 days subsequent to the Merger Date. Alpena's results of operations prior to the Merger Date are not included in the Company's consolidated statement of comprehensive income.

We recorded merger related expenses of $140,000 and $264,000 during the three and nine months ended September 30, 2014. These expenses were for professional services such as legal, accounting and contractual arrangements for consulting services. Alpena's entire operating system has been integrated with the Company's.

In conjunction with the Merger the Company has closed one branch location and an operations center. The Company has received market value assessments on these two locations and has classified the buildings as assets held for sale as of September 30, 2014.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Assets: As a result of the merger with Alpena, which was consummated on August 8, 2014, total assets increased $102.3 million, or 48.8%, to $311.9 million at September 30, 2014 from $209.7 million at December 31, 2013. During the nine-month period the following changes occurred: investment securities available for sale increased $64.9 million, or 128.9% and net loans receivable increased $27.0 million, or 20.8%, to $164.7 million at September 30, 2014 from $136.3 million at December 31, 2013. Mortgage loans increased $8.7 million as a result of the merger and our continued effort to grow this portfolio by retaining certain high-quality 10- and 15- year fixed rate residential mortgages as opposed to selling them. In addition, our consumer loan portfolio, consisting mainly of home equity loans, increased by $1.2 million, and our commercial loans increased $17.2 million for the nine months ended September 30, 2014.

Liabilities: Deposits increased $98.5 million, to $258.5 million at September 30, 2014 from $160.0 million at December 31, 2013. As a result of the merger with Alpena we experienced increases of $7.0 million in statement savings accounts, $14.3 million in money market accounts, $15.1 million in NOW demand deposit accounts, $51.0 million in non-interest bearing demand deposit accounts and $11.1 million in our traditional certificates of deposit. Partially offsetting these increases was a decrease of $2.0 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) as, in general, we were not the market leader in rates on this product during this time period. FHLB advances decreased $3.0 million to $21.8 million at September 30, 2014 from $24.8 million at December 31, 2013.

Equity: Primarily as a result of the merger with Alpena, stockholders’ equity increased $6.4 million to $30.0 million at September 30, 2014 from $23.5 million at December 31, 2013. The increase in stockholders’ equity was mainly attributable to three factors: the merger with Alpena which resulted in additional equity in the amount of $4.4 million, the net income reported for the nine month period of $1.9 million which includes the bargain purchase gain of $1.8 million that was recorded as a result of the merger with Alpena and an increase of $272,000 in the unrealized gains on available for sale securities net of tax.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

General: Net income increased $1.4 million to $1.6 million for the three months ended September 30, 2014 from $182,000 for the same period ended September 30, 2013.

Interest Income: Interest income was $2.4 million for the three months ended September 30, 2014, compared to $2.1 million for the comparable period in 2013. The increase in interest income was due to an increase in the average balance of our interest-earning assets that resulted from the completion of the merger with Alpena during the three months ended September 30, 2014. The average balance of mortgage loans increased $4.6 million quarter over quarter. The average balance of non-mortgage loans increased $12.5 million period over period. In addition, we experienced an increase in cash and cash equivalents and other investments of $21.9 million for the three months ended September 30, 2014 when compared to the same period in 2013. In spite of the increases in our loan portfolios, the average yield on our interest-earning assets declined 62 basis points to 3.53% for the three-month period ended September 30, 2014 from 4.15% for the same period in 2013. The decrease in yield is primarily a function of the increased level of lower yielding assets, such as cash and available for sale securities, as of September 30, 2014.

Interest Expense: Interest expense was $270,000 for the three-month period ended September 30, 2014, compared to $275,000 for the same period in 2013. The decrease in interest expense for the three-month period was due in part to a 10 basis point decline in the overall cost of funds to 0.55% as of September 30, 2014 from 0.65% for same period a year ago. Despite the decrease in overall cost of funds we experienced increases in average balances of $2.4 million in our certificate of deposits, $25.2 million in money market and NOW demand deposit accounts and $6.0 million in savings deposit accounts quarter over quarter.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2014
	Compared to
	Quarter ended September 30, 2013
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$215	$(68)	$147
Investment securities	155	12	$167
Other investments	54	(46)	$8
Total interest-earning assets	424	(102)	322

Interest-bearing liabilities:
Savings Deposits	1	—	1
Money Market/NOW accounts	13	—	13
Certificates of Deposit	6	(16)	(10)
Deposits	20	(16)	4
Borrowed funds	(2)	(6)	(8)
Total interest-bearing liabilities	18	(22)	(4)

Change in net interest income	$406	$(80)	$326

Net Interest Income: Net interest income increased $326,000 to $2.1 million for the three-month period ended September 30, 2014 as compared to the same period in 2013. For the three months ended September 30, 2014, average interest-earning assets increased $71.0 million, or 35.8%, to $269.3 million when compared to the same period in 2013. Average interest-bearing liabilities increased $28.7 million, or 17.2%, to $195.5 million for the quarter ended September 30, 2014 from $166.8 million for the quarter ended September 30, 2013. The yield on average interest-earning assets decreased to 3.53% for the three month period ended September 30, 2014 from 4.15% for the same period ended in 2013. The cost of average interest-bearing liabilities decreased to 0.55% from 0.65% for the three-month periods ended September 30, 2014 and September 30, 2013, respectively. The net interest margin decreased 46 basis points to 3.14% for the three-month period ended September 30, 2014 from 3.60% for same period in 2013.

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

The provision for loan losses for the three-month period ended September 30, 2014 was $257,000 as compared to $32,000 for the prior year period. Our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the quarter ended September 30, 2014, we charged off $225,000 for a long term non-performing commercial credit. In addition, we charged off $66,000 in mortgage loans as compared to $29,000 during the quarter ended September 30, 2013. The direct effect of the increased charge-offs quarter over quarter resulted in an increase in the general reserve factor applied to each pool of loans in our portfolio for the quarter ended September 30, 2014, which in turn was a main cause of the increase in provision period over period. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income: Non-interest income increased to $2.2 million for the three months ended September 30, 2014 from $459,000 for the three months ended September 30, 2013, related primarily to the bargain purchase gain of $1.8 million that was recorded as a result of the merger with Alpena during the three months ended September 30, 2014. Mortgage banking income declined $29,000 and service charge income decreased $34,000 for the three months ended September 30, 2014 compared to the same period in 2013.

Non-Interest Expense: Non-interest expense was $2.5 million for the three months ended September 30, 2014 as compared to $2.0 million for the same period in 2013. Compensation and employee benefit expense increased $152,000 period over period as we added staff as a result of the merger with Alpena. In addition, we experienced an increase of $101,000 in merger related expenses.

Income Taxes: The Company recorded no federal income tax expense for the three months ended September 30, 2014 and September 30, 2013. A valuation allowance of $2.5 million remains on our current deferred tax asset as of September 30, 2014. Tax expense related to the gain recognized on the acquisition of Bank of Alpena was not recorded due to the valuation allowance associated with the Company’s deferred tax asset related to prior operational losses incurred.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

General: Net income increased $1.7 million to $1.9 million for the nine months ended September 30, 2014 from $247,000 for the same period ended September 30, 2013. This increase is attributed to the bargain purchase gain that was recorded as a result of the merger with Alpena.

Interest Income: Interest income was $6.5 million for the nine months ended September 30, 2014, compared to $6.2 million for the comparable period in 2013. This increase of $212,000, or 3.4%, in interest income was due in large part to an increase of $26.0 million in average balances of interest earning assets for the nine months ended September 30, 2014. While we experienced an increase in average balances our yield on these assets declined 37 basis points to 3.88% for the nine-month period ended September 30, 2014 as compared to 4.25% for the same period in 2013. The decrease in yield is attributed to the results of operation for the nine-month period containing 51 days of interest income on the assets acquired as a result of the merger with Alpena.

Interest Expense: Interest expense was $778,000 for the nine-month period ended September 30, 2014 compared to $881,000 for the same period in 2013. The decrease in interest expense was due primarily to a period over period decrease of 11 basis points in the overall cost of funds. Specifically we saw our cost of funds decline of 23 basis points, to 1.09% on our Federal Home Loan Bank advances for the nine months ended September 30, 2014, compared to 1.32% for the same period in 2013. While the overall cost of funds decreased we experienced an increase of $71.5 million in the average balance of core deposits, as a result of the merger with Alpena, which serve as a low cost funding source for the Company.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Nine Months ended September 30, 2014
	Compared to
	Nine Months ended September 30, 2013
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$141	$(236)	$(95)
Investment securities	225	63	288
Other investments	98	(79)	19
Total interest-earning assets	464	(252)	212

Interest-bearing liabilities:
Savings Deposits	1	—	1
Money Market/NOW accounts	20	—	20
Certificates of Deposit	(27)	(42)	(69)
Deposits	(6)	(42)	(48)
Borrowed funds	(5,382)	5,328	(54)
Total interest-bearing liabilities	(5,388)	5,286	(102)

Change in net interest income	$5,852	$(5,538)	$314

Net Interest Income: Net interest income increased $314,000 to $5.4 million for the nine-month period ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, average interest-earning assets increased $26.0 million, or 13.2%, and average interest-bearing liabilities increased $8.9 million, or 5.3%, when compared to the same period in 2013. The yield on average interest-earning assets decreased to 3.88% for the nine months ended September 30, 2014 from 4.25% for the same period ended in 2013. The average cost of interest-bearing liabilities decreased to 0.60% from 0.71% for the nine month periods ended September 30, 2014 and September 30, 2013, respectively. The net interest margin decreased 23 basis points to 3.41% for the nine-month period ended September 30, 2014, from 3.64% for the same period in 2013.

Delinquent Loans and Nonperforming Assets: Nonperforming assets decreased $460,000 from December 31, 2013 to September 30, 2014 due primarily to the acquisition of non-performing assets in the merger with Alpena.

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as non-performing loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on non-accrual status and reported as past due or non-performing using the same criteria that is applied to the originated loan portfolio.

	September 30,	December 31,
	2014	2013
	(in thousands)
Originated Loans:
Total non-accrual loans	$785	$2,285

Accrual loans delinquent 90 days or more:
One- to four-family residential	—	24
Other real estate loans	—	—
Construction	—	—
Purchased Out-of-State	—	—
Commerical	—	—
Consumer & other	3	2
Total accrual loans delinquent 90 days or more	$3	$26

Total nonperforming loans (1)	788	2,311
Total real estate owned-residential mortgages (2)	275	285
Total real estate owned-Commercial (2)	1,652	472
Total real estate owned-Consumer & other repossessed assets (2)	916	1,023
Total nonperforming assets	$3,631	$4,091

Total nonperforming loans to loans receivable	0.48%	1.67%
Total nonperforming loans to total assets	0.25%	1.10%
Total nonperforming assets to total assets	1.16%	1.95%

(1) All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: The provision for loan losses was $273,000 for the nine-month period ended September 30, 2014 as compared to $372,000 for the comparable period in 2013. As discussed above in the discussion for the three-month period ended September 30, 2014, our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the nine-months ended September 30, 2014, we charged off $225,000 for a long term non-performing commercial credit. In addition, we experienced net charge-offs of approximately $74,000 on mortgage loans. As a result of the increased charge-offs we increased the reserve factors applied to the loan pools classified as substandard based on the inherent increased risk associated with those credits. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth our delinquent and non-accrual loans at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
At September 30, 2014
Originated Loans:	(in thousands)
Real estate loans:
Construction	$1,663	$—	$173
One - to four - family	64,497	—	576
Commercial Mortgages	45,697	—	10
Home equity lines of credit/ Junior liens	7,905	—	26
Commercial loans	12,578	—	—
Consumer loans	1,098	3	—

Total gross loans	$133,438	$3	$785
Less:
Net deferred loan fees	(266)	—	(6)
Allowance for loan losses	(1,464)	—	(206)
Total loans, net	$131,708	$3	$573

Acquired Loans:
Real estate loans:
Construction	$269	$—	$—
One - to four - family	6,861	225	308
Commercial Mortgages	17,170	—	976
Home equity lines of credit/ Junior liens	1,823	—	13
Commercial loans	5,288	—	202
Consumer loans	239	—	—

Total loans, net	$31,650	$225 #	$1,499

At December 31, 2013
Originated Loans:
Real estate loans:
Construction	$1,756
One - to four - family	62,256
Commercial Mortgages	51,726
Home equity lines of credit/Junior liens	8,730
Commercial loans	12,451
Consumer loans	1,165

Total gross loans	$138,084
Less:
Net deferred loan fees	(297)
Allowance for loan losses	(1,472)
Total loans, net	$136,315

Non-Interest Income: Non-interest income was $2.9 million for the nine-month period ended September 30, 2014, an increase of $1.5 million, or 113.0%, from the same period in 2013. Most notably, the nine-month results in 2014 reflect the bargain purchase gain of $1.8 million recorded as a result of the merger with Alpena. Partially offsetting this item are decreases of $137,000 in mortgage banking activities due to reduced refinance activity as compared to the prior year period, and $79,000 in service charges on deposit accounts when compared to the year earlier period in 2013.

Non-Interest Expense: Non-interest expense increased to $6.4 million for the nine months ended September 30, 2014 from $6.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 merger expenses increased $225,000 as we finalized the transaction with Alpena. In addition, we experienced increases of $77,000 in salaries and benefits, $40,000 in occupancy expenses and $107,000 in other expenses, primarily associated with the operating software used by the Company. Partially offsetting these increases were decreases of $128,000 in expenses related to troubled credits and real estate owned.

Income Taxes: The Company did not record any income tax expense for the nine months ended September 30, 2014 and 2013 due to the net operating loss carry forward that offsets any current tax liability. A valuation allowance of $2.5 million remains on our current deferred tax asset as of September 30, 2014.

Tax expense related to the gain recognized on the acquisition of Bank of Alpena was not recorded due to the valuation allowance associated with the Company’s deferred tax asset related to prior operational losses incurred. The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will fully expire in the year 2033.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20% of net deposits and short-term borrowings. Liquidity as of September 30, 2014 was $131.0 million, or 58.8%, compared to $53.4 million, or 42.4% at December 31, 2013. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The increase in the Company’s level of liquidity is a direct result of the acquisition of $65.7 million of cash and investments from Alpena in the Merger. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of September 30, 2014, the Bank had unused borrowing capacity totaling $36.1 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate, balloon and shorter-term fixed-rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2014 the Company originated $17.8 million in residential mortgage loans, of which $8.2 million were retained in portfolio while the remainder were sold in the secondary market or are being held for sale. This compares to $21.8 million in originations during the first nine months of 2013 of which $9.4 million were retained in portfolio. The Company also originated $11.8 million of commercial loans and $1.9 million of consumer loans in the first nine months of 2013 compared to $17.9 million of commercial loans and $1.4 million of consumer loans for the same period in 2013. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 48.6% and 45.9%, commercial loans 44.8% and 46.7% and consumer loans 6.7% and 7.4% at September 30, 2014 and December 31, 2013, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2014 deposits funded 82.9% of the Company’s total assets compared to 76.3% at December 31, 2013. Certificates of deposit scheduled to mature in less than one year at September 30, 2014 totaled $40.4 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2014 the Company had $21.8 million in FHLB advances. FHLB advances as a percentage of total assets were 7.0% at September 30, 2014 as compared to 11.8% at December 31, 2013. The Company has sufficient available collateral to obtain additional FHLB advances of $36.1 million as of September 30, 2014.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2014 was $30.0 million, or 9.6% of total assets, compared to $23.5 million, or 11.2% of total assets, at December 31, 2013 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The $6.5 million increase during the nine months ended September 30, 2014 was primarily due to the Merger with Alpena. We issued 842,965 of shares of common stock, valued at $4.7 million, in conjunction with the Merger. In addition, we experienced a decline in our Tier 1 (core) capital ratio as a result of the $102.4 million dollars of assets acquired from Alpena in the Merger.

The Bank is subject to certain capital-to-assets requirements in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at September 30, 2014.

The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2014:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to
adjusted assets)	$27,207	8.78%	$12,406	4.00%	$15,507	5.00%
Total risk-based capital ( to risk-
weighted assets)	$28,671	16.68%	$13,759	8.00%	$17,198	10.00%
Tier 1 risk-based capital ( to
risk weighted assets)	$27,207	15.83%	$6,879	4.00%	$10,319	6.00%
Tangible Capital ( to
tangible assets)	$27,207	8.78%	$4,652	1.50%	$6,203	2.00%

ITEM 3 - QUALITATIVE AND QUANTITIATIVE DISCLOSURES ABOUT MARKET RISK

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2014

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

Quarter Ended September 30, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 13, 2014

By:	/s/Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting
(Principal Financial and Accounting Officer)

Date: November 13, 2014

