Form 10-K
period 2014-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2015-03-30
CIK 1128227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐     NO  ☒

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐     NO  ☒

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

YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or nay amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     YES  ☐     NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2014 ($6.05 per share) was $15.4 million.

As of March 30, 2015, there were issued and outstanding 4,034,764 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2014 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the Year Ended December 31, 2014 (Part II).

PART I

ITEM 1.	BUSINESS

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

First Federal of Northern Michigan Bancorp, Inc.

First Federal of Northern Michigan Bancorp, Inc. is a Maryland corporation that owns all of the outstanding shares of common stock of First Federal of Northern Michigan. At December 31, 2014, we had consolidated assets of $325.8 million, deposits of $270.7 million and stockholders’ equity of $30.5 million. As of December 31, 2014, First Federal of Northern Michigan Bancorp, Inc. had 4,034,764 shares of common stock issued and outstanding. Our executive offices are located at 100 South Second Avenue, Alpena, Michigan 49707. Our phone number at that address is (800) 498-0013.

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

In August 2014 we completed our merger with Alpena Banking Corporation and its subsidiary Bank of Alpena, a Michigan chartered bank located in Alpena, Michigan.

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

Market Area and Competition

First Federal of Northern Michigan conducts operations through its main office in Alpena, Michigan, which is located in the northeastern lower peninsula of Michigan, and through its seven other branch offices in Michigan. According to the Michigan Senate, the population of Alpena County, from which the majority of our deposits are drawn, has decreased approximately 7.0% since 2000, and currently is approximately 30,000. The population of our primary market area, which includes Alpena County and seven surrounding counties, was estimated to be approximately 155,000 in 2013, a decrease of 1.1% from approximately 157,000 according to the 2010 census conducted by United States Census Bureau. Median household income for the counties which comprised our market area in 2013 ranged from approximately $33,200 to $50,900, which represented moderate increases from 2010 levels in most counties in our market area. Median household income for our entire market area was below the national level of $53,046 and below the Michigan level of $48,411 in all but one county in our market area, reflecting the largely rural nature of our market area and the absence of more densely populated urban and suburban areas. Household income levels are not expected to increase substantially in our market area in the near future. The unemployment rate in our primary market, Alpena County, was 6.4% for December 2014, and ranged from 6.4% to 12.0% across the rest of our primary market area, as compared to 6.7% nationally and 8.4% for Michigan (all numbers not seasonally adjusted).

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

As of December 31, 2014, First Federal of Northern Michigan was the only thrift institution headquartered in our market area. We encounter strong competition both in attracting deposits and in originating residential and commercial real estate and other loans. Our most direct competition for deposits has historically come from commercial banks, other savings institutions, and credit unions in our market area. Competition for loans comes from such financial institutions. We expect continued strong competition in the foreseeable future, including the “super-regional” banks currently in our markets, from internet banks, and from credit unions in many of our markets. We compete for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. We compete for real estate loans primarily on the basis of the interest rates and fees we charge and through advertising. Strong competition for deposits and loans may limit our ability to grow and may adversely affect our profitability in the future.

Lending Activities

General. The largest part of our loan portfolio is mortgage loans secured by one- to four-family residential real estate. In recent years, we have sold most of the fixed-rate conventional one- to four-family mortgage loans that we originate that have terms of 15 years or more. We retain the servicing on a majority of the mortgage loans that we sell. To a lesser extent, we also originate commercial loans, commercial real estate loans and consumer loans. At December 31, 2014, we had total loans of $165.3 million, of which $71.8 million, or 43.5%, were one- to four-family residential real estate mortgage loans, $63.6 million, or 38.5%, were commercial real estate loans, and $19.0 million, or 11.5%, were commercial loans. Other loans consisted primarily of home equity loans, which totaled $9.5 million, or 5.8%, of total loans, and other consumer loans which totaled $1.4 million, or 0.9% of total loans.

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

Generally, we make one- to four-family mortgage loans with loan-to-value ratios of up to 90%. However, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we may require the borrower to purchase private mortgage insurance. In 2005 we began making 80/20 loans and interest-only loans subject to Board-approved dollar limits to limit risk exposure. In late 2007 these products were eliminated; however, at December 31, 2014 approximately $315,000 of these products remained in our portfolio. We require fire and casualty insurance, flood insurance when applicable, as well as title insurance, on all properties securing real estate loans made by us.

Commercial Real Estate Lending. We originate commercial real estate loans. At December 31, 2014, we had a total of 265 loans secured primarily by commercial real estate properties, unimproved vacant land and, to a limited extent, multifamily properties. Our commercial real estate loans are secured by income-producing properties such as office buildings, retail buildings, restaurants and motels. A majority of our commercial real estate loans are secured by properties located in our primary market area, although at December 31, 2014 we had $2.3 million in commercial real estate loans located outside of Michigan. We have originated commercial construction loans that are originated as permanent loans but are interest-only during the initial construction period, which generally does not exceed nine months. At December 31, 2014, our commercial real estate loans, totaled $63.6 million, or 38.5% of our total loans, and had an average principal balance of approximately $239,000. The terms of each loan typically amortize over 15 years and have a three- or five-year balloon feature. An origination fee of 0.5% to 1.0% is generally charged on commercial real estate loans. We generally make commercial real estate loans up to 75% of the appraised value of the property securing the loan.

At December 31, 2014, our largest commercial real estate relationship consisted of two loans with a total principal balance of $4.0 million, which was performing according to its repayment terms as of December 31, 2014. This loan relationship is secured by two pieces of commercial real estate. Our largest single commercial real estate loan had an outstanding balance of $3.1 million, which was performing according to its repayment terms as of December 31, 2014.

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

Consumer and Other Loans. We originate a variety of consumer and other loans, including loans secured by savings accounts, new and used automobiles, mobile homes, boats, recreational vehicles, and other personal property. As of December 31, 2014, consumer and other loans totaled $10.9 million, or 6.6% of our total loan portfolio. At such date, $147,000, or 0.09% of our consumer loans, were unsecured. As of December 31, 2014, home equity loans totaled $9.5 million, or 5.8% of our total loan portfolio, and automobile loans totaled $630,000, or 0.4% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

Commercial Loans. At December 31, 2014, we had $19.0 million in commercial loans which amounted to 11.5% of total loans. We make commercial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial loan is our loans-to-one-borrower limit, which was $4.8 million at December 31, 2014. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.

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

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. If the cash flow from the business operation is reduced, the borrower’s ability to repay the loan may be impaired. This may be particularly true in the early years of the business operation when the risk of failure is greatest. Moreover, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2014, our largest commercial loan was a $2.2 million commercial term loan and was collateralized by equipment and inventory of a supermarket. At December 31, 2014, the outstanding balance was $1.5 million and the loan was performing according to its repayment terms.

Construction Loans. We originate construction loans to local home builders in our market area, generally with whom we have an established relationship, and to individuals engaged in the construction of their residences. We also originate loans for the construction of commercial buildings and, to a lesser extent, participate in construction loan projects originated by other lenders. Our construction loans totaled $2.2 million, or 1.3% of our total loan portfolio, at December 31, 2014.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Real estate loans:
Residential Mortgages:
1-4 Family Mortgages	$68,355	41.4%	$60,750	44.0%	$63,867	45.3%	$64,177	45.0%	$68,298	42.7%
Purchased Mortgage In-State	1,300	0.8%	1,506	1.2%	1,711	1.3%	1,924	1.3%	3,243	2.0%
1-4 Family Construction	2,173	1.3%	1,583	1.1%	962	0.7%	498	0.3%	156	0.1%
Home Equity/Junior Liens	9,502	5.7%	8,730	6.3%	10,409	7.4%	13,395	9.4%	16,547	10.3%
Nonresidential Mortgages:
Nonresidential	54,908	33.2%	41,090	29.8%	40,992	29.1%	44,020	30.9%	43,580	27.3%
Purchased Nonresidential In-State	4,993	3.0%	6,886	5.0%	4,553	3.2%	2,130	1.5%	4,232	2.6%
Purchased Nonresidential Out-of-State	2,262	1.4%	3,750	2.7%	6,882	4.9%	7,788	5.5%	9,928	6.2%
Nonresidential Construction	1,443	0.9%	—	0.0%	1,458	1.0%	91	0.1%	1,498	0.9%
Purchased Construction In-State	—	0.0%	—	0.0%	615	0.4%	—	0.0%	—	0.0%
Purchased Construction Out-of-State	—	0.0%	173	0.1%	173	0.1%	173	0.1%	1,772	1.1%
Non real estate loans:
Commercial Loans	17,361	10.5%	12,164	8.8%	7,769	5.5%	6,621	4.6%	7,382	4.6%
Purchased Commercial Loans In-State	1,639	1.0%	287	0.2%	333	0.2%	381	0.3%	1,466	0.9%
Consumer and other loans	1,403	0.8%	1,165	0.8%	1,258	0.9%	1,477	1.0%	2,118	1.3%

Total Loans	$165,339	100.00%	$138,084	100.00%	$140,982	100.00%	$142,675	100.00%	$160,220	100.00%

Other items:
Deferred loan origination costs	226		179		15		14		31
Deferred loan origination fees	(489)		(476)		(335)		(287)		(276)
Allowance for loan losses	(1,429)		(1,472)		(1,750)		(1,518)		(2,831)

Total loans, net	$163,647		$136,315		$138,912		$140,884		$157,144

Loan Portfolio Maturities and Yield. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment or maturity, and overdraft loans are reported as being due in one year or less.

			Purchased Mortgage		1-4 Family
	1-4 Family Mortgage		In-State		Construction
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

Due During the Years Ending December 31,
2015	$380	8.43%	$—	0.00%	$2,112	4.12%
2016	141	6.98%	—	0.00%	61	3.63%
2017	226	6.08%	—	0.00%	—	0.00%
2018 to 2019	2,483	5.79%	—	0.00%	—	0.00%
2020 to 2024	5,565	5.31%	—	0.00%	—	0.00%
2025 to 2029	25,750	4.44%	22	2.85%	—	0.00%
2030 and beyond	33,810	4.68%	1,278	2.56%	—	0.00%

Total	$68,355	4.71%	$1,300	2.56%	$2,173	4.10%

					Purchased Nonresidential
	Home Equity/Junior Liens		Nonresidential		In-State
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

Due During the Years Ending December 31,
2015	$118	5.27%	$5,379	6.74%	$20	7.48%
2016	337	6.50%	6,313	6.01%	785	4.66%
2017	505	5.52%	13,738	5.63%	1,370	4.75%
2018 to 2019	1,338	4.80%	14,631	5.50%	180	4.75%
2020 to 2024	4,389	5.73%	7,443	5.33%	1,697	4.75%
2025 to 2029	2,802	4.16%	2,854	5.11%	941	5.75%
2030 and beyond	13	5.25%	4,550	6.16%	—	0.00%

Total	$9,502	5.15%	$54,908	5.73%	$4,993	4.94%

	Purchased Nonresidential		Nonresidential
	Out-of-State		Construction		Commercial Loans
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

Due During the Years Ending December 31,
2015	$—	0.00%	$1,443	5.25%	$6,025	5.13%
2016	—	0.00%	—	0.00%	2,327	5.54%
2017	—	0.00%	—	0.00%	2,013	5.53%
2018 to 2019	—	0.00%	—	0.00%	4,055	5.13%
2020 to 2024	—	0.00%	—	0.00%	2,941	5.18%
2025 to 2029	—	0.00%	—	0.00%	—	0.00%
2030 and beyond	2,262	5.75%	—	0.00%	—	0.00%

Total	$2,262	5.75%	$1,443	5.25%	$17,361	5.24%

	Purchased Commercial		Consumer
	Loans In-State		& Other Loans		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

Due During the Years Ending December 31,
2015	$—	0.00%	$57	8.29%	$15,534	5.66%
2016	1,408	3.50%	153	8.33%	11,525	5.56%
2017	—	0.00%	512	6.63%	18,364	5.59%
2018 to 2019	231	4.75%	407	5.63%	23,325	5.42%
2020 to 2024	—	0.00%	233	5.19%	22,268	5.34%
2025 to 2029	—	0.00%	28	5.50%	32,397	4.51%
2030 and beyond	—	0.00%	13	18.00%	41,926	4.84%

Total	$1,639	3.68%	$1,403	6.44%	$165,339	5.13%

Fixed- and Adjustable-Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(dollars in thousands)

Residential Mortgages:
1-4 Family Mortgages	$38,808	$29,229	$68,037
Purchased Mortgage In-State	—	1,300	1,300
Home Equity/Junior Liens	3,049	6,335	9,384
Nonresidential Mortgages:
Nonresidential	33,839	15,690	49,529
Purchased Nonresidential In-State	3,246	1,726	4,972
Purchased Nonresidential Out-of-State	2,262	—	2,262
Non real estate loans:
Commercial Loans	8,770	2,566	11,336
Purchased Commerical Loans In-State	1,639	—	1,639
Consumer and other loans	1,121	225	1,346

Total Loans	$92,734	$57,071	$149,805

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

A commercial commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 15-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan. A title insurance policy is required on all real estate loans. At December 31, 2014, we had outstanding loan commitments of $24.2 million, including unfunded commitments under lines of credit and commercial and standby letters of credit.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment or subsequent sale of the related loan. At December 31, 2014, we had $263,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, we also generate other income through the sales and servicing of mortgage loans, late charges on loans, and fees and charges related to deposit accounts. We recognized fees and service charges of $807,000 and $857,000 for the years ended December 31, 2014 and 2013, respectively.

To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (ASC 860, “Transfers and Servicing”). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $710,000 were included on our balance sheet at December 31, 2014.

Origination, Purchase and Sale of Loans. The table below shows our loan originations, purchases, sales, and repayments of loans for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)

Loans receivable at beginning of period	$138,084	$140,982	$142,675
Loans acquired in merger	29,142	—	—

Originations:
Real estate:
Residential 1-4 family	25,250	28,776	52,387
Commercial and Multi-family	23,889	33,260	18,182
Consumer	2,306	1,639	2,040
Total originations	51,445	63,675	72,609

Loan purchases:
Commercial	2,000	2,844	6,538
Total loan purchases	2,000	2,844	6,538

Loan sales	(13,833)	(17,776)	(36,529)
Transfer of loans to foreclosed assets	(1,562)	(1,486)	(1,823)
Repayments	(39,937)	(50,155)	(42,488)

Total loans receivable at end of period	$165,339	$138,084	$140,982

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

When collateral, other than real estate, securing commercial and consumer loans is acquired as a result of delinquency or other reasons, it is classified as Other Repossessed Assets (“ORA”) and recorded at the lower of cost or fair market value until it is disposed.

When collateral is acquired or otherwise deemed REO/ORA, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated net realizable value. This write down is recorded against the allowance for loan losses. Periodic future valuations are performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2014, we held $2.0 million in properties that were classified REO and $860,000 in assets classified as ORA.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

		At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Non-Accrual Loans:
Residential Mortgage	$750	$651	$1,810	$2,420	$3,114
Commercial Mortgage	486	13	821	356	1,148
Purchased Mortgage Out-of-State	—	1,441	2,030	—	—
Construction	—	—	—	—	—
Purchased Construction Out-of-State	—	173	173	173	1,772
Commercial	77	—	—	—	—
Consumer and other	25	7	29	152	206

Total non-accrual loans (*)	$1,338	$2,285	$4,863	$3,101	$6,240

Accrual loans delinquent 90 days or more:
Residential Mortgage	312	24	61	238	282
Commercial Mortgage	—	—	—	—	82
Construction	—	—	—	—	—
Purchased Construction Out-of-State	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	3	2	6	—	2
Total accrual loans delinquent 90 days or more	$315	$26	$67	$238	$366

Total nonperforming loans (*)(1)	$1,653	$2,311	$4,930	$3,339	$6,606

Real Estate Owned and Other Repossessed Assets:
Residential Mortgage	356	285	957	1,086	494
Commercial Mortgage	391	472	309	1,015	2,304
Purchased Mortgage Out-of-State	1,216
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	860	1,023	1,121	1,307	20

Total real estate owned and other repossessed assets (2)	$2,823	$1,780	$2,387	$3,408	$2,818
Total nonperforming assets (*)	$4,476	$4,091	$7,317	$6,747	$9,424

Total nonperforming loans to total originated loans receivable	1.00%	1.67%	3.50%	2.37%	4.12%
Total nonperforming assets to total assets	1.37%	1.95%	3.42%	3.11%	4.37%

(*)	Totals include non-performing loans and assets acquired on August 8, 2014 with the merger.
(1)	All of our loans delinquent 90 days or more are classified as nonperforming.
(2)	Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure.
Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Nonperforming Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	( dollars in thousands)

At December 31, 2014
Residential Mortgages	11	$802	9	$847	20	$1,649
Commercial Mortgages	3	323	6	93	9	416
Purchased Out-of-State Commercial Mortgages	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Purchased Out-of-State Construction	—	—	—	—	—	—
Commercial	1	40	1	104	2	144
Consumer	1	4	4	42	5	46
Total	16	$1,169	20	$1,086	36	2,255

Loan Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
( dollars in thousands)
At December 31, 2013
Residential Mortgages	9	$393	5	$353	14	$746
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Commercial	1	20	—	—	1	20
Purchased In-State	—	—	—	—	—	—
Total	15	$993	8	$1,969	23	2,962

At December 31, 2012
Residential Mortgages	11	$796	10	$1,198	21	$1,994
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Total	13	$1,341	17	$1,672	30	3,013

At December 31, 2011
Residential Mortgages	16	$1,501	23	$1,969	39	$3,470
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Total	26	$1,928	30	$2,515	56	4,443

At December 31, 2010
Residential Mortgages	23	$2,056	34	$2,434	57	$4,490
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Purchased In-State	—	—	—	—	—	—
Total	37	$2,672	53	$5,197	90	7,869

Interest income that would have been recorded for the year ended December 31, 2014, had non-accruing loans been current according to their original terms amounted to $159,000. Interest of $4,000 was recognized on these impaired loans prior to placing them on non-accrual status, and is included in net income for the year ended December 31, 2014.

The following table displays the unpaid principal balance and number of loans classified as troubled debt restructurings, including those acquired in the merger with Bank of Alpena, as of the dates indicated:

	Troubled Debt Restructurings
	as of December 31,		as of December 31,		as of December 31,
	2014		2013		2012
	(dollars in thousands)

	Number of	Unpaid rincipal	Number of	Unpaid rincipal	Number of	Unpaid rincipal
	Contracts	Balance	Contracts	Balance	Contracts	Balance

Commercial - Construction	—	$—	1	$173	1	$173
Commercial Real Estate - Other	11	$2,624	6	$3,725	6	$3,872
Commercial - non real estate	2	$196	—	$—	—	$—
Residential	6	$520	2	$267	—	$—

Total	19	$3,340	9	$4,165	7	$4,045

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

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets at December 31, 2014, classified assets consisted of substandard assets of $6.7 million. There was one assets classified as doubtful and no assets classified as loss at December 31, 2014.

We classify our assets pursuant to criteria similar to the classification structure provided in the OCC regulations. The following table sets forth the aggregate amount of our internally classified assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Substandard assets	$5,896	$5,662	$13,008	$16,435	$15,974
Doubtful assets	9	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$5,905	$5,662	$13,008	$16,435	$15,974

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

We consider commercial and commercial real estate loans and construction loans to be riskier than the one- to four-family residential mortgage loans that we originate. Commercial and commercial real estate loans have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The increased risk characteristics associated with commercial real estate and land loans and construction loans are considered by management in the evaluation of the allowance for loan losses and generally result in a larger loss factor applied to these segments of the loan portfolio in developing an estimate of the required allowance for loan losses. We intend to increase our originations of commercial and commercial real estate loans, and we intend to retain these loans in our portfolio. Because these loans entail significant additional credit risks compared to one- to four-familyresidential mortgage loans, an increase in our origination (and retention in our portfolio) of these types of loans would, in the absence of other offsetting factors, require us to make additional provisions for loan losses.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the activity on our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Allowance at beginning of period	$1,472	$1,750	$1,518	$2,831	$3,660

(Charge-offs):
Real Estate:
Residential Mortgages	(177)	(464)	(840)	(1,119)	(258)
Nonresidential Real Estate:
Commercial Mortgages	(16)	(85)	(265)	(334)	(198)
Purchased In-State	—	—	—	—	—
Purchased Out-of-State	(225)	(589)	—	(93)	(314)
Construction	(12)	—	—	—	(751)
Purchased In-State	—	—	—	—	—
Purchased Out-of-State	—	—	—	—	(262)
Non Real Estate Loans:
Commercial	—	—	—	(6)	—
Consumer and other	(38)	(53)	(131)	(192)	(319)
Total charge offs	(468)	(1,191)	(1,236)	(1,744)	(2,102)

Recoveries:
Real Estate:
Residential Mortgages	55	120	65	25	2
Nonresidential Real Estate:
Commercial Mortgages	54	114	10	79	85
Construction	—	—	—	—	60
Non Real Estate Loans:
Commercial	2	—	—	1	—
Consumer and other	30	42	26	42	25
Total recoveries	141	276	101	147	172

Net (charge offs) recoveries	(327)	(915)	(1,135)	(1,597)	(1,930)
Provision for loan losses	284	637	1,367	284	1,101

Balance at end of year	$1,429	$1,472	$1,750	$1,518	$2,831

Ratios:
Net Charge-offs to average loans outstanding (annualized)	0.23%	0.64%	0.79%	1.02%	1.14%

Allowance for loan loss to non-performing loans at end of period	86.45%	63.70%	35.50%	45.46%	87.70%

Allowance for loan losses to total loans at end of period	1.05%	1.07%	1.24%	1.06%	1.98%

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

	At December 31
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
1 - 4 family residential	$860	45.3%	$773	44.0%	$894	45.3%
Purchased Mortgages In-State	9	1.0%	11	1.2%	12	1.3%
1 - 4 family construction	—	1.3%	—	1.1%	—	0.7%
Home Equity & Junior Liens	33	5.7%	62	6.3%	99	7.4%
Nonresidential Mortgages:
Nonresidential	307	28.7%	319	29.8%	453	29.1%
Purchased Nonresidential In-State	—	3.6%	—	5.0%	50	3.2%
Purchased Nonresidential Out-of-State	—	1.7%	125	2.7%	76	4.9%
Construction	8	1.1%	—	0.0%	57	1.0%
Purchased Construction In-State	—	0.0%	—	0.0%	—	0.4%
Purchased Construction Out-of-State	—	0.0%	48	0.1%	7	0.1%
Non Real Estate Loans:
Commercial	94	9.5%	63	8.8%	66	5.5%
Purchased Commercial In-State	—	1.2%	—	0.2%	3	0.2%
Consumer	19	0.9%	21	0.8%	33	0.9%
Unallocated	99	0.0%	50	0.0%	—	0.0%
Total	$1,429	100.0%	$1,472	100.0%	$1,750	100.0%

	At December 31
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Residential Mortgages:
One to four family residential	$858	45.0%	$519	42.7%
Purchased Mortgages In-State	12	1.3%	17	2.0%
1 - 4 family construction	—	0.3%	—	0.1%
Home Equity & Junior Liens	146	9.4%	228	10.3%
Nonresidential Mortgages:
Nonresidential	320	30.9%	967	27.3%
Purchased Nonresidential In-State	16	1.5%	94	2.6%
Purchased Nonresidential Out-of-State	57	5.5%	220	6.2%
Construction	3	0.1%	245	0.9%
Purchased Construction In-State	—	0.0%	—	0.0%
Purchased Construction Out-of-State	7	0.1%	290	1.1%
Non Real Estate Loans:
Commercial	50	4.6%	192	4.6%
Purchased Commercial In-State	3	0.3%	—	0.9%
Consumer	46	1.0%	59	1.3%
Total	$1,518	100.0%	$2,831	100.0%

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

Mortgage servicing involves the administration and collection of home loan payments. When we acquire mortgage servicing rights through the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2014, we were servicing mortgage loans sold to third parties totaling $125.4 million, and the mortgage servicing rights associated with such loans had a book value, net of valuation reserve, at such date of $710,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

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

On February 27, 2009, we sold the majority of the assets of ICA. We retained the residual income stream associated with the April 2008 sale of its wholesale Blue Cross/Blue Shield override business to the third party. The final installment of the residual revenue stream associated with this sale through FFNM Agency, the successor company to ICA, was received in April of 2014. As of December 31, 2014 this subsidiary has been dissolved.

See “Subsidiary Activity” for a further discussion of ICA and FFNM Agency.

Investment Activities

Our investment securities portfolio is comprised of U.S. Government, state agency and municipal obligations, and mortgage-backed securities, of which $120.0 million, or 99.3%, was classified as available-for-sale, and $790,000, or 0.1%, of the total portfolio was classified as held-to-maturity. At December 31, 2014, we had no investments in unrated securities. At December 31, 2014, $44.2 million, or 36.6% of our investment portfolio was scheduled to mature in less than five years, and $12.5 million, or 10.4%, of our investment portfolio was scheduled to mature in over five years. At December 31, 2014, $5.1 million, or 4.3% of our investment portfolio was scheduled to mature in less than one year.

At December 31, 2014, we held U.S. Government and state agency obligations and municipal obligations classified as available-for-sale, with a fair market value of $54.4 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

We invest in mortgage-backed securities in order to: generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Ginnie Mae and, to a lesser extent, Fannie Mae and Freddie Mac; supplement local loan originations; reduce interest rate risk exposure; and increase liquidity. Our mortgage-backed securities portfolio consists of pass-through certificates. At December 31, 2014, the fair market value of mortgage-backed securities totaled $64.0 million, or 53.0% of total investments. All of our pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Our policy is to hold mortgage-backed securities as available-for-sale.

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

ASC 320-10 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. As of December 31, 2014, all of our investment securities were designated as available for sale except for $790,000 in municipal bond investments designated as held to maturity.

At December 31, 2014 we had no investment in a single company or entity (other than an agency of the U.S. Government or U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Debt Securities:
U.S. Government and agency obligations	$31,221	$31,223	$7,111	$7,042	$9,181	$9,247

Municipal obligations	23,684	24,041	15,949	16,009	12,758	13,328

Corporate bonds and other obligations	1,549	1,561	1,085	1,097	1,135	1,150

Mortgage-backed securities:
Pass-through securities:
Fannie Mae	29,760	29,856	11,052	10,941	6,486	6,587
Freddie Mac	21,068	21,166	2,989	2,940	4,045	4,110
Ginnie Mae	12,820	13,025	14,667 #	14,722	18,370	18,911

Total debt securities	120,102	120,871	52,853	52,751	51,975	53,333

Marketable equity securities
Common stock	3	5	3	7	3	1

Total equity securities	3	5	3	7	3	1

Total investment securities	$120,105	$120,876	$52,856	$52,758	$51,978	$53,334

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2014
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(dollars in thousands)
Debt Securities:
U.S. Government and agency securities	$2,571	1.83%	$25,649	1.57%	$3,002	2.38%	$—	0.00%	$31,222	$31,223	1.67%

State agency and municipal obligations	994.03	2.45%	13,379	2.30%	7,939	2.99%	1,372	4.35%	23,684	24,041	2.65%

Corporate bonds and other obligations	1,549	6.06%	—	0.00%	—	0.00%	—	0.00%	1,549	1,561	6.06%

Mortgage-backed securities
Fannie Mae	—	0.00%	199	4.13%	12,088	2.69%	17,474	3.02%	29,761	29,856	2.90%
Freddie Mac	6	5.00%	3	1.63%	6,268	3.01%	14,791	3.19%	21,068	21,166	3.13%
Ginnie Mae	2	5.00%	26	3.13%	934	4.00%	11,858	3.16%	12,820	13,025	3.22%

Total debt securities	5,122		39,255		30,231		45,495		120,103	120,871

Marketable equity securities:
Common Stock	—	0.00%	—	0.00%	—	0.00%	2	0.00%	2	5	0.00%

Total investment securities	$5,122		$39,255		$30,231		$45,497		$120,105	$120,876

	At December 31, 2013
			More than One Year		More than Five Years
	One Year or Less		Through Five years		Through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(dollars in thousands)
Debt Securities:

U.S. Government and agency securities	$2,009	3.13%	$4,103	2.03%	$999	2.19%	$—	0.00%	$7,111	$7,042	2.36%

State agency and municipal obligations	2,871	4.68%	5,782	2.54%	5,761	2.17%	1,535	4.32%	15,949	16,009	2.96%

Corporate bonds and other obligations	—	0.00%	1,085	6.90%	—	0.00%	—	0.00%	1,085	1,097	6.90%

Mortgage-backed securities
Fannie Mae	—	0.00%	83	4.50%	10,969	2.49%	—	0.00%	11,052	10,941	2.50%
Freddie Mac	—	0.00%	4	1.63%	2,234	2.73%	751	0.00%	2,989	2,940	2.80%
Ginnie Mae	—	0.00%	44	3.39%	—	0.00%	14,623	3.40%	14,667	14,722	3.40%

Total debt securities	4,880		11,102		19,963		16,909		52,853	52,751

Marketable equity securities:
Common Stock	—	0.00%	—	0.00%	—	0.00%	3	0.00%	3	7	0.00%

Total investment securities	$4,880		$11,102		$19,963		$16,912		$52,856	$52,758

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

Deposits. We generate deposits primarily from our market area by offering a broad selection of deposit instruments including NOW accounts, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The rate of interest which we must pay is not established by regulatory authority. The asset/liability committee regularly evaluates our internal cost of funds, surveys rates offered by competing institutions, reviews the cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. We have sought to decrease the risk associated with changes in interest rates by offering competitive rates on some deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer maturities. We also attract non-interest bearing commercial deposit accounts from our commercial borrowers and offer a competitive non-deposit sweep product that is not insured by the FDIC. In recent periods, we generally have not obtained funds through brokers or through a solicitation of funds outside our market area. At December 31, 2014 we had $1.2 million in brokered deposits from CDAR’s and ICS sweep program. We offer a limited amount of certificates of deposit in excess of $100,000 which may have negotiated rates. Future liquidity needs are expected to be satisfied through the both the use of Federal Home Loan Bank borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate or as a means of managing our interest rate risk profile.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2014			2013			2012
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	Percent of Total	Interest Rate	Amount	Percent of Total	Interest Rate	Amount	Percent of Total	Interest Rate
	(dollars in thousands)

Non-interest-bearing	$56,032	20.71%	NA	$21,047	13.15%	NA	$21,067	13.30%	NA
NOW accounts	63,770	23.55%	0.33%	22,794	14.24%	0.21%	19,531	12.33%	0.21%
Passbook	29,846	11.02%	0.05%	22,037	13.77%	0.05%	19,867	12.55%	0.05%
Money market accounts	44,165	16.31%	0.14%	27,428	17.14%	0.22%	24,687	15.59%	0.22%

Time deposits that mature:
Less than 12 months	39,149	14.46%	0.68%	32,952	20.59%	0.85%	39,161	24.73%	1.08%
Within 12-36 months	22,853	8.44%	1.03%	24,273	15.17%	1.33%	28,701	18.13%	1.60%
Beyond 36 months	14,919	5.51%	1.85%	9,498	5.94%	2.10%	5,336	3.37%	2.21%
Jumbo	—	0.00%	0.00%	—	0.00%	0.00%	—	0.00%	0.00%

Total deposits	$270,734	100.00%	0.47%	$160,029	100.00%	0.68%	$158,350	100.00%	0.87%

Time Deposit Rates. The following table sets forth time deposits classified by rates as of the dates indicated (see Note 8 to our consolidated financial statements contained within Exhibit 13 for a more detailed breakdown by rate range):

	At December 31,
Rate	2014	2013	2012
	(dollars in thousands)
0.10 percent to 0.99 percent	$42,302	$40,259	$42,698
1.00 percent to 1.99 percent	27,362	17,715	15,962
2.00 percent to 2.99 percent	6,092	7,130	10,746
3.00 percent to 3.99 percent	1,050	1,486	3,398
4.00 percent to 4.99 percent	115	133	394
	$76,921	$66,723	$73,198

Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2014.

	Less Than	1 - Less than 2	2- Less than 3	3- Less than 5	5- Less and
Rate	One Year	Years	Years	Years	Greater	Total
	(dollars in thousands)
0.10 percent to 0.99 percent	$33,161	$8,214	$532	$395	$—	$42,302
1.00 percent to 1.99 percent	1,419	6,884	6,398	12,394	267	27,362
2.00 percent to 2.99 percent	4,022	696	47	323	1,004	6,092
3.00 percent to 3.99 percent	502	—	12	536	—	1,050
4.00 percent to 4.99 percent	45	17	53	—	—	115
	$39,149	$15,811	$7,042	$13,648	$1,271	$76,921

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $28.1 million. The following table sets forth the maturity of those certificates as of December 31, 2014.

Certificates of Deposit
Maturity Period	in excess of $100,000
(dollars in thousands)

Three months or less	$5,572
Three through six months	2,639
Six through twelve months	6,966
Over twelve months	12,970

Total	$28,147

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Indianapolis. At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $27.2 million, based upon pledged collateral. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at the dates and for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)

Balance at end of period	$22,885	$24,813	$26,358
Average balance during period	23,497	24,065	31,260
Maximum outstanding at any month end	25,236	25,313	35,600
Weighted average interest rate at end of period	1.17%	1.00%	1.46%
Average interest rate during period	1.12%	1.25%	1.88%

Subsidiary Activity

First Federal of Northern Michigan Bancorp, Inc.’s only direct subsidiary is First Federal of Northern Michigan.

First Federal of Northern Michigan’s wholly owned subsidiary, Financial Services & Mortgage Corporation has been consolidated in the financial statements with all inter-company balances and transactions being eliminated in consolidation.

Financial Services & Mortgage Corporation’s primary business is to lease, sell, develop and maintains real estate properties. For reporting purposes, Financial Services & Mortgage Corporation is included in our banking segment. As of December 31, 2014, First Federal of Northern Michigan’s investment in Financial Services & Mortgage Corporation was $92,000. Financial Services & Mortgage Corporation is not currently a party to any agreement that is material to First Federal of Northern Michigan Bancorp, Inc. on a consolidated basis.

FFNM Agency, Inc., collects the residual income stream associated with the April 2008 sale of the Company’s wholesale health insurance override business to a third party. FFNM Agency is the successor company to the InsuranCenter of Alpena (“ICA”). On February 27, 2009, we sold the majority of the assets of ICA. Due to the expiration of the residual income stream in April of 2014 this subsidiary was dissolved as of December 31, 2014.

Subsequent to December 31, 2014, First Federal of Northern Michigan formed another subsidiary, FFNM Financial Service, Inc. The principal business of FFNM Financial Services, Inc. is to collect commissions associated with a wealth management program that is offered by an independent investment consultant. The subsidiary formation was completed by January 31, 2015.

Personnel

As of December 31, 2014, First Federal of Northern Michigan had 83 full-time and 18 part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank believes its relationship with its employees to be good. First Federal of Northern Michigan Bancorp, Inc., FFNM Agency, Inc. and FSMC have no separate employees.

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

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

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

Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only the numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014, First Federal of Northern Michigan’s capital exceeded all applicable requirements. The following table sets forth the Bank’s capital position at December 31, 2014 and 2013, as compared to the minimum capital requirements.

	At December 31,
	2014		2013

		Percent		Percent
	Amount	of Assets	Amount	of Assets
	(dollars in thousands)
Equity capital	$29,731	9.2%	$22,701	10.9%

Tangible Capital Requirement:
Tangible capital level	27,662	8.5%	22,563	10.8%
Requirement	4,857	1.5%	3,137	1.5%
Excess	22,805	7.0%	19,426	9.3%

Core Capital Requirement:
Core capital level	27,662	8.5%	22,563	10.8%
Requirement	12,953	4.0%	8,366	4.0%
Excess	14,709	4.5%	14,197	6.8%

Risk-based Capital Requirement:
Risk-based capital level	29,091	16.9%	24,033	17.9%
Requirement	13,778	8.0%	10,748	8.0%
Excess	15,313	8.9%	13,285	9.9%

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, First Federal of Northern Michigan was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, First Federal of Northern Michigan is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal of Northern Michigan must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.

A savings bank that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2014, First Federal of Northern Michigan maintained approximately 67.4% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

Federal Insurance of Deposit Accounts. First Federal of Northern Michigan is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in First Federal of Northern Michigan are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Federal of Northern Michigan. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of First Federal of Northern Michigan does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prompt Corrective Action. The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplement other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications

The recently proposed rules that would increase regulatory capital requirements would adjust prompt corrective categories accordingly. See “- Capital Requirements” above.

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

Federal Home Loan Bank System. First Federal of Northern Michigan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, First Federal of Northern Michigan is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2014, First Federal of Northern Michigan was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk. The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage“ definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above). Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2014, First Federal of Northern Michigan was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of the Comptroller of the Currency.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

(i)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

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

Deferred Tax Asset Valuation. The Company records a valuation allowance against its deferred tax assets if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2014 the Company had a valuation allowance against its deferred tax assets of $3.1 million.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if First Federal of Northern Michigan failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should First Federal of Northern Michigan make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At December 31, 2014, First Federal of Northern Michigan’s total federal pre-1988 reserve was approximately $60,000. This reserve reflects the cumulative effects of federal tax deductions by First Federal of Northern Michigan for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, First Federal of Northern Michigan had a net operating loss of approximately $12.3 million which it may carry forward for federal income tax purposes until 2034.

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

As of December 31, 2014, First Federal of Northern Michigan owned its main office and all of its branch offices. The following is a list of our locations:

Main Office

100 South Second Avenue
Alpena, Michigan 49707

Branch Offices

468 North Ripley Boulevard	2885 South County Road #489
Alpena, Michigan 49707	Lewiston, Michigan 49756

6232 River Street	308 North Morenci
Alanson, Michigan 49706	Mio, Michigan 48647

101 South Main Street	201 North State Street
Cheboygan, Michigan 49721	Oscoda, Michigan 48750

1000 South Wisconsin
Gaylord, Michigan 49735

ITEM 3.	LEGAL PROCEEDINGS

We are periodically involved in claims and lawsuits that are incident to their business. At December 31, 2014, we are not involved in any claims or lawsuits material to their respective businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	First Federal of Northern Michigan Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “FFNM.”

As of March 27, 2015 there were 4,034,764 shares of First Federal of Northern Michigan Bancorp, Inc. common stock outstanding. At December 31, 2014, First Federal of Northern Michigan Bancorp, Inc. had approximately 600 stockholders of record. The remaining information required by this item is incorporated by reference to Exhibit 13, the Company’s Annual Report to Stockholders.

No equity securities were sold during the year ended December 31, 2014 that were not registered under the Securities Act.

(b)	Not Applicable

(c)	First Federal of Northern Michigan Bancorp, Inc. did not repurchase any of its equity securities during the quarter ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and VP – Director of Financial Reporting and Accounting, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and VP – Director of Financial Reporting and Accounting concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and in timely alerting them to material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective using these criteria.

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

(c)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over the financial reporting during the Company’s fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Michael W. Mahler	By:	/s/Eileen M. Budnick
	Michael W. Mahler, Director and		Eileen M. Budnick, VP- Director of Financial Reporting &
	Chief Executive Officer		Accounting, Treasurer & Corporate Secretary
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 30, 2015			Date: March 30, 2015

By:	/s/Martin A. Thomson	By:	/s/Thomas R. Townsend
	Martin A. Thomson, Chairman		Thomas R. Townsend, Director

Date: March 30, 2015			Date: March 30, 2015

By:	/s/GaryVanMassenhove	By:	/s/James E. Kraenzlein
	Gary VanMassenhove, Director		James E. Kraenzlein, Director

Date: March 30, 2015			Date: March 30, 2015

By:	/s/Timothy E. Fitzpatrick	By:	/s/Christopher B. McCoy
	Timothy E. Fitzpatrick, Director		Christopher B. McCoy, Director

Date: March 30, 2015			Date: March 30, 2015

By:	/s/Richard L. Crittenden	By:	/s/Eric G. Smith
	Richard L. Crittenden, Director		Eric G. Smith, Director

Date: March 30, 2015			Date: March 30, 2015

