Form 10-K/A
period 2014-12-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2015-04-16
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANANUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-31957

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0135202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 S. Second Avenue, Alpena, Michigan	49707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (989) 356-9041

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐    NO    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES    ☐    NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2014 ($6.05 per share) was $15.4 million.

As of March 30, 2015, there were 3,727,014 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Proxy Statement for the 2014 Annual Meeting of Stockholders (Parts I and III).

2.	Annual Report to Shareholders for the Year Ended December 31, 2014 (Part II).

Explanatory Note

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K of First Federal of Northern Michigan Bancorp, Inc. for the year ended December 31, 2014 (the “Original Filing”), filed with the Securities and Exchange Commission on March 30, 2015. The sole purpose of filing this Amendment No. 1 is to replace the Selected Financial Data table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 7 is being re-filed in its entirety in this Amendment No. 1 pursuant to Securities Exchange Act Rule 12b-15. No other changes have been made to Item 7 or to the Original Filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Selected Consolidated Financial and Other Data of the Company

Set forth below are selected financial and other data of First Federal of Northern Michigan Bancorp, Inc. (the “Company”). This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto presented elsewhere in this Annual Report. The information at and for the years ended December 31, 2014 and December 31, 2013 is derived in part from the audited consolidated financial statements of the Company that appear in this Annual Report. The information at and for the years ended December 31, 2012, 2011, and 2010 is derived in part from audited consolidated financial statements that do not appear in this Annual Report.

Financial condition data:	2014	2013	2012	2011	2010
	(In thousands)
Total assets	$325,867	$209,657	$213,834	$217,045	$215,733
Loans receivable, net	163,647	136,315	138,912	140,884	157,144
Loans held for sale	88	175	79	—	—
Investment securities	120,758	52,613	53,109	55,484	37,821
Cash and cash equivalents	11,254	2,766	2,752	2,749	1,963
Deposits	270,734	160,029	158,350	150,649	155,466
FHLB advances	22,885	24,813	26,358	34,500	29,000
Repo Sweep agreements	—	—	3,183	5,592	6,172
Stockholders' equity	30,536	23,525	24,435	24,568	23,236

	For the Years Ended December 31,
Operating data:	2014	2013	2012	2011	2010
	(In thousands)
Interest income	$9,100	$8,319	$9,243	$10,390	$11,447
Interest expense	1,082	1,150	1,654	2,262	3,447
Net interest income	8,018	7,169	7,589	8,128	8,000
Provision for loan losses	284	637	1,367	284	1,101

Net interest income after provision for loan losses	7,734	6,532	6,222	7,844	6,899
Other income (loss):
Service charges and fees	807	857	760	730	804
Mortgage banking activities	472	585	1,243	969	1,438
Net gain on sale of investment securities	(4)	—	47	—	546
Gain (loss) on sale of real estate	(76)	3	(3)	(51)	(43)
Bargain purchase gain	1,982	—	—	—	—
Other non-interest income	180	194	80	126	301
Insurance & brokerage commissions	117	126	149	158	159

Total other income	3,478	1,765	2,276	1,932	3,205
Other expenses	8,963	8,242	8,712	9,034	9,866

Income (loss) before income tax expense (benefit)	2,249	55	(214)	742	238
Income tax expense	—	—	—	—	—
Net income (loss)	$2,249	$55	$(214)	$742	$238

	For the Years Ended December 31,
Performance Ratios:	2014	2013	2012	2011	2010

Return on average assets	0.87%	0.03%	-0.10%	0.34%	0.10%
Return on average equity	8.42%	0.22%	-0.85%	3.07%	0.99%
Average interest rate spread	3.18%	3.54%	3.65%	3.88%	3.60%
Dividend payout ratio	11.01%	105.35%	0.00%	0.00%	0.00%
Dividends per share	$0.08	$0.02	$0.00	$0.00	$0.00
Net interest margin	3.31%	3.64%	3.78%	4.02%	3.78%
Efficiency ratio (Bank)	78.24%	98.00%	101.55%	90.06%	102.76%
Texas ratio (Bank)	17.10%	17.02%	30.83%	28.28%	39.66%
Non-interest expense to average total assets	3.36%	3.78%	3.94%	4.14%	4.33%
Average interest-earning assets to average interest-bearing liabilities	128.81%	118.10%	115.88%	112.59%	111.20%

	At December 31,
Asset Quality Ratios:	2014	2013	2012	2011	2010

Non-performing assets to total assets	1.52%	1.95%	3.42%	3.11%	4.37%
Non-performing loans to total loans	1.30%	1.68%	3.50%	2.34%	4.13%
Allowance for loan losses to nonperforming loans	66.82%	63.65%	35.50%	45.47%	42.85%
Allowance for loan losses to total loans	0.86%	1.07%	1.24%	1.07%	1.77%

Capital Ratios:

Equity to total assets at end of period	9.37%	11.22%	11.43%	11.32%	10.77%
Average equity to average assets	10.27%	11.43%	11.63%	11.06%	10.47%
Risk-based capital ratio (Bank only)	16.89%	17.89%	17.36%	17.20%	15.57%

Other Data:
Number of full service offices	8	8	8	8	8

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Federal of Northern Michigan (the “Bank”), the Company’s principal operating subsidiary, is a full-service, community-oriented savings bank whose primary lending activity is the origination of one- to four-family residential real estate mortgages, commercial real estate loans, commercial loans, and consumer loans. As of December 31, 2014, $71.8 million, or 43.5%, of our total loan portfolio consisted of one- to four-family residential real estate loans, $63.6 million, or 38.5%, and $19.0 million, or 11.5%, of our total loan portfolio consisted of commercial mortgage loans and commercial loans, respectively, and $10.9 million, or 6.6%, of our total loan portfolio consisted of consumer and other loans. In recent years, commercial mortgage loans and commercial loans have grown as a percentage of our loan portfolio for three reasons. First, we have increased our emphasis on originating these loans, which generally have higher interest rates compared to one- to four-family residential real estate loans. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk. Finally, most of our one- to four-family residential mortgage loan customers prefer fixed-rate loans in the low interest rate environment that has prevailed over the last several years. In spite of the fact of selling a majority of the fixed-rate one- to four-family residential mortgage loans that we originate, one- to four-family residential real estate loans have increased as a percentage of our total loan portfolio.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we receive on our interest-earning assets, such as loans and securities, and the interest expense we pay on our deposits and borrowings. Our results of operations are also affected by non-interest income and non-interest expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking fees, service charges, insurance commissions, mortgage banking activities and security transactions. Our non-interest expense consists primarily of salaries and employee benefits, FDIC insurance premiums, occupancy and office expenses, advertising and promotion expense, data processing expenses and expenses related to troubled credits and repossessed properties.

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

Business Strategy

Operating as a Community Savings Bank. We are committed to meeting the financial needs of the communities in which we operate. Our branch network of eight offices enhances our ability to serve these communities. We provide a broad range of individualized consumer and business financial services. We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries. Our ability to provide these services is enhanced by the experience of our senior management, which has an average of 26 years experience in the financial services industry.

In August 2014, we consummated our merger with Bank of Alpena, (“Alpena”), resulting in an increase to stockholders equity of $7.0 million during 2014.

Restoring our Balance Sheet. Beginning in 2001, we began to increase our originations of commercial real estate and commercial loans, resulting in significant organic loan growth in the years from 2004 through 2006. In contrast, beginning in 2008, due to severely deteriorating economic conditions we began to see a decline in loan balances and an increase in charge-offs, which decreased our asset base. As a result of our merger with Bank of Alpena, our total assets grew to $325.6 million as of December 31, 2014. Total loans increased $27.3 million, or 19.7% to $165.3 million as of December 31, 2014 from $138.1 million as of December 31, 2013. We are seeing signs of economic recovery in our markets and have devoted staff and resources to allow for continued growth of our balance sheet in 2015 and beyond.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increasing Our Share of Lower-Cost Deposits. In past years our cost of funds has been relatively high as we accepted higher-cost long-term certificates of deposit to fund our long-term assets such as one- to four-family residential mortgage loans. As we have increased our origination of shorter-term commercial real estate and commercial loans, most of which are originated with adjustable interest rates, we have decreased our need for higher-cost long-term certificates of deposit. We intend to continue to lower our cost of funds by increasing our share of lower-cost deposit products in the form of savings, checking and money market deposits. We typically are not a market leader in deposit rates, although from time-to-time we do offer higher rates as liquidity needs dictate. We also intend to continue to market our non-interest-bearing checking accounts in conjunction with our focus on commercial business lending. We grew the average balance of core deposits, non-maturity deposit accounts, by $78.7 million in 2014. This growth is attributed to the merger and implementing a sales calling program, in which we target area businesses and municipalities to gain core deposit relationships and a reclassification of funds previously maintained in non-core deposit products.

Maintaining High Asset Quality and Capital Strength. We are committed to conservative loan underwriting standards and procedures, and we primarily originate loans secured by real estate. As a result, we have historically experienced low levels of late payments and losses on loans. However, during the economic recession of recent years, we saw delinquency trends increase despite our conservative underwriting practices due to declining economic conditions and increasing unemployment in our market area. In 2014 we saw an improvement in delinquency patterns as evidenced by improvements in our asset quality ratios: at December 31, 2014, our ratio of non-performing assets to total assets was 1.03% as compared to 1.95% at December 31, 2013. We continue to maintain a strong capital base. At December 31, 2014, our total risk-based capital ratio was 16.9%, a decrease from 17.9% at December 31, 2013 and well in excess of the regulatory requirements to be categorized as “well capitalized.”

Managing Our Interest Rate Risk Exposure by Selling Fixed-Rate Residential Real Estate Loans. Historically, most borrowers have preferred long-term, fixed-rate residential real estate loans when, as now, market interest rates are at relatively low levels. These loans expose us to interest rate risk because our liabilities, consisting primarily of deposits, have relatively short maturities. In order to better match the maturities of our loan portfolio to the maturities of our deposits in the current low interest rate environment, we sell substantially all of the fixed-rate, one- to four-family residential real estate loans with maturities of 15 years or more that we have originated since 2002. Beginning in late 2012 we began placing certain 15 year fixed residential real estate loans into our portfolio in an effort to rebuild our balance sheet and increase net interest income, however we continue to sell most loans with terms longer than 15 years into the secondary market to minimize interest rate risk.

Comparison of Financial Condition at December 31, 2014 and 2013

Total assets increased $116.0 million, or 55.3%, to $325.6 million at December 31, 2014 from $209.7 million at December 31, 2013. Net loans increased $27.3 million, or 20.1% to $163.6 million at December 31, 2014 from $136.3 million at December 31, 2013. Mortgage loan originations decreased $3.5 million to $25.3 million in 2014 from $28.8 million in 2013. During that time period, our mortgage loan portfolio increased $8.0 million to $71.8 million at December 31, 2014 from $63.8 million as of December 31, 2013, as a result of loans acquired in the merger. The commercial loan portfolio increased 28.4% to $82.6 million at December 31, 2014 from $64.4 million at December 31, 2013. Cash and cash equivalents increased $8.5 million to $11.3 million at December 31, 2014 from $2.8 million at December 31, 2013. Deposits held at other financial institutions increased $8.4 million as a result of investing in certificates of deposit with the cash acquired in the merger. Investment securities increased $68.1 million, or 129.5%, to $120.8 million at December 31, 2014 from $52.6 million at December 31, 2013.

Deposits increased $110.7 million, or 69.2%, to $270.7 million at December 31, 2014 from $160.0 million at December 31, 2013. This increase was due in large part to $95.8 million in deposits acquired in the merger, of which $29.4 million was placed in our interest bearing commercial checking and $33.0 million in our non-interest-bearing commercial checking accounts. Our focus in 2014 continued to be on building deposit relationships rather than attracting higher-cost non-core certificate of deposit accounts. Borrowings, consisting primarily of FHLB advances, decreased $1.9 million, or 7.8%, to $22.9 million at December 31, 2014 from $24.8 million at December 31, 2013 as we replaced borrowings with deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity increased $7.0 million, or 29.8%, to $30.5 million at December 31, 2014 from $23.5 million at December 31, 2013. The increase was mainly a result of the $7.1 million in equity acquired from Bank of Alpena in the merger, $2.2 million in net income for the year, and an increase of $591,000 in net unrealized gain on investment securities, with dividends paid of $247,000 partially offsetting these increases.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income increased to $2.2 million for the year ended December 31, 2014 from $55,000 for the year ended December 31, 2013. Net interest income before provision for loan losses increased $849,000 to $8.0 million in 2014 from $7.2 million in 2013, due in large part to the increase in interest earning assets for the year. The provision for loan losses was $353,000 lower in 2014 than in 2013, resulting in net interest income after provision for loan losses being $1.2 million higher in 2014 than in 2013. Non-interest income was $1.7 million higher in 2014 than in 2013, and non-interest expense was $721,000 higher in 2014 than in 2013.

Interest Income. Interest income increased $781,000, or 9.4%, to $9.1 million for the year ended December 31, 2014 from $8.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in the average balance of our interest earning assets of $45.5 million, or 23.1%, year over year. The average balance of our one- to four-family residential mortgage loans increased $1.8 million, or 2.7%, to $67.1 million for the year ended December 31, 2014 from $65.3 million for the year ended December 31, 2013, while the average yield on such loans decreased to 4.67% from 5.11%. The average balance of our non-mortgage loans, principally commercial loans and consumer loans, increased $7.4 million, or 9.9%, to $82.2 million for the twelve months ended December 31, 2014 from $74.8 million for the twelve months ended December 31, 2013. The average yield on our commercial loans decreased five basis points and the average yield on our consumer loans decreased 18 basis points from 2013 to 2014. The average balance of our investment securities, excluding mortgage-backed securities, increased $15.8 million, or 70.5%, to $38.2 million for the year ended December 31, 2014 from $22.4 million for the year ended December 31, 2013, while the average yield on these investments decreased to 2.00% from 2.24%. In addition, the average balance of our mortgage-backed securities increased $11.2 million, or 38.0%, to $40.8 million for the year ended December 31, 2014 from $29.5 million for the year ended December 31, 2013, with an average yield increase of 25 basis points to 1.88% from 1.63%.

Interest Expense. Interest expense decreased to $1.1 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013, due primarily to a $26.1 million, or 38.2%, increase in the average balance of lower costing core deposits accounts year over year. The average balance of interest-bearing deposits increased $26.1 million from 2014 to 2013, while the average cost of those deposits decreased nine basis points to 0.51% for 2014 from 0.60% for 2013, reflecting a continued decline in market interest rates during 2014. The average balance of FHLB borrowings decreased $646,000 from 2014 to 2013 while the cost of those borrowings decreased to 1.11% from 1.92% year over year as we were able to pay off high-cost maturing advances with deposits or replace them with lower-cost advances due to the rate environment. The average balance of REPO Sweep accounts decreased $4.0 million, or 100.0% year over year, as a result of the discontinuation of this product as of December 31, 2013.

Net Interest Income. Net interest income increased to $8.0 million for the year ended December 31, 2014 from $7.2 million for the year ended December 31, 2013. The increase was primarily due to an increase of $45.5 million in the average balance of our interest earning assets. While the average balance increased we experienced a decrease of 36 basis points in our average interest rate spread to 3.18% for the year ended December 31, 2014 from 3.54% for the year ended December 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $284,000 for the year ended December 31, 2014 compared to $637,000 for the year ended December 31, 2013. We had net charge-offs of $362,000 and $915,000 during 2014 and 2013, respectively. Included in our net charge-offs for 2013 is a partial charge-off of $589,000, related to a single loan that became troubled at the end of 2012. Our provision is based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors. For 2014, the provision was significantly lower than 2013 due to the following factors: our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. As our charge-off history on commercial loans improved in 2014 as compared to recent prior years, lower loss factors were applied to those pools of loans to establish an adequate reserve. In addition, asset quality metrics improved in 2014. In contrast, in 2013, the Company charged off $915,000 in loans, including $344,000 of residential mortgage loans which required a comparatively higher provision than the current year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income. Non-interest income increased to $3.5 million for the year ended December 31, 2014 from $1.8 million for the year ended December 31, 2013. The 2014 results reflect a bargain purchase gain of $2.0 million related to the acquisition that closed in August 2014. This increase was partially offset by decreases of $113,000 in mortgage banking activities and a loss on sale of real estate owned and other repossessed assets of $79,000 which was recorded in 2014. In 2014 we retained in our portfolio approximately $11.4 million of 10- and 15-year fixed residential mortgages in our portfolio, rather than selling them, which reduced mortgage banking activities income. Non-interest income is detailed in the table presented below:

	For years ended December 31,
			Change from
			2014 to
	2014	2013	2013
	(dollars in thousands)
Service charges and other fees	$807	857	(5.83%)
Net gain on sale of investments	(4)	—	0.00%
Net gain on sale of loans	206	235	(12.34%)
Net gain/(loss) on sale of real estate owned and other repossessed assets	(76)	3	2,633.33%
Loan servcing fees	266	350	(24.00%)
Insurance and brokerage commissions	117	126	(7.14%)
Bargain purchase gain	1,982	—	0.00%
Other	180	194	(7.22%)
	$3,478	1,765	97.05%

Non-Interest Expense. Non-interest expense increased to $9.0 million for the year ended December 31, 2014 from $8.2 million for the year ended December 31, 2013. The year over year increase related primarily to increases in compensation and employee benefits of $307,000, occupancy of $121,000, and merger related expenses of $183,000. These increases were partially offset by a decrease in collection loan activity expenses of $85,000 for 2014. Non-interest expense is detail in the table presented below:

	For years ended December 31,
			Change from
			2014 to
	2014	2013	2013
	(dollars in thousands)
Compensation and employee benefits	$4,961	4,654	6.60%
FDIC premiums	207	184	12.50%
Amortization of intangible assets	145	119	21.85%
Advertising	183	130	40.77%
Occupancy and equipment	1,032	911	13.28%
Data processing service bureau	345	301	14.62%
Professional fees	393	427	(7.96%)
Collection activity	68	153	(55.56%)
Real estate and other repossessed assets	272	245	11.02%
Merger related expenses	266	83	220.48%
Other	1,091	1,035	5.41%
	$8,963	8,242	8.75%

Income Taxes. The Company had no federal income expense for 2014 and 2013 as a result of the valuation allowance against the Company’s deferred tax assets. See Critical Accounting Policies section for discussion on valuation of deferred tax assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheet. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

						Average Consolidated Statements of Condition			Average Consolidated Statements of Condition
	As of December 31, 2014		For Years Ended December 31, 2014			For Years Ended December 31, 2013			For Years Ended December 31, 2012
					Average			Average			Average
		Yield /	Average		Yield /	Average		Yield /	Average		Yield /
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(In thousands)			(In thousands)			(In thousands)
Interest-earning assets:
Mortgage loans			$67,057	$3,133		$65,297	$3,338		$67,151	$3,708
Non-mortgage loans			82,232	4,260		74,813	3,865		75,640	4,220
Loans	163,735	4.80%	149,289	7,393	4.95%	140,110	7,203	5.14%	142,791	7,928	5.55%
Mortgage-backed securities	63,648	2.65%	40,760	767	1.89%	29,540	480	1.63%	29,002	621	2.14%
Other Investment securities	57,110	1.60%	39,656	766	1.93%	22,401	502	2.24%	24,352	566	2.32%
Investment securities	120,758	2.16%	80,416	1,533	1.91%	51,941	982	1.89%	53,354	1,187	2.22%
Other investments	19,683	0.71%	12,632	174	1.39%	4,759	134	2.83%	4,412	128	2.90%
Total interest-earning assets	304,176	3.47%	242,337	9,100	3.76%	196,810	8,319	4.23%	200,557	9,243	4.62%

Non interest-earning assets	21,691		56,314			16,261			16,544
Total Assets	$325,867		$298,651			$213,071			$217,101

Interest-bearing liabilities:
Savings Deposits	29,846	0.05%	$26,279	13	0.06%	$21,630	11	0.06%	$18,784	9	0.06%
Money market/NOW accounts	107,935	0.27%	68,206	141	0.21%	46,765	97	0.21%	43,634	94	0.21%
Certificates of deposit	76,921	1.00%	70,228	664	0.95%	70,217	718	1.02%	74,966	931	1.24%
Total interest-bearing deposits	214,702	0.50%	164,713	818	0.51%	138,612	826	0.61%	137,384	1,034	0.75%
Borrowed funds	22,885	1.17%	23,422	264	1.11%	28,035	324	1.14%	35,694	620	1.74%
Total interest-bearing liabilities	237,587	0.57%	188,135	1,082	0.58%	166,647	1,150	0.69%	173,078	1,654	0.96%

Non interest-bearing liabilities	57,744		82,204			22,043			18,729

Total liabilities	295,331		270,339			188,690			191,807
Stockholders' equity	30,536		28,312			24,381			25,294

Total liabilities & stockholders' equity	$325,867		$298,651			$213,071			$217,101

Net interest income				$8,018			$7,169			$7,589

Interest rate spread		2.90%			3.18%			3.54%			3.66%

Net interest-earning assets			$54,202			$30,163			$27,479

Net interest margin (1)		3.02%			3.30%			3.64%			3.80%

Average interest-earning assets to average interest-bearing liabilities					128.81%			118.10%			115.88%

(1) Net interest margin represents net interest income divided by the interest-earning assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Year ended December 31, 2014 Compared to Year ended December 31, 2013 Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$483	$(293)	$190
Investment securities	542	9	$551
Other investments	147	(107)	$40

Total interest-earning assets	1,172	(391)	781

Interest-bearing liabilities:
Savings Deposits	2	—	2
Money Market/NOW accounts	44	(1)	43
Certificates of Deposit	—	(53)	(53)
Deposits	46	(54)	(8)
Borrowed funds	(51)	(9)	(60)

Total interest-bearing liabilities	(5)	(63)	(68)

Change in net interest income	$1,177	$(328)	$849

	Year ended December 31, 2013 Compared to Year ended December 31, 2012 Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$(154)	$(571)	$(725)
Investment securities	(33)	(172)	$(205)
Other investments	10	(4)	$6

Total interest-earning assets	(177)	(747)	(924)

Interest-bearing liabilities:
Savings Deposits	—	2	2
Money Market/NOW accounts	6	(3)	3
Certificates of Deposit	(66)	(147)	(213)
Deposits	(60)	(148)	(208)
Borrowed funds	(210)	(86)	(296)

Total interest-bearing liabilities	(270)	(234)	(504)

Change in net interest income	$93	$(513)	$(420)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management of Interest Rate Risk

Qualitative Analysis. Our most significant form of market risk is interest rate risk. The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy, and then manage that risk in a manner that is consistent with our policy to reduce the exposure of our net interest income to changes in market interest rates. First Federal of Northern Michigan’s asset/liability management committee (“ALCO”), which consists of senior management and one member of the board of directors, evaluates the interest rate risk inherent in our assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit-taking strategies accordingly. The Board of Directors reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing and deposit-taking activities. Generally, our loans, which represent the significant majority of our assets, have longer-terms to maturity than our deposits, which represent the significant majority of our liabilities. As of December 31, 2014, $124.5 million, or 91.4% of our loan portfolio, consisted of loans that mature or reprice after December 31, 2015. In contrast, as of December 31, 2014, $39.1 million, or 50.9% of our time deposits as of that date, consisted of deposits that mature or reprice in less than one year.

In an effort to manage interest rate risk, we have increased our focus on the origination and retention in our portfolio of adjustable-rate residential mortgage loans. In addition, we have increased the origination and retention in our portfolio of commercial real estate and commercial loans, since most of these loans are originated with adjustable interest rates. In the current low interest rate environment, we generally have sold all of the fixed-rate, longer-term (15 years or more) residential mortgage loans that we originate on a servicing-retained basis. In 2014, we determined to retain in portfolio $11.4 million of 10- and 15-year fixed rate residential mortgage loans. Finally, we have primarily invested in short- and medium-term securities and have maintained high levels of liquid assets, such as cash and cash equivalents. Shortening the average maturity of our interest-earning assets through these strategies helps us to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Maintaining high levels of liquid assets also permits us to invest in higher-yielding securities and loans when market interest rates increase. However, these strategies can be expected to adversely affect net interest income if long-term interest rates remain at low levels. As long-term interest rates rise, as we expect will happen, we will reduce our mortgage-banking operations, and will retain in our portfolio a larger percentage of the one- to four-family loans that we originate.

Quantitative Analysis. The Company uses two primary measurement techniques to identify and manage its interest rate risk:

•	Net Interest Income (NII) simulation

•	Economic Value of Equity (EVE)

Net Interest Income Simulation Model: The Company uses a NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management’s projections of the future volume and pricing of each of the product lines offered by the Company as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Company’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over a 24-month horizon assuming a -100bp, 100bp, 200bp, 300bp and 400bp parallel ramped decrease or increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25% is currently set at a level that would be negative in parallel ramped decrease scenarios, therefore those scenarios were omitted from the interest rate risk analysis at December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2014, the Company’s interest rate risk profile reflects a neutral position. The following table shows the Company’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31, 2014.

Dynamic Balance Sheet - RAMP

Rate Changes:	0 BP	- 100 BP	+ 100 BP	+ 200 BP	+ 300 BP	+ 400 BP
$ Change in NII	$18,428	$17,873	$19,003	$19,333	$19,623	$19,797
% Change in NII		-3.01%	3.12%	4.91%	6.49%	7.43%
Policy Limits		+/-5%	+/-5%	+/-10%	+/-15%	+/-20%

The 24-months net interest income at risk reported as of December 31, 2014 for all scenarios presented shows that the Company’s overall risk to changes in interest rates is low. Given that the duration of our assets is longer than that of our liabilities, the scenarios shown illustrate that a rising rate environment has a neutral to slightly positive impact on our net interest income. The impact illustrated is well within Board set limits.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions management may undertake in response to changes in interest rates. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. As a means of validation and testing of our assumptions a back test is performed annually to compare actual results to the predicted results.

Economic Value of Equity: The Company also uses EVE as a measurement tool in managing interest rate risk. Whereas the net interest income simulation model highlights exposure over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios. The following table shows the Company’s EVE sensitivity profile as of December 31, 2014.

Rate Changes:	0 BP	+ 100 BP	+200 BP	+300 BP	+400 BP
$ Change in Equity	$51,821	$54,565	$56,505	$58,027	$59,352
% Change in Equity		5.30%	9.04%	11.98%	14.53%
Policy Limits		+/-10%	+/-15%	+/-20%	+/-25%

The EVE at risk profile shows slight to moderate asset sensitivity from market rate increases.

Cash Flows

Cash flows provided by operations were $1.7 million for 2014 compared to $2.0 million for 2013. Cash flows used for investing activities were $5.8 million in 2014 as compared to cash flows provided by investing activities of $1.1 million in 2013. The change year over year was due in large part to the purchase of available-for-sale securities as a result of increased cash on hand following the merger. Cash provided by financing activities was $12.8 million in 2014 as compared to cash used in financing activities of $3.1 million in 2013, due primarily to the increased growth of deposits, subsequent to the merger, and the continued decrease in our outstanding Federal Home Loan Bank (FHLB) advances year over year in 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity represents the amount of our assets that can be quickly and easily converted into cash without significant loss. Our most liquid assets are cash, short-term U.S. Government securities and U.S. Government agency or government-sponsored enterprise securities. We are required to maintain sufficient levels of liquidity as defined by the Office of the Comptroller of the Currency regulations. Current regulations require that we maintain sufficient liquidity to ensure our safe and sound operation. Our current objective is to maintain liquid assets equal to at least 20% of total deposits and Federal Home Loan Bank borrowings due in one year or less. Liquidity as of December 31, 2014 was $146.5 million, or 62.9% of total deposits and Federal Home Loan Bank borrowings due in one year or less, compared to $53.4 million, or 42.4% of this amount at December 31, 2013. The levels of liquidity are dependent on our operating, financing, lending and investing activities during any given period. Our calculation of liquidity includes additional borrowing capacity available with the Federal Home Loan Bank. As of December 31, 2014, we had unused borrowing capacity of $33.5 million.

We currently retain in our portfolio all adjustable-rate residential mortgage loans, short-term balloon mortgage loans and fixed-rate residential mortgage loans with maturities of less than 15 years, and generally sell the remainder. We also originate for retention in our loan portfolio, commercial and commercial real estate loans, including real estate development loans. During the year ended December 31, 2014, we originated $25.3 million of one- to four-family residential mortgage loans, of which $11.4 million were retained in our portfolio and the remainder were sold. This compares to $28.8 million of one- to four-family originations during the year ended December 31, 2013, of which $11.7 million were retained in our portfolio. At December 31, 2014, we had outstanding loan commitments of $24.2 million. These commitments included $2.0 million for permanent one- to four-family residential mortgage loans, $3.7 million for non-residential loans, $2.2 million of undisbursed loan proceeds for construction of one- to four-family residences, $5.2 million of undisbursed lines of credit on home equity loans, $590,000 of unused credit card lines, $7.5 million of unused commercial lines of credit, and $1.2 million for commercial loans, unused bounce protection of $1.7 million and letters of credit of $134,000.

Deposits are a primary source of funds for use in lending and for other general business purposes. At December 31, 2014, deposits funded 83.1% of our total assets compared to 76.3% at December 31, 2013. Certificates of deposit scheduled to mature in less than one year at December 31, 2014 totaled $39.1 million. We believe that a significant portion of such deposits will remain with us. We monitor the deposit rates offered by competitors in our market area, and we set rates that take into account the prevailing market conditions along with our liquidity position.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings also may be used on a longer-term basis to support increased lending or investment activities. At December 31, 2014, we had $22.9 million in Federal Home Loan Bank advances and no outstanding advances at the Federal Reserve Discount Window. Total borrowings as a percentage of total assets were 7.0% at December 31, 2014 compared to 11.8% at December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2014, management was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2014, we had no material commitments for capital expenditures.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statement of Cash Flows included with our Consolidated Financial Statements.

Our total stockholders’ equity was $30.5 million at December 31, 2014 and $23.5 million at December 31, 2013, an increase of $7.0 million year over year, resulting from net income of $2.2 million and $7.1 million of acquired equity in the merger. The Company’s ratio of equity to assets decreased to 9.4% as of December 31, 2014 from 11.2% as of December 31, 2013. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or orders issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Company:

	At December 31,		Minimum to be
	2014	2013	Well Capitalized

Tier 1 Leverage Ratio	8.59%	10.75%	5.00%
Tier 1 Risk-Based Capital	16.14%	16.79%	6.00%
Total Risk-Based Capital	16.96%	17.89%	10.00%

At December 31, 2014 and December 31, 2013, the Bank exceeded the minimum capital requirements to be considered “well capitalized.” See Note 12 to our financial statements for further information.

Critical Accounting Policies

Our accounting and reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. We consider accounting policies that require significant judgment and assumptions by management that have, or could have a material impact on the carrying value of certain assets or on income to be critical accounting policies. Changes in underlying factors, assumptions or estimates could have a material impact on our future financial condition and results of operations. Based on the size of the item or significance of the estimate, the following accounting policies are considered critical to our financial results.

Allowance for Loan and Lease Losses (ALLL). The ALLL is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Our evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the ALLL has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the ALLL is the estimate of loss content for each risk rating. To illustrate, if recent loss experience dictated that the projected loss ratios would be increased by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2014 would have changed by approximately $130,000. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate mortgage loans. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2014, we were servicing mortgage loans sold to others totaling $125.4 million. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In addition, we obtain an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall. The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2014 included the following:

	December 31,
	2014	2013
Annual constant prepayment speed (CPR)	11.46%	10.27%
Weighted average life (in months)	244	244
Discount rate	9.38%	9.26%

As of the December 31, 2013 valuation, we determined that the book value of our mortgage servicing rights asset associated with sold 20-year fixed-rate loans was no longer $19,200 more than the independent valuation; therefore the $19,200 valuation reserve that was established against that tranche of loans as of December 31, 2012 was reversed. As of December 31, 2014 there was no need to establish a valuation allowance against the mortgage servicing asset.

Impairment of Intangible Assets. On June 12, 2003, we acquired 100% of the stock of the InsuranCenter of Alpena (ICA). We allocated the excess of the purchase price paid over the fair value of net assets acquired to intangible assets, including goodwill. On February 27, 2009 the Company sold the majority of the assets of ICA. The remaining goodwill on our books of $600,000 related to certain assets of the Company that were not sold in the sale of ICA. We allocated the goodwill between the assets sold and the assets retained and determined a value of the assets that remained of $600,000. Since the $600,000 allocation relates to a finite life asset, we re-characterized the goodwill as an amortizable intangible and began amortizing the asset in March 2009. The intangible asset was fully amortized in April of 2014, and as a result this subsidiary was dissolved as of December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Upon completion of our merger, on August 8, 2014, with Alpena, we established a core deposit intangible asset of $1.4 million, which represents the value of the depositor relationships that were acquired. The core deposit intangible is an amortizable asset that will be recognized on an accelerated basis over a 10 year period. The Company evaluates the carrying value on an annual basis for impairment.

Valuation of Deferred Tax Assets. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income.

At December 31, 2014 and 2013, management did not believe it was more likely than not that all of the deferred tax assets would be realized. Accordingly, at December 31, 2014 and 2013 a valuation allowance of $3.1 million and $3.2 million was recorded, respectively. The net deferred tax asset recorded at December 31, 2014 and 2013 was $851,000 and $799,000. See Note 10 for additional information.

Off-Balance Sheet Arrangements

In the ordinary course of business, First Federal of Northern Michigan is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. First Federal of Northern Michigan follows the same credit policies in making off-balance sheet commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by First Federal of Northern Michigan, is based on management’s credit evaluation of the customer.

Unfunded commitments under construction lines of credit for residential and commercial properties and commercial lines of credit are commitments for possible future extensions of credit to existing customers, for which funds have not been advanced by First Federal of Northern Michigan.

At December 31, 2014 and December 31, 2013, First Federal of Northern Michigan had $9.0 million and $5.9 million, respectively, of commitments to grant loans, $15.0 million and $12.9 million, respectively, of unfunded commitments under lines of credit and $134,000 and $59,000, respectively, of letters of credit. See Note 11 of the Notes to the Consolidated Financial Statements.

Safe Harbor Statement

When used in this annual report or future filings by First Federal of Northern Michigan Bancorp, Inc. with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of Inflation and Changing Prices

The financial statements and related notes of First Federal of Northern Michigan Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Federal of Northern
Michigan Bancorp, Inc.

Date: April 16, 2015	By:	/s/ Michael W. Mahler
Michael W. Mahler
Chief Executive Officer
(Duly Authorized Representative)

