Form 10-Q
period 2015-03-31
First Federal of Northern Michigan Bancorp, Inc.
filed 2015-05-13
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to__________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at May 13, 2015
(Title of Class)	3,727,014 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet (in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$19,205	$11,205
Overnight deposits with FHLB	307	267
Total cash and cash equivalents	19,512	11,472

Deposits Held in other financial institutions	8,429	8,429
Securities available for sale	126,305	119,968
Securities held to maturity	790	790
Loans held for sale	413	88
Loans receivable, net of allowance for loan losses of $1,444 and $1,429 as of March 31, 2015 and December 31, 2014, respectively	162,130	163,647
Foreclosed real estate and other repossessed assets	3,087	2,823
Federal Home Loan Bank stock, at cost	2,591	2,591
Premises and equipment	6,294	6,336
Assets held for sale	271	478
Accrued interest receivable	1,090	986
Intangible assets	1,226	1,286
Deferred tax asset	658	851
Originated mortgage servicing rights	671	710
Bank owned life insurance	4,759	4,727
Other assets	706	685
Total assets	$338,932	$325,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$285,472	$270,734
Advances from borrowers for taxes and insurance	406	203
Advances from Federal Home Loan Bank	20,827	22,885
Accrued expenses and other liabilities	1,065	1,509

Total liabilities	307,770	295,331

Stockholders’ equity:
Common stock ($0.01 par value 20,000,000 shares authorized 4,034,764 shares issued)	40	40
Additional paid-in capital	28,264	28,264
Retained earnings	5,046	4,765
Treasury stock at cost (307,750 shares)	(2,964)	(2,964)
Accumulated other comprehensive income (loss)	776	431
Total stockholders’ equity	31,162	30,536
Total liabilities and stockholders’ equity	$338,932	$325,867

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income and Comprehensive Income (in thousands)
	For the Three Months
	Ended March 31,
	2015	2014
	(Unaudited)

Interest income:
Interest and fees on loans	$2,004	$1,710
Interest and dividends on investments
Taxable	294	151
Tax-exempt	31	42
Interest on mortgage-backed securities	288	142
Total interest income	2,617	2,045

Interest expense:
Interest on deposits	235	186
Interest on borrowings	66	63
Total interest expense	301	249

Net interest income	2,316	1,796
Provision for loan losses	23	16
Net interest income after provision for loan losses	2,293	1,780

Non-interest income:
Service charges and other fees	218	181
Mortgage banking activities	101	96
Net income (loss) on sale of premises and equipment, real estate owned and other repossessed assets	91	(5)
Other	84	64
Total non-interest income	494	336

Non-interest expense:
Compensation and employee benefits	1,419	1,109
FDIC Insurance Premiums	64	46
Advertising	44	28
Occupancy	280	236
Amortization of intangible assets	61	30
Service bureau charges	103	62
Professional services	110	129
Collection activity	63	18
Real estate owned & other repossessed assets	18	17
Other	269	220
Total non-interest expense	2,431	1,895

Income before income tax expense	356	221
Income tax expense	—	—

Net Income	$356	$221

Other Comprehensive Income (Loss):
Unrealized (loss) gain on investment securities - available for sale securities - net of tax	$345	$273
Reclassification adjustment for gains realized in earnings - net of tax	—	—

Comprehensive Income (Loss)	$701	$494

Per share data:
Net Income per share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Weighted average number of shares outstanding
Basic	3,727	2,884
Including dilutive stock options	3,727	2,884
Dividends per common share	$0.02	$0.02

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (unaudited, in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	40	(2,964)	28,264	4,765	431	30,536

Net income	—	—	—	356	—	356

Change in unrealized gain on available-for-sale securities (net of tax of $177)	—	—	—	—	345	345

Dividends declared	—	—	—	(75)	—	(75)

Balance at March 31, 2015	40	(2,964)	28,264	5,046	776	31,162

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)
	For Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$356	$221
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	155	102
Provision for loan loss	23	16
Accretion of acquired loans	(5)	—
Amortization and accretion on securities	227	98
Gain on sale of loans held for sale	(62)	(42)
Gain on sale of property and equipment and asset held for sale	(81)	(2)
(Gain) Loss on sale of real estate owned and other repossessed assets	(10)	7
Originations of loans held for sale	(3,497)	(2,524)
Proceeds from sale of loans held for sale	3,234	2,506
Net change in:
Accrued interest receivable	(104)	(83)
Other assets	33	(17)
Bank owned life insurance	(32)	(29)
Accrued expenses and other liabilities	(444)	(107)
Net cash (used in) provided by operating activities	(207)	145

Cash Flows from Investing Activities:
Net decrease in loans	1,079	728
Proceeds from maturies and calls of available-for-sale securities	5,287	2,336
Proceeds from sale of real estate and other repossessed assets	165	80
Proceeds from sale of property and equipment	288	2
Purchase of securities	(11,327)	(8,105)
Purchase of premises and equipment	(53)	(28)
Net cash used in investing activities	(4,561)	(4,987)

Cash Flows from Financing Activities:
Dividends paid on common stock	(75)	(58)
Net increase in deposits	14,738	5,691
Net increase in advances from borrowers	203	170
Advances from Federal Home Loan Bank	—	6,980
Repayments of Federal Home Loan Bank advances	(2,058)	(7,561)
Net cash provided by financing activities	12,808	5,223

Net increase in cash and cash equivalents	8,040	381
Cash and cash equivalents at beginning of period	11,472	2,766
Cash and cash equivalents at end of period	$19,512	$3,147

Supplemental disclosure of cash flow information:

Cash refunded for taxes paid	$15	$—
Cash paid during the period for interest	302	252
Transfers of loans to foreclosed real estate and repossessed assets	419	245

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2— PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., its wholly owned subsidiary First Federal of Northern Michigan (the “Bank”), and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Financial Services, Inc. FSMC invested in real estate, which includes leasing, selling, developing, and maintaining real estate properties. As of March 31, 2015, FSMC has been dissolved since all real estate properties were sold in 2011. The main activity of FFNM Financial Services, Inc. is to collect commission from the sale of non-insured investment products in resulting from investment advisory services offered in our branch network. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3 - BUSINESS COMBINATIONS

As of August 8, 2014 (“Merger Date”), the Company completed its merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”). Alpena had one branch office and $102.9 million in assets as of August 8, 2014. The results of operations due to the merger have been included in the Company’s results since the Merger Date. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 shares of the Company’s common stock.

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

Purchase Price:
(000’s omitted)

First Federal of Northern Michigan Bancorp, Inc. common stock issued for Alpena Banking Corporation common shares	843

Price per share, based on First Federal of Northern Michigan Bancorp, Inc. closing price on August 8, 2014	$5.59

Total purchase price	$4,712

Preliminary Statement of Net Assets Acquired at Fair Value:

Assets
Cash and cash equivalents	$41,650
Securities	24,008
Loans	33,051
Premises and Equipment	1,667
Core Deposit Intangible	1,392
Deferred Tax Asset	337
Other Assets	467
Total Assets	$102,572

Liabilities
Deposits	95,787
Other Liabilities	91
Total Liabilities	$95,878
Net Identifiable Assets Acquired		$6,694
Bargain Purchase Gain		$(1,982)

The following table provides the pro forma information for the results of operations for the three months ended March 31, 2015 and 2014, as if the merger had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Bank of Alpena. These pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organizations that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of the Company.

	For the Three Months Ended
	March 31,
	2015	2014

Net interest income	$2,316	$2,375
Non-interest income	494	442
Non-interest expense	2,431	2,543
Net income	356	227
Net income per basic and diluted share	0.10	0.06
Weighted average shares outstanding	3,727	3,727

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the valuation of acquired loans. For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Alpena’s previously established allowance for loan losses.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”), and loans that do not meet the criteria, which are accounted for under ASC 310-20 (“acquired non-impaired”). In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total

Real estate loans:
Residential mortgages	$397	$6,992	$7,389
Commercial Loans:
	—	109	109
Secured by real estate	3,070	14,721	17,791
Other	1,201	4,213	5,414
Total commercial loans	4,271	19,043	23,314

Consumer loans:
Secured by real state	30	1,568	1,598
Other	—	750	750
Total consumer loans	30	2,318	2,348

Total loans at acquisition date	$4,698	$28,353	$33,051

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total

Loans acquired- contractual required payments	$5,930	$28,587	$34,517
Non accretable yield	(1,232)	—	(1,232)
Expected cash flows	4,698	28,587	33,285
Accretable yield	—	(234)	(234)
Carrying balance at acquisition date	$4,698	$28,353	$33,051

Note 4—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,788	$270	$(14)	37,044
Municipal obligations	24,473	464	(20)	24,917
Corporate bonds & other obligations	1,532	8	—	1,540
Mortgage-backed securities	62,334	567	(103)	62,798
Equity securities	3	3	—	6

Total	$125,130	$1,312	$(137)	$126,305

Securities Held to Maturity
Municipal obligations	$790	$101	$—	$891

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$31,221	$58	$(57)	31,222
Municipal obligations	22,894	369	(129)	23,134
Corporate bonds & other obligations	1,549	12	—	1,561
Mortgage-backed securities	63,648	515	(117)	64,046
Equity securities	3	2	—	5

Total	$119,315	$956	$(303)	$119,968

Securities Held to Maturity
Municipal obligations	$790	$118	$—	$908

The amortized cost and estimated market value of securities at March 31, 2015, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	March 31, 2015
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$6,213	$6,237
Due after one year through five years	38,741	39,055
Due in five year through ten years	16,549	16,792
Due after ten years	1,290	1,417

Subtotal	62,793	63,501

Equity securities	3	6
Mortgage-backed securities	62,334	62,798

Total	$125,130	$126,305

Held To Maturity:
Due in one year or less	$45	$45
Due after one year through five years	200	212
Due in five year through ten years	315	360
Due after ten years	230	274

Total	$790	$891

At March 31, 2015 and December, 31, 2014, securities with a carrying value and fair value of $34,000,000 and $35,000,000, respectively, were pledged to secure FHLB advances and our line of credit at the Federal Reserve.

There were no security sales in either the three months ended March 31, 2015 or 2014.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,486	$(8)	$994	$(6)
Municipal obligations	15	—	2,204	(20)
Mortgage-backed securities	6,230	(24)	4,419	(79)
Equity securities	—	—	—	—

Total	$8,731	$(32)	$7,617	$(105)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,672	$(28)	$971	$(29)
Municipal obligations	9,506	(54)	4,039	(75)
Mortgage-backed securities	9,923	(31)	4,666	(86)
Equity securities	—	—	—	—

Total	$33,101	$(113)	$9,676	$(190)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

The Company held 19 securities with unrealized losses totaling $137,000 and 72 securities with unrealized losses totaling $303,000 at March 31, 2015 and December 31, 2014, respectively. The unrealized losses on the securities held in the portfolio are not considered other than temporary and have not been recognized into income. This decision is based on the Company’s ability and intent to hold any potentially impaired security until maturity. The performance of the security is based on the contractual terms of the agreement, the extent of the impairment and the financial condition and credit quality of the issuer. The decline in market value is considered temporary and a result of changes in interest rates and other market variables.

Note 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At March 31,	At December 31,
	2015	2014
	(in thousands)

Real estate loans:
Residential mortgage	$73,314	$71,828
Commercial loans:
Construction - real estate	2,111	1,443
Secured by real estate	60,703	62,163
Other	17,067	19,000
Total commercial loans	79,881	82,606

Consumer loans:
Secured by real estate	9,241	9,502
Other	1,390	1,403
Total consumer loans	10,631	10,905

Total gross loans	$163,826	$165,339
Less:
Net deferred loan fees	(252)	(263)
Allowance for loan losses	(1,444)	(1,429)

Total loans, net	$162,130	$163,647

As of March 31, 2015 the total outstanding balance and carrying value of acquired impaired loans was $4.4 million and $3.3 million, respectively. Changes to the accretable and non-accretable yield for acquired loans as follows as of March 31, 2015:

	Acquired	Acquired
	Impaired	Non-
	Non-	Imparied	Acquired
	Accreatable	Accreatable	Total

December 31, 2014 balance	$(1,232)	$(208)	$(1,440)
Net discount associated with acquired loans	—	—	—
Accretion of discount for credit spread	—	5	5
Loans paid off through March 31, 2015	—	—	—
Loans charged off through March 31, 2015	81	—	81
Total	$(1,151)	$(203)	$(1,354)

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014:

As of March 31, 2015
							Recorded
			Greater than				Investment > 90
Originated Loans:	30 - 59 Days	60 - 89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$2,111	$2,111	$—
Commercial Real Estate - other	760	—	9	769	44,499	45,268	—
Commercial - non real estate	400	—	15	415	12,613	13,028	15

Consumer:
Consumer - Real Estate	—	17	24	41	7,562	7,603	17
Consumer - Other	9	—	8	17	1,180	1,197	8

Residential:
Residential	1,450	—	298	1,748	65,329	67,077	101
Total	$2,619	$17	$354	$2,990	$133,294	$136,284	$141

As of March 31, 2015
							Recorded
			Greater than				Investment > 90
Acquired Loans:	30 - 59 Days	60 - 89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	317	110	111	538	14,897	15,436	—
Commercial - non real estate	88	—	105	193	3,846	4,039	—

Consumer:
Consumer - Real Estate	5	—	—	5	1,633	1,638	—
Consumer - Other	13	—	—	13	180	193	—
					—
Residential:
Residential	228	—	285	513	5,724	6,237	—
Total	$651	$110	$501	$1,262	$26,280	$27,543	$—

As of December 31, 2014
							Recorded
			Greater than				Investment > 90
Originated Loans:	30 - 59 Days	60 - 89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$1,443	$1,443	$—
Commercial Real Estate - other	10	195	—	205	46,103	46,308	—
Commercial - non real estate	—	—	—	—	14,544	14,544	—

Consumer:
Consumer - Real Estate	107	4	7	118	7,684	7,802	—
Consumer - Other	3	—	3	6	1,152	1,158	3

Residential:
Residential	1,484	746	386	2,616	62,326	64,942	87
Total	$1,604	$945	$396	$2,945	$133,252	$136,197	$90

As of December 31, 2014
							Recorded
			Greater than				Investment > 90
Acquired Loans:	30 - 59 Days	60 - 89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	125	128	93	346	15,604	15,950	—
Commercial - non real estate	—	40	104	144	4,217	4,361	—

Consumer:
Consumer - Real Estate	123	—	—	123	1,609	1,732	—
Consumer - Other	—	—	—	—	213	213	—

Residential:
Residential	147	56	461	664	6,222	6,886	225
Total	$395	$224	$658	$1,277	$27,865	$29,142	$225

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2015 and December 31, 2014:

As of March 31, 2015
Originated Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$—	$29
3	—	14,912	5,296
4	2,111	19,574	5,208
4.5	—	3,513	1,769
5	—	5,506	288
6	—	1,763	438
7	—	—	—
8	—	—	—
Total	$2,111	$45,268	$13,028

Acquired Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$266	$1,130
3	—	2,579	805
4	—	10,644	900
4.5		330	18
5	—	1,008	1,034
6	—	608	152
7	—	0	0
8	—	0	0
Total	$—	$15,435	$4,039

As of December 31, 2014
Originated Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$—	$31
3	—	13,565	6,088
4	1,443	21,757	7,538
4.5	—	3,553	252
5	—	6,040	635
6	—	1,393	—
7	—	—	—
8	—	—	—
Total	$1,443	$46,308	$14,544

Acquired Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$280	$1,188
3	—	2,696	876
4	—	10,905	970
4.5		337	21
5	—	1,176	1,150
6	—	547	156
7	—	9	0
8	—	—	0
Total	$—	$15,950	$4,361

For residential real estate and other consumer credit the Company evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of March 31, 2015 and December 31, 2014.

As of March 31, 2015
		Consumer -
	Residential	Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$66,566	$7,545	$1,197
Special Mention	—	—	—
Substandard	511	58	—
Total	$67,077	$7,603	$1,197

		Consumer -
	Residential	Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$5,944	$1,628	$162
Special Mention	—	—	—
Substandard	293	10	31
Total	$6,237	$1,638	$193

As of December 31, 2014
		Consumer -
	Residential	Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$64,397	$7,778	$1,155
Special Mention	—	—	—
Substandard	545	24	3
Total	$64,942	$7,802	$1,158

		Consumer -
	Residential	Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$6,335	$1,731	$213
Special Mention	—	—	—
Substandard	551	1	—
Total	$6,886	$1,732	$213

The following table presents the recorded investment in non-accrual loans by class as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—
Commercial Real Estate - other	461	486
Commercial	74	77

Consumer:
Consumer - real estate	51	25
Consumer - other	—	—

Residential:
Residential	695	750

Total	$1,281	$1,338

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

The Bank has classified approximately $3.4 million of its impaired loans as troubled debt restructurings as of March 31, 2015.

Troubled Debt Restructurings that Subsequently
	Troubled Debt Restructurings			Defaulted
	For the three months ended March 31, 2015			For the three months ended March 31, 2015
		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
	Loans	investment	investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Commercial - non real estate	—	—	—	—	—
Residential	1	110	110	—	—
Total	1	$110	$110	—	$—

Troubled Debt Restructurings that Subsequently
	Troubled Debt Restructurings			Defaulted
	For the three months ended March 31, 2014			For the three months ended March 31, 2014
		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
	Loans	investment	investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Consumer - Other	—	—	—	—	—
Residential	—	—	—	—	—
Total	—	$—	$—	—	$—

For the majority of the Bank’s impaired loans, the Bank will apply the observable market price of collateral. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated evaluations are received, the Bank may discount the collateral value used.

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

The following table presents the loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

As of March 31, 2015				2015
	Unpaid Principal	Recorded	Related	Average	Interest
	Balance	Investment	Allowance	Recorded	Income
				Investment	Recognized
	(dollars in thousands)			(dollars in thousands)
With no related allowance recorded:
Commercial	$15	$15	$—	$15	$—
Commercial Real Estate - Construction	—	—	—	—	—
Commercial Real Estate - Other	848	847	—	849	12
Consumer - Real Estate	43	40	—	41	—
Consumer - Other	—	—	—	—	—
Residential	639	554	—	492	3

With a specific allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate - Construction	—	—	—	—	—
Commercial Real Estate - Other	955	955	12	959	12
Consumer - Real Estate	19	19	19	19	—
Consumer - Other	—	—	—	—	—
Residential	142	140	27	142	—

Totals:
Commercial	$15	$15	$—	$15	$—
Commercial Real Estate - Construction	$—	$—	$—	$—	$—
Commercial Real Estate - Other	$1,803	$1,802	$12	$1,808	$24
Consumer - Real Estate	$62	$59	$19	$60	$—
Consumer - Other	$—	$—	$—	$—	$—
Residential	$781	$694	$27	$634	$3

				For the Three Months Ended
Impaired Loans				March 31,
As of December 31, 2014				2014
	Unpaid Principal	Recorded	Related	Average	Interest
	Balance	Investment	Allowance	Recorded	Income
				Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—
Commercial Real Estate - Other	1,431	1,430	—	1,595	21
Consumer - Real Estate	26	24	—	6	—
Consumer - Other	—	—	—	—	—
Residential	781	618	—	382	1

With a specific allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate - Construction	—	—	—	173	—
Commercial Real Estate - Other	386	386	10	1,840	4
Consumer - Real Estate	—	—	—	—	—
Consumer - Other	—	—	—	—	—
Residential	—	—	—	30	—

Totals:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$—	$—	$—	$173	$—
Commercial Real Estate - Other	$1,817	$1,816	$10	$3,435	$25
Consumer - Real Estate	$26	$24	$—	$6	$—
Consumer - Other	$—	$—	$—	$—	$—
Residential	$781	$618	$—	$412	$1

The Allowance for Loan and Lease Losses has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the quarters ended March 31, 2015 and 2014, respectively:

For the Three Months Ended March 31, 2015
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
				(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$8	$307	$94	$33	$19	$869	$99	$1,429
Charge-offs	—	(3)	—	—	(5)	(36)	—	(44)
Recoveries	12	4	2	4	—	14	—	36
Provision	(5)	62	9	11	7	(34)	(27)	23
Ending Balance	$15	$370	$105	$48	$21	$813	$72	$1,444

For the Three Months Ended March 31, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
				(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(16)	—	(11)	(6)	(35)	—	(68)
Recoveries	—	19	—	9	—	10	—	38
Provision	—	(55)	(2)	(11)	1	33	50	16
Ending Balance	$48	$392	$61	$49	$16	$792	$100	$1,458

Loan Balances Individually Evaluated for Impairment
As of March 31, 2015
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
				(dollars in thousands)
Ending allowance balance: individually evaluated for impairment	$—	$12	$—	$19	$—	$27	$—	$58

Ending allowance balance: individually evaluated for impairment	$15	$358	$105	$29	$21	$786	$72	$1,386

Loans:
Ending Balance	$2,111	$60,703	$17,067	$9,241	$1,390	$73,314	$—	$163,826

Ending balance: individually evaluated for impairment	$—	$1,802	$15	$59	$—	$694	$—	$2,570

Ending balance: loans collectively evaluated for impairment	$2,111	$43,466	$13,013	$7,544	$1,197	$66,383	$—	$133,714

Acquired loans with deteriorated credit quality not subject to loan loss reserve	$—	$1,988	$866	$9	$—	$422	$—	$3,285

Other acquired loans not subject to loan loss reserve	$—	$13,447	$3,173	$1,629	$193	$5,815	$—	$24,257

Loan Balances Individually Evaluated for Impairment
As of March 31, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
				(dollars in thousands)
Ending allowance balance: individually evaluated for impairment	$48	$137	$—	$—	$—	$5	$—	$190

Ending allowance balance: individually evaluated for impairment	$—	$255	$61	$49	$16	$787	$100	$1,268

Loans:
Ending Balance	$173	$51,382	$12,252	$8,490	$1,171	$63,576	$—	$137,044

Ending balance: individually evaluated for impairment	$173	$3,315	$—	$6	$—	$405	$—	$3,899

Ending balance: loans collectively evaluated for impairment	$—	$48,067	$12,252	$8,484	$1,171	$63,171	$—	$133,145

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

During the three months ended March 31, 2015 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the three months ended March 31, 2015 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2015	136,030	$9.54	1.4	$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(250)	$9.65

Oustanding at March 31, 2015	135,780	$9.54	1.1	$0

Options Exercisable at March 31, 2015	135,780	$9.54	1.1	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $5.95 on March 31, 2015 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on March 31, 2015. The amount changes based on the fair market value of the stock.

As of March 31, 2015 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended March 31, 2015. In addition, there were no non-vested options as of March 31, 2015.

Restricted Stock Awards - As of March 31, 2015 all restricted stock awards have vested; therefore the Company had no unrecognized compensation cost under the Plans.

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

At March 31, 2015, the Company had outstanding commitments to originate loans of $22.2 million. These commitments included the following:

As of
March 31, 2015
(in thousands)

Commitments to grant loans	$7,586
Unfunded commitments under lines of credit	14,493
Commercial and standby letters of credit	134

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015
	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 31, 2015
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$1,285	$35,759	$—	$37,044
Municipal obligations	—	22,664	2,253	24,917
Corporate bonds & other obligations	—	1,540	—	1,540
Mortgage-backed securities	—	62,798	—	62,798
Equity securities	—	6	—	6

Total investment securities - available-for-sale	$1,285	$122,767	$2,253	$126,305

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$1,279	$5,763	$—	$7,042
Municipal obligations	—	11,317	2,292	13,609
Corporate bonds & other obligations	—	1,097	—	1,097
Mortgage-backed securities	—	28,603	—	28,603
Equity securities	—	7	—	7
Total investment securities - available-for-sale	$1,279	$46,787	$2,292	$50,358

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2015 and December 31, 2014, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2015
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,801	$—	$—	$1,801
Other real estate owned -residential mortgages	591	—	—	591
Other Real estate owned - commercial	1,636	—	—	1,636
Other repossessed assets	860	—	—	860
Total assets at fair value on a non-recurring basis				$4,888

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$525	$—	$—	$525
Other real estate owned -residential mortgages	—	—	—	—
Other real estate owned - commercial	—	—	—	—
Other repossessed assets	—	—	—	—
Total assets at fair value on a non-recurring basis				$525

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,806	$—	$—	$1,806
Other real estate owned -residential mortgages	336	—	—	336
Other real estate owned - commercial	1,628	—	—	1,628
Other repossessed assets	860	—	—	860
Total assets at fair value on a non-recurring basis				$4,630

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$396	$—	$—	$396
Other real estate owned -residential mortgages	—	—	—	—
Other real estate owned - commercial	—	—	—	—
Other repossessed assets	—	—	—	—
Total assets at fair value on a non-recurring basis				$396

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

Real estate is the collateral for the vast majority of our secured lending. The real estate’s value is based on observable market prices and market values of collateral provided by independent, third-party licensed or certified appraisers, selected from a list of Company-approved appraisers. Appraisals for all types of collateral-dependent loans are typically requested within 30 days of a loan being deemed impaired. The fair value of impaired loans with specific allocations is essentially based on recent real estate appraisals less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised collateral values may be further discounted based on management’s historical knowledge of the property and/or changes in market conditions from the time of valuation or management’s plan for disposal. Subsequent evaluations of collateral are performed on a loan by loan basis as additional facts and circumstances related to the individual credit require, but not less than annually.

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

Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances - The estimated fair value of the fixed and variable rate Federal Home Loan Bank advances are estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

March 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$19,512	$19,512	$—	$—	$19,512
Deposits held at other financial institutions	8,429	—	7,218	1,240	8,458
Securities available for sale	126,305	1,285	125,020	—	126,305
Securities held to maturity	790	—	891	—	891
Loans held for sale	413	—	—	427	427
Loans receivable - net	162,130	—	—	162,025	162,025
Federal Home Loan Bank stock	2,591	—	2,591	—	2,591
Accrued interest receivable	1,090	—	—	1,090	1,090

Financial liabilities:
Customer deposits	285,472	—	286,031	—	286,031
Federal Home Loan Bank advances	20,827	—	20,798	—	20,798
Accrued interest payable	100	—	—	100	100

December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,472	$11,472	$—	$—	$11,472
Deposits held at other financial institutions	8,429	—	8,424	$—	8,424
Securities available for sale	119,968	—	119,968	—	119,968
Securities held to maturity	790	—	908	—	908
Loans held for sale	88	—	—	90	90
Loans receivable - net	163,647	—	—	163,690	163,690
Federal Home Loan Bank stock	2,591	—	2,591	—	2,591
Accrued interest receivable	986	—	—	986	986

Financial liabilities:
Customer deposits	270,734	—	271,200	—	271,200
Federal Home Loan Bank advances	22,885	—	22,696	—	22,696
Accrued interest payable	101	—	—	101	101

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at March 31, 2015 and December 31 2014, and the results of operations for the three-month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended March 31, 2015, the Company had net income of $356,000, or $0.10 per basic and diluted share, compared to $221,000, or $0.08 per basic and diluted share, for the year earlier period, an increase of $135,000.

Total assets increased $13.0 million, or 4.0%, to $338.9 million as of March 31, 2015 from $325.9 million as of December 31, 2014. Cash and cash equivalents increased $8.0 million, investment securities available for sale increased $6.3 million and net loans receivable decreased $1.5 million during the quarter. Total deposits increased $14.7 million from December 31, 2014 to March 31, 2015 while Federal Home Loan Bank advances decreased $2.1 million and stockholders’ equity increased $626,000.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2015, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2014. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2014 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

MERGER

We completed the merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”), as of August 8, 2014. Alpena had one branch office and $73 million in assets as of December 31, 2013. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 share of the Company’s common stock.

The Alpena merger transaction was recorded using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the Merger Date. In most instances, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the valuation of acquired loans. For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Alpena’s previously established allowance for loan losses. The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounting for under ASC 310-30 (“acquired impaired”), and loans that do not meet the criteria, which are accounted for under ACC 310-20 (“acquired non-impaired”). In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS: Total assets increased $13.0 million, or 4.0%, to $338.9 million at March 31, 2015 from $325.9 million at December 31, 2014. Cash and cash equivalent increased $8.0 million to $19.5 million at March 31, 2015 from $11.5 million at December 31, 2014. In addition, investment securities AFS increased $6.3 million to $126.3 million at March 31, 2015 from $120.0 million at December 31, 2014, due primarily to net purchases of $9.2 million offset by principal payment received on our mortgage-backed securities during the period. Net loans receivable decreased $1.5 million, or 1.0%, to $162.1 million at March 31, 2015 from $163.6 million at December 31, 2014, resulting primarily from a decrease of $3.0 million in the consumer and commercial loan portfolios. Partially offsetting this decrease was an increase of $1.5 million in mortgage loan portfolio for the three months ended March 31, 2015.

LIABILITIES: Deposits increased $14.7 million to $285.5 million at March 31, 2015 from $270.7 million at December 31, 2014. During this time period, we experienced an increase of $14.5 million in our savings, money market and checking accounts and an increase of $816,000 in our non-interest bearing deposit accounts. These increases were partially offset by a decrease of $1.1 million in our certificates of deposit. FHLB advances decreased $2.1 million, or 9.0%, to $20.8 million at March 31, 2015 from $22.9 million at December 31, 2014, as proceeds from loan payments and payoffs, as well as cash on hand, were used to pay off maturing advances.

EQUITY: Stockholders’ equity increased $626,000 to $31.2 million at March 31, 2015 from $30.5 million at December 31, 2014. The increase was due to net earnings for the three-month period of $356,000 and an increase of $345,000 in the unrealized gain on available-for-sale investment securities. Partially offsetting these increases was a dividend payment of $75,000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

General: Net income increased $135,000 to $356,000 for the three months ended March 31, 2015 from $221,000 for the quarter ended March 31, 2014.

Interest Income: Interest income increased to $2.6 million for the three months ended March 31, 2015 from $2.0 million for the comparable period in 2014 as the average balance of interest earning assets increased $117.8 million, as a result of the merger with Bank of Alpena in August 2014, to $314.6 million for the three months ended March 31, 2015 from $196.8 million for the three months ended March 31, 2014 while the average yield on interest earning assets decreased 83 basis points to 3.35% from 4.18%. The yield on our mortgage loan portfolio decreased by 44 basis points to 4.44% for the three months period ended March 31, 2015 from 4.88% for the year-earlier period, while the average balance of that portfolio increased $8.4 million, to $72.0 million, period over period. The average balance of our non-mortgage loan portfolio increased $18.8 million to $92.3 million for the three months ended March 31, 2015 from the 2014 quarter, while the yield on this portfolio increased 13 basis points to 5.26% from 5.16% period over period. The average balance of our investment portfolio increased $76.4 million for the three months ended March 31, 2015 compared to the same period in 2014 and the yield on our investments decreased 35 basis points period over period.

Interest Expense: Interest expense increased to $301,000 for the three months ended March 31, 2015 from $249,000 for the three months ended March 31, 2014. The increase was due in part to a $71.8 million increase in the average balance of our interest-bearing liabilities, as a result of the merger with Bank of Alpena in August 2014, offset by a decrease in our overall cost of funds of 10 basis points to 0.52% from 0.62% period over period. The average balance of Federal Home Loan Bank advances decreased $1.5 million for the three-month period ended March 31, 2015 from the same period in 2014, while the cost of these advances increased 13 basis points to 1.20% from 1.07% period over period. In addition, our average balance in certificates of deposit increased $10.0 million with the cost of these deposits decreasing one basis point to 0.95% from 0.96% for the quarter ended March 31, 2015 and March 31, 2014, respectively.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans receivable	$342	$(48)	$294
Investment securities	331	(38)	$293
Other investments	46	(60)	$(14)

Total interest-earning assets	719	(146)	573

Interest-bearing liabilities:
Savings Deposits	1	—	1
Money Market/NOW accounts	28	—	28
Certificates of Deposit	23	(3)	20
Deposits	52	(3)	49
Borrowed funds	(4)	7	3

Total interest-bearing liabilities	48	4	52

Change in net interest income	$671	$(150)	$521

Net Interest Income: Net interest income increased $513,000 to $2.3 million from $1.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively, as a result of our merger with Bank of Alpena in August 2014. For the three months ended March 31, 2015, average interest-earning assets increased $117.8 million, or 59.8%, to $314.6 million when compared to the same period in 2014. Average interest-bearing liabilities increased $71.8 million, or 46.3%, to $236.3 million for the quarter ended March 31, 2015 from $164.5 million for the quarter ended March 31, 2014. The average balance of core interest-bearing deposits increased $63.2 million for the three months ended March 31, 2015 compared to the same period in 2014, while the average balance of our certificates of deposit increased $10.0 million period over period. In addition, the average balance of non-interest bearing deposits increased $816,000 for the three-month period ended March 31, 2015 compared to the same period in 2014. The yield on average interest-earning assets decreased to 3.35% for the three month period ended March 31, 2015 from 4.18% for the same period ended in 2014 as we added a net $9.2 million in lower yielding investment securities available for sale during the quarter ended March 31, 2015. In addition, the cost of average interest-bearing liabilities decreased to 0.52% from 0.62% for the three month periods ended March 31, 2015 and 2014, respectively. Our interest rate spread decreased 73 basis points to 2.83% from 3.56% and our net interest margin decreased 70 basis points to 2.96% for the three-month period ended March 31, 2015 from 3.66% for same period in 2014. At March 31, 2015 the Company had outstanding loan commitments of $22.2 million. During the three months ended March 31, 2015 the Company grew average interest bearing core deposits by $14.6 million.

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

The provision for loan losses for the three-month period ended March 31, 2015 was $23,000, as compared to $16,000 for the three months ended March 31, 2014. The 2015 provision included a $7,000 expense associated with the charge off of an acquired loan while the amount added to our loan loss reserve remained unchanged at $16,000 quarter over quarter. During the quarter ended March 31, 2015, we increased specific reserves approximately $47,000, mainly through a reduction in our unallocated reserves of $27,000. These specific reserves primarily relate to mortgage and consumer loans within our portfolio. By comparison, the first quarter of 2015 had lower levels of net charge-offs at $810 compared to $30,000 for the same period in the prior year. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At March 31, 2015
Real estate loans:
One - to four - family	$73,314	$101	$695
Commercial construction real estate	2,111	—	—
Commercial Mortgages	60,703	—	461
Home equity lines of credit/ Junior liens	9,241	—	51
Commercial loans	17,067	15	74
Consumer loans	1,390	25	—

Total gross loans	$163,826	$141	$1,281
Less:
Net deferred loan fees	(252)	—	(1)
Allowance for loan losses	(1,444)	—	(110)
Total loans, net	$162,130	$141	$1,170

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
Construction	$1,443	$—	$—
One - to four - family	71,828	312	750
Commercial Mortgages	62,163	—	486
Home equity lines of credit/Junior liens	9,502	—	25
Commercial loans	19,000	—	77
Consumer loans	1,403	3	—

Total gross loans	$165,339	$315	$1,338
Less:
Net deferred loan fees	(263)	—	(2)
Allowance for loan losses	(1,429)	—	(130)
Total loans, net	$163,647	$315	$1,206

Non Interest Income: Non interest income increased $158,000, or 46.9%, to $494,000 for the quarter ended March 31, 2015 from $336,000 in the 2014 quarter. Service charges and other fees increased $37,000 and gain on sale of bank owned property increased $96,000, primarily through the sale of an unoccupied operations office during the three months ended March 31, 2015 when compared to the same period a year earlier. In addition, we experienced a slight increase in mortgage banking activities as a result of a $4.2 million increase in loan originations period over period.

Non Interest Expense: Non interest expense increased $536,000 to $2.4 million for the 2015 period from $1.9 million for the three months ended March 31, 2014. The increase occurred in the following areas: $310,000 in compensation and employee benefits, as we added staff as a result of the merger in 2014, $41,000 in service bureau expense, $44,000 in occupancy expense, and $45,000 in expenses related to troubled credits. In addition, other expenses increased $49,000 primarily related to an increase to internet banking expenses. Partially offsetting these increases was a decrease of $19,000 in professional service fees as the three month period ended March 31, 2014 included proposed merger expenses.

Income Taxes: The Company recorded no federal income tax expense for the three months ended March 31, 2015 and March 31, 2014 as a result of the valuation allowance against the Company’s deferred tax asset.

The Company will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration, the Company will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will fully expire between 2028 and 2033.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20%. Liquidity as of March 31, 2015 was $163.0 million, or 66.1%, compared to $146.5 million, or 62.9%, at December 31, 2014. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of March 31, 2015, the Bank had unused borrowing capacity totaling $34.9 million at the FHLB based on pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and to generally sell the remainder of these loans. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the three month period ended March 31, 2015, the Company originated $8.2 million in residential mortgage loans, of which $4.7 million were retained in portfolio while the remainder were sold or are being held for sale. This compares to $3.8 million in originations during the first three months of 2014 of which $2.5 million were retained in portfolio. The Company also originated $2.0 million of commercial loans and $738,000 of consumer loans in the first three months of 2015 compared to $5.5 million of commercial loans and $439,000 of consumer loans for the same period in 2014. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 44.8% and 46.4%, commercial loans 48.8% and 46.6% and consumer loans 6.4% and 7.0% at March 31, 2015 and March 31, 2014, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At March 31, 2015 deposits funded 84.2% of the Company’s total assets compared to 83.1% at December 31, 2014. Certificates of deposit scheduled to mature in less than one year at March 31, 2015 totaled $36.7 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Future liquidity needs are expected to be satisfied through the use of FHLB borrowings, as necessary, and through growth in deposits. Management does not generally plan on paying above-market rates on deposit products, although from time-to-time we may do so as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At March 31, 2015 the Company had $20.8 million in FHLB advances, of which $3.1 million will mature during 2015. FHLB borrowings as a percentage of total assets were 6.1% at March 31, 2015 as compared to 7.0% at December 31, 2014. The Company has sufficient available collateral to obtain additional advances of $34.9 million.

CAPITAL RESOURCES

Stockholders’ equity at March 31, 2015 was $31.1 million, or 9.2% of total assets, compared to $30.5 million, or 9.4% of total assets, at December 31, 2014 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to regulatory capital requirements in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at March 31, 2015. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of March 31, 2015:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$28,491	8.46%	$15,148	4.50%	$21,880	6.50%

Total risk-based capital ( to risk-weighted assets)	$29,935	17.27%	$13,870	8.00%	$17,338	10.00%

Tier 1 risk-based capital ( to risk weighted assets)	$28,491	16.43%	$10,403	6.00%	$13,870	8.00%

Tangible Capital ( to tangible assets)	$28,491	8.46%	$6,732	2.00%	$6,732	2.00%

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

There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2015

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At March 31, 2015 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

Item 1A -	Risk Factors:
Not applicable to smaller reporting companies

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:

(a) Not applicable
(b) Not applicable
(c) Not applicable

Item 3 -	Defaults upon Senior Securities:
Not applicable

Item 4 -	Mine Safety Disclosures:
Not applicable

Item 5 -	Other Information:
Not applicable

Item 6 -	Exhibits

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

Quarter Ended March 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/Michael W. Mahler
Michael W. Mahler
President and Chief Executive Officer

Date: May 13, 2015

By:	/s/Eileen M Budnick
Eileen M. Budnick, VP - Director of Financial Reporting & Accounting
(Principal Financial and Accounting Officer)

Date: May 13, 2015

