Form 10-Q
period 2015-06-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2015-08-14
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at August 14, 2015
(Title of Class)	3,727,014 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2015

INDEX

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet (in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$5,332	$11,205
Overnight deposits with FHLB	59	267
Total cash and cash equivalents	5,391	11,472

Deposits held in other financial institutions	8,428	8,429
Securities available for sale	125,584	119,968
Securities held to maturity	745	790
Loans held for sale	121	88
Loans receivable, net of allowance for loan losses of $1,488 and $1,429 as of June 30, 2015 and December 31, 2014, respectively	165,612	163,647
Foreclosed real estate and other repossessed assets	2,857	2,823
Federal Home Loan Bank stock, at cost	1,636	2,591
Premises and equipment	6,250	6,336
Assets held for sale	271	478
Accrued interest receivable	1,041	986
Intangible assets	1,165	1,286
Deferred tax asset	863	851
Originated mortgage servicing rights	641	710
Bank owned life insurance	4,791	4,727
Other assets	580	685

Total assets	$325,976	$325,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$269,979	$270,734
Advances from borrowers for taxes and insurance	563	203
Advances from Federal Home Loan Bank	23,217	22,885
Accrued expenses and other liabilities	1,148	1,509

Total liabilities	294,907	295,331

Stockholders’ equity:

Common stock ($0.01 par value 20,000,000 shares authorized 4,034,764 shares issued)	40	40
Additional paid-in capital	28,264	28,264
Retained earnings	5,351	4,765
Treasury stock at cost (307,750 shares)	(2,964)	(2,964)
Accumulated other comprehensive income	378	431
Total stockholders’ equity	31,069	30,536

Total liabilities and stockholders’ equity	$325,976	$325,867

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income and Comprehensive Income (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Interest income:
Interest and fees on loans	$2,033	$1,691	$4,038	$3,401
Interest and dividends on investments
Taxable	327	150	621	300
Tax-exempt	30	41	60	83
Interest on mortgage-backed securities	265	143	553	286
Total interest income	2,655	2,025	5,272	4,070

Interest expense:
Interest on deposits	240	192	475	378
Interest on borrowings	68	67	134	130
Total interest expense	308	259	609	508

Net interest income	2,347	1,766	4,663	3,562
(Recovery of) provision for loan losses	(45)	—	(22)	16
Net interest income after provision for loan losses	2,392	1,766	4,685	3,546

Non-interest income:
Service charges and other fees	236	188	454	369
Mortgage banking activities	149	128	250	224
Net gain on sale of securities	1	—	1	—
Net (loss) gain on sale of premises and equipment, real estate owned and other repossessed assets	(1)	(21)	90	(26)
Other	102	49	186	114
Total non-interest income	487	344	981	681

Non-interest expense:
Compensation and employee benefits	1,507	1,110	2,926	2,219
FDIC insurance premiums	55	45	119	91
Advertising	49	44	93	72
Occupancy	267	219	547	456
Amortization of intangible assets	61	10	121	40
Service bureau charges	102	84	205	146
Professional services	137	165	247	294
Collection activity	(6)	11	57	29
Real estate owned & other repossessed assets	28	12	46	29
Other	299	316	570	535
Total non-interest expense	2,499	2,016	4,931	3,911

Income before income tax expense	380	94	735	316
Income tax expense	—	—	—	—

Net Income	$380	$94	$735	$316

Other Comprehensive Income:
Unrealized (loss) gain on investment securities - available for sale securities - net of tax	(293)	161	53	$434
Reclassification adjustment for gains realized in earnings - net of tax	—	—	—	—

Comprehensive Income	$87	$255	$788	$750

Per share data:
Net Income per share
Basic	$0.10	$0.03	$0.20	$0.11
Diluted	$0.10	$0.03	$0.20	$0.11

Weighted average number of shares outstanding
Basic	3,727,014	2,884,049	3,727,014	2,884,049
Including dilutive stock options	3,727,014	2,884,049	3,727,014	2,884,049
Dividends per common share	$0.02	$0.02	$0.04	$0.04

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	40	(2,964)	28,264	4,765	431	30,536

Net income	—	—	—	735	—	735

Change in unrealized gain
on available-for-sale securities
(net of tax of $140)	—	—	—	—	(53)	(53)

Dividends declared	—	—	—	(149)	—	(149)

Balance at June 30, 2015	40	(2,964)	28,264	5,351	378	31,069

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (in thousands)

	For Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$735	$316
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	313	184
(Recovery of) provision for loan loss	(22)	16
Accretion of acquired loans	(5)	—
Amortization and accretion on securities	457	204
Gain on sale of loans held for sale	(139)	(89)
Gain on sale of property and equipment and asset held for sale	(81)	21
Gain on sale of available for sale securities	(1)	—
(Gain) loss on sale of real estate owned and other repossessed assets	(9)	6
Originations of loans held for sale	(8,121)	(5,523)
Proceeds from sale of loans held for sale	8,227	5,406
Net change in:
Accrued interest receivable	(55)	31
Other assets	190	(9)
Bank owned life insurance	(64)	(58)
Accrued expenses and other liabilities	(362)	(47)
Net cash provided by operating activities	1,064	458

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(2,435)	965
Proceeds from maturies and calls of available-for-sale securities	14,463	5,570
Proceeds from sale of real estate and other repossessed assets	472	317
Proceeds from sale of available-for-sale securities	1,761	—
Proceeds from sale of property and equipment	288	2
Proceeds from sale of FHLB stock	955	—
Purchase of securities	(22,331)	(16,186)
Purchase of premises and equipment	(106)	(86)
Net cash used in investing activities	(6,933)	(9,418)

Cash Flows from Financing Activities:
Dividends paid on common stock	(149)	(115)
Net (decrease) increase in deposits	(755)	8,970
Net increase in advances from borrowers	360	232
Advances from Federal Home Loan Bank	8,000	12,055
Repayments of Federal Home Loan Bank advances	(7,668)	(11,711)
Net cash (used in) provided by financing activities	(212)	9,431

Net (decrease) increase in cash and cash equivalents	(6,081)	471
Cash and cash equivalents at beginning of period	11,472	2,766
Cash and cash equivalents at end of period	$5,391	$3,237

Supplemental disclosure of cash flow information:

Cash refunded for taxes paid	$15	$—
Cash paid during the period for interest	533	509
Transfers of loans to foreclosed real estate and repossessed assets	497	265

See accompanying notes to the consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

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

  All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Federal of Northern Michigan Bancorp, Inc., its wholly owned subsidiary First Federal of Northern Michigan (the “Bank”), and the Bank’s wholly owned subsidiaries, Financial Services & Mortgage Corporation (“FSMC”) and FFNM Financial Services, Inc. FSMC invested in real estate, which includes leasing, selling, developing, and maintaining real estate properties. FSMC was dissolved in the first quarter of 2015 since all real estate properties were sold in 2011. The main activity of FFNM Financial Services, Inc. is to collect commission from the sale of non-insured investment products resulting from investment advisory services offered in our branch network. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 3 — BUSINESS COMBINATIONS

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

The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2015 and 2014, as if the merger had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Bank of Alpena. These pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organizations that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of the Company.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net interest income	$2,347	$2,953	$4,663	$5,848
Non-interest income	487	632	981	1,232
Non-interest expense	2,499	3,069	4,931	6,089
Net income	380	476	735	897
Net income per basic and diluted share	0.10	0.17	0.20	0.31
Weighted average shares outstanding	3,727	2,884	3,727	2,884

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

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total

Real estate loans:
Residential mortgages	$397	$6,992	$7,389
Commercial Loans:
	—	109	109
Secured by real estate	3,070	14,721	17,791
Other	1,201	4,213	5,414
Total commercial loans	4,271	19,043	23,314

Consumer loans:
Secured by real state	30	1,568	1,598
Other	—	750	750
Total consumer loans	30	2,318	2,348

Total loans at acquisition date	$4,698	$28,353	$33,051

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total

Loans acquired- contractual required payments	$5,930	$28,587	$34,517
Non accretable yield	(1,232)	—	(1,232)
Expected cash flows	4,698	28,587	33,285
Accretable yield	—	(234)	(234)
Carrying balance at acquisition date	$4,698	$28,353	$33,051

Note 4 — SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$33,210	$157	$(50)	33,317
Municipal obligations	27,660	330	(108)	27,882
Corporate bonds & other obligations	1,514	5	—	1,519
Mortgage-backed securities	62,625	374	(139)	62,860
Equity securities	3	3	—	6

Total	$125,012	$869	$(297)	$125,584

Securities Held to Maturity
Municipal obligations	$745	$1	$—	$746

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$31,221	$58	$(57)	31,222
Municipal obligations	22,894	369	(129)	23,134
Corporate bonds & other obligations	1,549	12	—	1,561
Mortgage-backed securities	63,648	515	(117)	64,046
Equity securities	3	2	—	5

Total	$119,315	$956	$(303)	$119,968

Securities Held to Maturity
Municipal obligations	$790	$118	$—	$908

The amortized cost and estimated market value of securities at June 30, 2015, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	June 30, 2015
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$2,866	$2,882
Due after one year through five years	41,333	41,520
Due in five year through ten years	16,953	16,995
Due after ten years	1,232	1,321

Subtotal	62,384	62,718

Equity securities	3	6
Mortgage-backed securities	62,625	62,860

Total	$125,012	$125,584

Held To Maturity:
Due in one year or less	$45	$45
Due after one year through five years	210	210
Due in five year through ten years	335	336
Due after ten years	155	155

Total	$745	$746

At June 30, 2015 and December 31, 2014, securities with a carrying value and fair value of $29.9 million and $35.0 million, respectively, were pledged to secure certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

For the six months ended June 30, 2015 there were 2 bonds sold with a carrying value of $1.8 million at a gain of $1,000 and there were no sales recorded for the six months ended June 30, 2014.

The following is a summary of securities that had unrealized losses at June 30, 2015 and December 31, 2014. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2015 there were 52 securities with unrealized losses totaling $297,000 and at December 31, 2014, the Company held 72 securities with unrealized losses totaling $303,000.

	June 30, 2015
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$6,344	$(22)	$972	$(28)
Municipal obligations	10,227	(80)	2,196	(28)
Mortgage-backed securities	13,381	(52)	4,124	(87)
Equity securities	—	—	—	—

Total	$29,952	$(154)	$7,292	$(143)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$13,672	$(28)	$971	$(29)
Municipal obligations	9,506	(54)	4,039	(75)
Mortgage-backed securities	9,923	(31)	4,666	(86)
Equity securities	—	—	—	—

Total	$33,101	$(113)	$9,676	$(190)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

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

Note 5 — LOANS

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At June 30,	At December 31,
	2015	2014
	(in thousands)

Real estate loans:
Residential mortgage	$74,937	$71,828
Commercial loans:
Construction - real estate	198	1,443
Secured by real estate	63,820	62,163
Other	17,685	19,000
Total commercial loans	81,703	82,606

Consumer loans:
Secured by real estate	9,183	9,502
Other	1,531	1,403
Total consumer loans	10,714	10,905

Total gross loans	$167,354	$165,339
Less:
Net deferred loan fees	(254)	(263)
Allowance for loan losses	(1,488)	(1,429)

Total loans, net	$165,612	$163,647

As of June 30, 2015 the total outstanding balance and carrying value of acquired impaired loans was $4.4 million and $3.2 million, respectively. Changes to the accretable and non-accretable yield for acquired loans were as follows as of June 30, 2015:

	Acquired	Acquired
	Impaired	Non-
	Non-	Imparied	Acquired
	Accreatable	Accreatable	Total

December 31, 2014 balance	$(1,232)	$(208)	$(1,440)
Net discount associated with acquired loans	—	—	—
Accretion of discount for credit spread	—	34	34
Transfer from non-accreatable to accreatable	25	(25)	—
Loans paid off through June 30, 2015	—	—	—
Loans charged off through June 30, 2015	81	—	81
Total	$(1,126)	$(199)	$(1,325)

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
							Recorded
			Greater				Investment > 90
Originated Loans:	30 - 59 Days	60 - 89 Days	than 90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$198	$198	$—
Commercial Real Estate - other	595	82	—	677	48,462	49,139	—
Commercial - non real estate	282	—	—	282	13,794	14,076	—

Consumer:
Consumer - Real Estate	36	—	7	43	7,485	7,528	—
Consumer - Other	—	—	6	6	1,361	1,367	6

Residential:
Residential	1,783	231	87	2,101	67,041	69,142	87
Total	$2,696	$313	$100	$3,109	$138,341	$141,450	$93

As of June 30, 2015
							Recorded
			Greater				Investment > 90
Acquired Loans:	30 - 59 Days	60 - 89 Days	than 90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	209	224	187	620	14,061	14,681	51
Commercial - non real estate	—	398	151	549	3,060	3,609	—

Consumer:
Consumer - Real Estate	—	—	—	—	1,655	1,655	—
Consumer - Other	—	—	—	—	164	164	—
					—
Residential:
Residential	—	223	321	544	5,251	5,795	42
Total	$209	$845	$659	$1,713	$24,191	$25,904	$93

As of December 31, 2014
							Recorded
			Greater				Investment > 90
Originated Loans:	30 - 59 Days	60 - 89 Days	than 90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$1,443	$1,443	$—
Commercial Real Estate - other	10	195	—	205	46,103	46,308	—
Commercial - non real estate	—	—	—	—	14,544	14,544	—

Consumer:
Consumer - Real Estate	107	4	7	118	7,684	7,802	—
Consumer - Other	3	—	3	6	1,152	1,158	3

Residential:
Residential	1,484	746	386	2,616	62,326	64,942	87
Total	$1,604	$945	$396	$2,945	$133,252	$136,197	$90

As of December 31, 2014
							Recorded
			Greater				Investment > 90
Acquired Loans:	30 - 59 Days	60 - 89 Days	than 90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
	(dollars in thousands)
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	125	128	93	346	15,604	15,950	—
Commercial - non real estate	—	40	104	144	4,217	4,361	—

Consumer:
Consumer - Real Estate	123	—	—	123	1,609	1,732	—
Consumer - Other	—	—	—	—	213	213	—

Residential:
Residential	147	56	461	664	6,222	6,886	225
Total	$395	$224	$658	$1,277	$27,865	$29,142	$225

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

The following table presents the risk category of commercial loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
Originated Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$700	$27
3	—	15,118	5,753
4	178	22,449	5,837
4.5	20	3,328	1,670
5	—	2,811	135
6	—	4,732	654
7	—	—	—
8	—	—	—
Total	$198	$49,138	$14,076

Acquired Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$251	$1,046
3	—	2,244	860
4	—	10,202	823
4.5		472	14
5	—	736	415
6	—	777	451
7	—	0	0
8	—	0	0
Total	$—	$14,682	$3,609

As of December 31, 2014
Originated Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$—	$31
3	—	13,565	6,088
4	1,443	21,757	7,538
4.5	—	3,553	252
5	—	6,040	635
6	—	1,393	—
7	—	—	—
8	—	—	—
Total	$1,443	$46,308	$14,544

Acquired Loans:
	Commercial Real Estate	Commercial Real Estate
Loan Grade	Construction	Other	Commercial

1-2	$—	$280	$1,188
3	—	2,696	876
4	—	10,905	970
4.5		337	21
5	—	1,176	1,150
6	—	547	156
7	—	9	0
8	—	—	0
Total	$—	$15,950	$4,361

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of these loans by class based on the most recent analysis performed as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
		Consumer -
	Residential	Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$68,661	$7,485	$1,367
Special Mention	—	—	—
Substandard	481	43	—
Total	$69,142	$7,528	$1,367

		Consumer -
	Residential	Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$5,466	$1,646	$137
Special Mention	—	—	—
Substandard	329	9	27
Total	$5,795	$1,655	$164

As of December 31, 2014
		Consumer -
	Residential	Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$64,397	$7,778	$1,155
Special Mention	—	—	—
Substandard	545	24	3
Total	$64,942	$7,802	$1,158

		Consumer -
	Residential	Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$6,335	$1,731	$213
Special Mention	—	—	—
Substandard	551	1	—
Total	$6,886	$1,732	$213

The following table presents the recorded investment in non-accrual loans by class as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—
Commercial Real Estate - other	437	486
Commercial	72	77

Consumer:
Consumer - real estate	42	25
Consumer - other	—	—

Residential:
Residential	673	750

Total	$1,224	$1,338

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

The Bank has classified approximately $3.2 million of its impaired loans as troubled debt restructurings as of June 30, 2015. There were no commitments to extend credit to borrowers with loans classified as troubled debt restructurings as of June 30, 2015 and December 31, 2014.

Troubled Debt Restructurings that
	Troubled Debt Restructurings For the three months ended June 30, 2015			Subsequently Defaulted For the three months ended June 30, 2015
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commercial Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Commercial - non real estate	—	—	—	—	—
Residential	—	—	—	—	—
Total	—	$—	$—	—	$—

Troubled Debt Restructurings that
	Troubled Debt Restructurings For the three months ended June 30, 2014			Subsequently Defaulted For the three months ended June 30, 2014
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Consumer - Other	—	—	—	—	—
Residential	—	—	—	—	—
Total	—	$—	$—	—	$—

Troubled Debt Restructurings that
	Troubled Debt Restructurings For the six months ended June 30, 2015			Subsequently Defaulted For the six months ended June 30, 2015
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Troubled Debt Restructurings

Commerical Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Consumer - Real Estate	—	—	—	—	—
Residential	1	110	110	—	—
Total	1	110	110	—	—

Troubled Debt Restructurings that
	Troubled Debt Restructurings For the six months ended June 30, 2014			Subsequently Defaulted For the six months ended June 30, 2014
	Number of Loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Loans	Recorded Investment
		(dollars in thousands)			(dollars in thousands)
Commerical Real Estate - Construction	—	$—	$—	—	$—
Commercial Real Estate - Other	—	—	—	—	—
Consumer - Real Estate	—	—	—	—	—
Residential	—	—	—	—	—
Total	—	—	—	—	—

For the majority of the Bank’s impaired loans, the Bank will apply the market value of collateral methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated evaluations are received, the Bank may discount the collateral value used.

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of June 30, 2015				2015		2015
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—	—	—
Commercial Real Estate - Other	793	791	—	801	13	824	25
Consumer - Real Estate	22	20	—	20	—	20	—
Consumer - Other	—	—	—	—	—	—	—
Residential	419	332	—	339	2	341	5

With a specific allowance recorded:
Commercial	—	—	—	—	—	—	—
Commercial Real Estate - Construction	—	—	—	—	—	—	—
Commercial Real Estate - Other	945	945	11	949	12	954	24
Consumer - Real Estate	18	17	17	18	—	18	—
Consumer - Other	6	6	2	6	—	6	—
Residential	227	221	39	223	—	222	—

Totals:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Other	$1,738	$1,736	$11	$1,750	$25	$1,778	$49
Consumer - Real Estate	$40	$37	$17	$38	$—	$38	$—
Consumer - Other	$6	$6	$2	$6	$—	$6	$—
Residential	$646	$553	$39	$562	$2	$563	$5

				For the Three Months Ended		For the Six Months Ended
Impaired Loans				June 30,		June 30,
As of December 31, 2014				2014		2014
				Average	Interest	Average	Interest
				Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Construction	—	—	—	—	—	—	—
Commercial Real Estate - Other	1,431	1,430	—	1,460	21	1,527	42
Consumer - Real Estate	26	24	—	16	—	16	—
Consumer - Other	—	—	—	—	—	—	—
Residential	781	618	—	553	3	554	4

With a specific allowance recorded:
Commercial	—	—	—	—	—	—	—
Commercial Real Estate - Construction	—	—	—	173	—	173	—
Commercial Real Estate - Other	386	386	10	1,837	4	1,838	9
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	—	—	—	90	1	90	1

Totals:
Commercial	0	0	0	—	—	0	—
Commercial Real Estate - Construction	$—	$—	$—	$173	$—	$173	$—
Commercial Real Estate - Other	$1,817	$1,816	$10	$3,297	$25	$3,365	$51
Consumer - Real Estate	$26	$24	$—	$16	$—	$16	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$781	$618	$—	$643	$4	$644	$5

The allowance for loan and lease loss (“ALLL”) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and six months ended June 30, 2015 and June 30, 2014, respectively:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended June 30, 2015
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$15	$370	$105	$48	$21	$813	$72	$1,444
Charge-offs	—	—	—	(4)	(7)	—	—	(11)
Recoveries	—	61	2	17	—	20	—	100
Provision	(15)	61	33	(19)	4	(113)	4	(45)
Ending Balance	$—	$492	$140	$42	$18	$721	$75	$1,488

For the Six Months Ended June 30, 2015
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$8	$307	$94	$33	$19	$869	$99	$1,429
Charge-offs	—	(3)	—	(4)	(12)	(36)	—	(55)
Recoveries	12	65	4	21	—	34	—	136
Provision	(20)	123	42	(8)	12	(146)	(25)	(22)
Ending Balance	$—	$492	$140	$42	$18	$721	$75	$1,488

Loan Balances Evaluated for Impairment
As of June 30, 2015
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of June 30, 2015
Ending balance: individually
evaluated for impairment	$—	$11	$—	$17	$2	$39	$—	$69

Ending balance: loans collectively
evaluated for impairment	$—	$481	$140	$25	$16	$682	$75	$1,419

Loans as of June 30, 2015
Loans:
Ending Balance	$198	$63,820	$17,685	$9,183	$1,531	$74,937	$—	$167,354

Ending balance: individually
evaluated for impairment	$—	$1,736	$—	$37	$6	$553	$—	$2,332

Ending balance: loans collectively
evaluated for impairment	$198	$47,403	$14,076	$7,491	$1,361	$68,589	$—	$139,118

Acquired loans with deteriorated credit
quality not subject to loan loss reserve	$—	$2,015	$773	$4	$—	$416	$—	$3,208

Other acquired loans not subject
to loan loss reserve	$—	$12,666	$2,836	$1,651	$164	$5,379	$—	$22,696

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$392	$61	$49	$16	$792	$100	$1,458
Charge-offs	—	—	—	—	(1)	(10)	—	(11)
Recoveries	—	12	—	14	—	14	—	40
Provision	—	22	11	(25)	1	(13)	4	—
Ending Balance	$48	$426	$72	$38	$16	$783	$104	$1,487

For the Six Months Ended June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(16)	—	(13)	(6)	(45)	—	(80)
Recoveries	—	32	—	23	—	24	—	79
Provision	—	(34)	9	(34)	1	20	54	16
Ending Balance	$48	$426	$72	$38	$16	$783	$104	$1,487

Loan Balances Evaluated for Impairment
As of June 30, 2014
	Commercial	Commercial		Consumer
	Construction	Real Estate	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of June 30, 2014
Ending balance: individually
evaluated for impairment	$48	$136	$—	$—	$—	$25	$—	$209

Ending balance: loans collectively
evaluated for impairment	$—	$290	$72	$38	$16	$758	$104	$1,278

Loans as of June 30, 2014
Loans:
Ending Balance	$173	$50,197	$12,477	$8,282	$1,193	$64,498	$—	$136,820

Ending balance: individually
evaluated for impairment	$173	$3,284	$—	$16	$—	$633	$—	$4,106

Ending balance: loans collectively
evaluated for impairment	$—	$46,913	$12,477	$8,266	$1,193	$63,865	$—	$132,714

Note 6 — DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

Note 7 — STOCK-BASED COMPENSATION

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

During the three and six months ended June 30, 2015 no shares were awarded under either the 1996 Plan or the 2006 Plan. Shares issued under the plans and exercised pursuant to the exercise of the stock options awarded under the plans may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plans during the six months ended June 30, 2015 is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2015	136,030	$9.54	1.4	$0

Granted	0	N/A

Exercised	0	N/A

Forfeited or expired	(8,650)	$9.52

Oustanding at June 30, 2015	127,380	$9.54	0.9	$0

Options Exercisable at June 30, 2015	127,380	$9.54	0.9	$0

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $6.39 on June 30, 2015 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the stock.

As of June 30, 2015 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended June 30, 2015. In addition, there were no non-vested options as of June 30, 2015.

Restricted Stock Awards – As of June 30, 2015 all restricted stock awards have vested; therefore the Company had no unrecognized compensation costs under the 2006 Plan. There were 5,304 shares available for future stock award grants as of June 30, 2015.

Note 8 — COMMITMENTS TO EXTEND CREDIT

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

At June 30, 2015, the Company had outstanding commitments to originate loans of $28.4 million. These commitments included the following:

As of
June 30, 2015
(in thousands)

Commitments to grant loans	$11,955
Unfunded commitments under lines of credit	16,264
Commercial and standby letters of credit	134

Note 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S.
government corporations and agencies	$1,282	$32,035	$—	$33,317
Municipal obligations	—	26,347	1,535	27,882
Corporate bonds & other obligations	—	1,519	—	1,519
Mortgage-backed securities	—	62,860	—	62,860
Equity securities	6	—	—	6

Total investment securities - available-for-sale	$1,288	$122,761	$1,535	$125,584

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$—	$31,222	$—	$31,222
Municipal obligations	—	20,842	2,292	23,134
Corporate bonds & other obligations	—	1,561	—	1,561
Mortgage-backed securities	—	64,046	—	64,046
Equity securities	5	—	—	5

Total investment securities - available-for-sale	$5	$117,671	$2,292	$119,968

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2014 to June 30, 2015. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2015 and December 31, 2014, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2015
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,736	$—	$—	$1,736

Other real estate owned -residential mortgages	527	—	—	527

Other Real estate owned - commercial	1,568	—	—	1,568

Other repossessed assets	761	—	—	761

Total assets at fair value on a non-recurring basis				$4,592

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$501	$—	$—	$501

Other real estate owned -residential mortgages	—	—	—	—

Other real estate owned - commercial	—	—	—	—

Other repossessed assets	—	—	—	—

Total assets at fair value on a non-recurring basis				$501

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,806	$—	$—	$1,806

Other real estate owned -residential mortgages	336	—	—	336

Other real estate owned - commercial	1,628	—	—	1,628

Other repossessed assets	860	—	—	860

Total assets at fair value on a non-recurring basis				$4,630

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$396	$—	$—	$396

Other real estate owned -residential mortgages	—	—	—	—

Other real estate owned - commercial	—	—	—	—

Other repossessed assets	—	—	—	—

Total assets at fair value on a non-recurring basis				$396

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows:

June 30, 2015	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$5,391	$5,391	$—	$—	$5,391
Deposits held at other financial institutions	8,428	—	7,218	1,240	8,458
Securities available for sale	125,584	1,282	122,767	1,535	125,584
Securities held to maturity	745	—	746	—	746
Loans held for sale	121	—	—	124	124
Loans receivable - net	165,612	—	—	164,658	164,658
Federal Home Loan Bank stock	1,636	—	1,636	—	1,636
Accrued interest receivable	1,041	—	—	1,041	1,041

Financial liabilities:
Customer deposits	269,979	—	270,541	—	270,541
Federal Home Loan Bank advances	23,217	—	23,053	—	23,053
Accrued interest payable	101	—	—	101	101

December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,472	$11,472	$—	$—	$11,472
Deposits held at other financial institutions	8,429	—	8,424	$—	8,424
Securities available for sale	119,968	—	119,968	—	119,968
Securities held to maturity	790	—	908	—	908
Loans held for sale	88	—	—	90	90
Loans receivable - net	163,647	—	—	163,690	163,690
Federal Home Loan Bank stock	2,591	—	2,591	—	2,591
Accrued interest receivable	986	—	—	986	986

Financial liabilities:
Customer deposits	270,734	—	271,200	—	271,200
Federal Home Loan Bank advances	22,885	—	22,696	—	22,696
Accrued interest payable	101	—	—	101	101

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at June 30, 2015 and December 31, 2014, and the results of operations for the three- and six-month periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended June 30, 2015, the Company reported net income of $380,000, or $0.10 per basic and diluted share, compared to $94,000, or $0.03 per basic and diluted share, for the quarter ended June 30 2014, an increase of $286,000. Net income was $735,000, or $0.20 per basic and diluted share, for the six months ended June 30, 2015 as compared to $316,000, or $0.11 per share, for the same period ended June 30, 2014.

Total assets increased $109,000, or less than 1%, to $326.0 million as of June 30, 2015 from $325.9 million as of December 31, 2014. Cash and cash equivalents decreased $6.1 million while investment securities available for sale increased $5.6 million and net loans receivable increased $2.0 million during this time period. Total deposits decreased $755,000 from December 31, 2014 to June 30, 2015 while Federal Home Loan Bank advances increased $332,000.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2015, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2014. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2014 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS: Total assets increased $109,000, or less than 1%, to $326.0 million at June 30, 2015 from $325.9 million at December 31, 2014. Investment securities available for sale increased $5.6 million, or 4.7%, as a result of year to date purchases totaling $22.3 million. Net loans receivable increased $2.0 million, or 1.2%, to $165.6 million at June 30, 2015 from $163.6 million at December 31, 2014. The increase in net loans was attributable primarily to an increase in our mortgage loan portfolio as a result of retaining high-quality 10- and 15-year fixed rate and 7-year adjustable rate mortgages for the six-month period ended June 30, 2015.

LIABILITIES: Deposits decreased $755,000 to $270.0 million at June 30, 2015 from $270.7 million at December 31, 2014. We experienced decreases of $1.1 million in our traditional certificates of deposit, $806,000 in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice), and $4.0 million in money market accounts and NOW demand deposit accounts during the six-month period. Partially offsetting these decreases was an increase of $709,000 in statement savings and $4.4 million in non-interest bearing accounts. Total FHLB advances increased $332,000 to $23.2 million at June 30, 2015 from $22.9 million at December 31, 2014.

EQUITY: Stockholders’ equity increased $533,000 to $31.1 million at June 30, 2015 from $30.5 million at December 31, 2014. The increase was due primarily to net income of $735,000 offset by a decrease of $53,000, net of tax in the unrealized gain on available-for-sale securities and $149,000 for dividends.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

General: Net income increased $286,000 to $380,000 for the three months ended June 30, 2015 from $94,000 for the same period ended June 30, 2014.

Interest Income: Interest income increased to $2.7 million for the three months ended June 30, 2015 from $2.0 million for the year earlier period, due mainly to an increase of $109.0 million in the average balance of interest-earning assets. The yield on our mortgage loans declined to 4.48% for the three months ended June 30, 2015 from 4.68% for same period in 2014, while the yield on non-mortgage loans increased to 5.29% for the three months ended June 30, 2015 compared to 5.19% for the three-month period ended June 30, 2014. The yield decline experienced on the mortgage loan portfolio is a result of continued low interest rates on loan products period over period.

Interest Expense: Interest expense increased to $308,000 for the three months ended June 30, 2015 from $259,000 for the three months ended June 30, 2014. The increase in interest expense was due primarily to an increase of $72.4 million in the average balances of our interest-bearing liabilities. While the average balances increased we made the strategic decision to not be a market leader in certificate of deposit rates in the current rate environment. As a result, the average cost of certificates of deposit decreased to 0.95% for the three months ended June 30, 2015 from 0.98% for the three months ended June 30, 2014. The cost of our FHLB advances increased 17 basis points to 1.26% for the three months ended June 30, 2015 from 1.09% for the three months ended June 30, 2014 due primarily to rising market interest rates on new advances.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended June 30, 2015
	Compared to
	Quarter ended June 30, 2014
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$355	$(13)	$342
Investment securities	317	(34)	$283
Other investments	28	(23)	$5
Total interest-earning assets	700	(70)	630

Interest-bearing liabilities:
Savings Deposits	—	—	—
Money Market/NOW accounts	28	(1)	27
Certificates of Deposit	25	(5)	20
Deposits	53	(6)	47
Borrowed funds	(8)	10	2
Total interest-bearing liabilities	45	4	49

Change in net interest income	$655	$(74)	$581

Net Interest Income: Net interest income increased $581,000 to $2.3 million for the three months ended June 30, 2015 as compared to $1.8 million for the three-months ended June 30, 2014. While net interest income has increased, the yield on interest earning assets has declined 60 basis points to 3.42% at June 30, 2015 from 4.02% at June 30, 2014. In addition, the cost of average interest-bearing liabilities decreased to 0.53% from 0.62% for the three-month periods ended June 30, 2015 and 2014, respectively. The net interest margin decreased to 3.02% for the three months ended June 30, 2015 from 3.50% for same period in 2014.

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

The provision for loan losses for the three months ended June 30, 2015 resulted in income of $45,000 compared to no provision for the same period in 2014. During the quarter ended June 30, 2015, we had net recoveries of $88,000 compared to net recoveries of $29,000 during the quarter ended June 30, 2014, due in large part due to the decrease in the number of loans in foreclosure. The direct effect of the decrease in net charge-offs quarter over quarter and reduced general reserve factors resulted in recovery of provision expense for the period ended June 30, 2015. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income: Non-interest income increased $143,000 to $487,000 for the three months ended June 30, 2015 from $344,000 for the three months ended June 30, 2014. In 2015, we experienced increases of $48,000 in service charge income and $53,000 other income primarily related to insurance and brokerage commission income period over period. In addition, we experienced increases of $21,000 in mortgage banking activities and $20,000 in other income related to gain on sale of bank owned properties.

Non-Interest Expense: Non-interest expense increased $483,000 to $2.5 million for the three months ended June 30, 2015 compared to $2.0 million for the three months ended June 30, 2014. Most notably, compensation and benefits increased $397,000. In addition, for the three month period in 2015 amortization of intangible assets increased $51,000 while we experienced a decrease of $28,000 in professional services during the same period.

Income Taxes: The Company did not record federal income tax expense for the three months ended June 30, 2015 and 2014 due to the net operating loss carry forward that offsets any current tax liability.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

General: Net income increased $419,000 to $735,000 for the six months ended June 30, 2015 from $316,000 for the same period ended June 30, 2014.

Interest Income: Interest income increased $1.2 million to $5.3 million for the six-month period ended June 30, 2015 from $4.1 million for the same period in 2014. This increase was primarily attributable to an increase of $113.4 million in the average balance of our interest-bearing assets for the six months ended June 30, 2015. While the average balances have increased, we experienced a 32 basis point decrease in the yield on our mortgage portfolio to 4.46% for the six-month period ended June 30, 2015 from 4.78% for the same period in 2014, due mainly to lower market interest rates period over period.

Interest Expense: Interest expense for the six months ended June 30, 2015 increased to $609,000 from $508,000 for the six months ended June 30, 2014. The increase in interest expense for the 2015 period was due primarily to an increase in the average balance of our interest-bearing liabilities of $72.8 million.

While the average balances increased, the average cost of our deposit products decreased 9 basis points to 0.45% for the six months ended June 30, 2015 from 0.54% for the six months ended June 30, 2014, as higher costing deposits matured and either left the Bank or were re-priced at lower rates. The cost of our FHLB advances increased 15 basis points to 1.23% for the six months ended June 30, 2015 from 1.08% for the six months ended June 30, 2014 due primarily to rising market interest rates and match funding of longer termed assets with borrowings period over period.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Six Months ended June 30, 2015
	Compared to
	Six Months ended June 30, 2014
	Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$697	$(61)	$636
Investment securities	646	(71)	575
Other investments	75	(84)	(9)
Total interest-earning assets	1,418	(216)	1,202

Interest-bearing liabilities:
Savings Deposits	2	1	3
Money Market/NOW accounts	56	(2)	54
Certificates of Deposit	48	(8)	40
Deposits	106	(9)	97
Borrowed funds	(13)	17	4
Total interest-bearing liabilities	93	8	101

Change in net interest income	$1,325	$(224)	$1,101

Net Interest Income: Net interest income increased $1.1 million to $4.7 million for the six-month period ended June 30, 2015 compared to $3.6 million for the same period in 2014. For the six months ended June 30, 2015, average interest-earning assets increased $113.4 million, or 56.9%, when compared to the same period in 2014. Average interest-bearing liabilities increased $72.8 million, or 51.1%, to $215.4 million for the six months ended June 30, 2015 from $142.6 million for the six months ended June 30, 2014. The yield on average interest-earning assets decreased to 3.39% for the six month period ended June 30, 2015 from 4.10% for the same period in 2014 while the cost of average interest-bearing liabilities decreased to 0.53% from 0.62% for the six-month periods ended June 30, 2015 and 2014, respectively. The net interest margin decreased to 3.00% for the six-month period ended June 30, 2015 from 3.59% for same period in 2014.

Delinquent Loans and Nonperforming Assets. Nonperforming assets decreased $209,000 to $4.3 million at June 30, 2015 from $4.5 million at December 31, 2014 due in large part to a net reduction of $155,000 in loans placed in non-accrual status and the sale of four Bank owned properties during the six-month period ended June 30, 2015.

The ratio of nonperforming loans to total loans was 0.84% and 1.00% at June 30, 2015 and December 31, 2014, respectively. As a percentage of total assets, nonperforming assets decreased to 1.31% at June 30, 2015 from 1.37% at December 31, 2014. The Company experienced an increase in the classified asset ratio to 34.04% as of June 30, 2015 from 22.98% as of December 31, 2014; the increase is attributed to an increase of $4.1 million to substandard commercial loans during the six months ended June 30, 2015.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Total non-accrual loans	$1,224	$1,338

Accrual loans delinquent 90 days or more:
One- to four-family residential	129	312
Other real estate loans	51	—
Construction	—	—
Purchased Out-of-State	—	—
Commerical	—	—
Consumer & other	6	3
Total accrual loans delinquent 90 days or more	$186	$315

Total nonperforming loans (1)	1,410	1,653
Total real estate owned-residential mortgages (2)	527	356
Total real estate owned-Commercial (2)	352	391
Total Purchased Mortgage Out-of-Statel (2)	1,216	1,216
Total real estate owned-Consumer & other repossessed assets (2)	762	860
Total nonperforming assets	$4,267	$4,476

Total nonperforming loans to loans receivable	0.84%	1.00%
Total nonperforming assets to total assets	1.31%	1.37%

(1)	All of the Bank’s loans delinquent more than 90 days are classified as nonperforming.
(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses: For the six-month period ended June 30, 2015, the provision for loan loss resulted in income of $22,000 as compared to provision of $16,000 for the period ended June 30, 2014. Our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the six-month period ended June 30, 2015, we experienced net recoveries of $88,000, as the number of loans in foreclosure has declined period over period. As a result of the decline in net-charge offs period over period the general reserve factors applied to each loan pool in our portfolio decreased. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth the details of our loan portfolio at the dates indicated:

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
June 30, 2015
Real estate loans:
One - to four - family	$74,937	$129	$673
Commercial construction real estate	198	—	—
Commercial Mortgages	63,820	51	437
Home equity lines of credit/ Junior liens	9,183	—	42
Commercial loans	17,685	—	72
Consumer loans	1,531	6	—

Total gross loans	$167,354	$186	$1,224
Less:
Net deferred loan fees	(254)	—	(1)
Allowance for loan losses	(1,488)	—	(92)
Total loans, net	$165,612	$186	$1,130

		Delinquent
	Portfolio	Loans	Non-Accrual
	Balance	Over 90 Days	Loans
	(Dollars in thousands)
December 31, 2014
Real estate loans:
Construction	$1,443	$—	$—
One - to four - family	71,828	312	750
Commercial Mortgages	62,163	—	486
Home equity lines of credit/Junior liens	9,502	—	25
Commercial loans	19,000	—	77
Consumer loans	1,403	3	—

Total gross loans	$165,339	$315	$1,338
Less:
Net deferred loan fees	(263)	—	(2)
Allowance for loan losses	(1,429)	—	(130)
Total loans, net	$163,647	$315	$1,206

Non-Interest Income: Non-interest income increased to $981,000 for the six months ended June 30, 2015 from $681,000 for the six months ended June 30, 2014, mainly due to an $85,000 increase in service charge income and $63,000 increase in insurance and brokerage commission income year over year. In addition, we experienced increases of $26,000 in mortgage banking income and $116,000 in other income related to gain on sale of bank owned properties.

Non-Interest Expense. Non-interest expense increased to $4.9 million for the six months ended June 30, 2015 from $3.9 million for the six months ended June 30, 2014. The increase was primarily due to increases of $707,000 in compensation and benefits, $92,000 in occupancy expenses and $81,000 in amortization of intangible expense. These increases were partially offset by a decrease of $47,000 in professional services related to merger costs incurred during the six months ended June 30, 2014.

Income Taxes: The Company did not record federal income tax expense for the six months ended June 30, 2015 and 2014 due to the net operating loss carry forward that offsets any current tax liability. A valuation allowance of $2.8 million remains on our deferred tax asset as of June 30, 2015.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to maintain liquid assets equal to at least 20% of total deposits and Federal Home Loan Bank advances due in one year or less. Liquidity as of June 30, 2015 was $146.1 million, or 63.2%, compared to $146.5 million, or 62.9%, at December 31, 2014. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral.

The Company retains for its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter term fixed rate mortgage loans) and generally sells the remainder. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the six month period ended June 30, 2015, the Company originated $17.6 million in residential mortgage loans, of which $9.5 million were retained in portfolio while the remainder were sold or are being held for sale. This compares to $9.5 million in originations during the first six months of 2014 of which $4.0 million were retained in portfolio. The Company also originated $10.1 million of commercial loans and $1.5 million of consumer loans in the first six months of 2015 compared to $8.0 million of commercial loans and $1.3 million of consumer loans for the same period in 2014. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 44.8% and 47.1%, commercial loans 48.8% and 45.9% and consumer loans 6.4% and 7.0% at June 30, 2015 and June 30, 2014, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At June 30, 2015 deposits funded 82.8% of the Company’s total assets compared to 83.1% at December 31, 2014. Certificates of deposit scheduled to mature in less than one year at June 30, 2015 totaled $35.9 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a market leader in rates paid for liabilities, although we may from time to time offer higher rates than our competitors, as liquidity needs dictate.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At June 30, 2015 the Company had $23.2 million in FHLB advances and had sufficient available collateral to obtain an additional $31.8 million. FHLB borrowings as a percentage of total assets were 7.1% at June 30, 2015 as compared to 7.0% at December 31, 2014.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2015 was $31.1 million, or 9.5% of total assets, compared to $30.5 million, or 9.4% of total assets, at December 31, 2014 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The Bank is subject to certain capital-to-assets levels in accordance with federal regulations. The Bank was considered “well capitalized” under all capital requirements set forth by the OCC as of June 30, 2015. The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of June 30, 2015:

			Regulatory		Minimum to be
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Tier 1 (Core) capital ( to adjusted assets)	$29,235	9.02%	$14,588	4.50%	$21,072	6.50%

Total risk-based capital ( to risk-weighted assets)	$30,723	17.62%	$13,948	8.00%	$17,435	10.00%

Tier 1 risk-based capital ( to risk weighted assets)	$29,235	16.77%	$10,461	6.00%	$13,948	8.00%

Tangible Capital ( to tangible assets)	$29,235	9.02%	$6,484	2.00%	$6,484	2.00%

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

There has been no change in the Company’s internal control over the financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2015

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings:

At June 30, 2015 there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time the Company is a party to various legal proceedings incident to its business.

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

Quarter Ended June 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: August 14, 2015

By:	/s/ Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting
(Principal Financial and Accounting Officer)

Date: August 14, 2015