Form 10-Q
period 2015-09-30
First Federal of Northern Michigan Bancorp, Inc.
filed 2015-11-13
CIK 1128227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.01	Outstanding at November 13, 2015
(Title of Class)	3,727,014 shares

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS	PAGE

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3 - QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4 - CONTROLS AND PROCEDURES	35

Part II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	36
ITEM 1A - RISK FACTORS	36
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4 - MINE SAFETY DISCLOSURES	36
ITEM 5 - OTHER INFORMATION	36
ITEM 6 - EXHIBITS	36
Section 302 Certifications
Section 906 Certifications
101.INS XBRL Taxonomy Extension Schema
101.SCH XBRL Taxonomy Extension Calculation Linkbase
101.CAL XBRL Taxonomy Extension Label Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet (in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash on hand and due from banks	$8,040	$11,205
Overnight deposits with FHLB	478	267
Total cash and cash equivalents	8,518	11,472

Deposits held in other financial institutions	8,924	8,429
Securities available for sale	130,923	119,968
Securities held to maturity	745	790
Loans held for sale	132	88
Loans receivable, net of allowance for loan losses of $1,514 and $1,429 as of September 30, 2015 and December 31, 2014, respectively	168,063	163,647
Foreclosed real estate and other repossessed assets	2,495	2,823
Federal Home Loan Bank stock, at cost	1,636	2,591
Premises and equipment	6,295	6,336
Assets held for sale	271	478
Accrued interest receivable	1,065	986
Intangible assets	1,105	1,286
Deferred tax asset	2,394	851
Mortgage servicing rights	602	710
Bank owned life insurance	4,824	4,727
Other assets	831	685

Total assets	$338,823	$325,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$279,297	$270,734
Advances from borrowers for taxes and insurance	270	203
Advances from Federal Home Loan Bank	25,072	22,885
Accrued expenses and other liabilities	1,107	1,509

Total liabilities	305,746	295,331

Stockholders' equity:
Common stock ($0.01 par value 20,000,000 shares authorized 4,034,764 shares issued)	40	40
Additional paid-in capital	28,264	28,264
Retained earnings	7,127	4,765
Treasury stock at cost (307,750 shares)	(2,964)	(2,964)
Accumulated other comprehensive income	610	431
Total stockholders' equity	33,077	30,536

Total liabilities and stockholders' equity	$338,823	$325,867

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income and Comprehensive Income (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Interest income:
Interest and fees on loans	$2,056	$1,934	$6,094	$5,335
Interest and dividends on investments
Taxable	317	217	938	518
Tax-exempt	28	44	89	127
Interest on mortgage-backed securities	259	192	811	477
Total interest income	2,660	2,387	7,932	6,457

Interest expense:
Interest on deposits	234	205	709	583
Interest on borrowings	83	65	217	195
Total interest expense	317	270	926	778

Net interest income	2,343	2,117	7,006	5,679
(Recovery of) Provision for loan losses	(4)	257	(26)	273
Net interest income after provision for loan losses	2,347	1,860	7,032	5,406

Non-interest income:
Service charges and other fees	242	206	696	576
Mortgage banking activities	128	127	378	351
Net gain on sale of securities	2	1	4	1
Net (loss) income on sale of premises and equipment, real estate owned and other repossessed assets	(8)	(1)	82	(27)
Bargain purchase gain	—	1,982	—	1,982
Other	104	76	289	188
Total non-interest income	468	2,391	1,449	3,071

Non-interest expense:
Compensation and employee benefits	1,345	1,331	4,271	3,550
FDIC Insurance Premiums	62	56	181	147
Advertising	43	54	136	125
Occupancy	286	274	833	730
Amortization of intangible assets	61	42	182	82
Service bureau charges	114	92	319	238
Professional services	141	50	388	220
Collection activity	25	5	82	34
Real estate owned & other repossessed assets	251	91	297	120
Merger related expense	—	140	—	264
Other	250	336	819	871
Total non-interest expense	2,578	2,471	7,508	6,381

Income before income tax recovery	237	1,780	973	2,096
Income tax recovery	(1,650)	—	(1,650)	—

Net Income	$1,887	$1,780	$2,623	$2,096

Other Comprehensive Income:
Unrealized gain (loss) on investment securities - available for sale securities - net of tax	234	(161)	182	272
Reclassification adjustment for gains realized in earnings - net of tax	(2)	—	(3)	—

Comprehensive Income	$2,119	$1,619	$2,802	$2,368

Per share data:
Net Income per share
Basic	$0.51	$0.53	$0.70	$0.69
Diluted	$0.51	$0.53	$0.70	$0.69

Weighted average number of shares outstanding
Basic	3,727,014	3,369,670	3,727,014	3,047,702
Including dilutive stock options	3,727,014	3,369,670	3,727,014	3,047,702
Dividends per common share	$0.03	$0.02	$0.07	$0.06

See accompanying notes to consolidated financial statements.

First Federal of Northern Michigan Bancorp Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2015	$40	$(2,964)	$28,264	$4,765	$431	$30,536

Net income for the period	—	—	—	2,623	—	2,623

Changes in unrealized gain:
on available-for-sale securities
(net of tax of $92)	—	—	—	—	179	179

Dividends declared	—	—	—	(261)	—	(261)
Balance at September 30, 2015	$40	$(2,964)	$28,264	$7,127	$610	$33,077

See accompanying notes to the consolidated financial statements.

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2014	$32	$(2,964)	$23,854	$2,763	$(160)	$23,525

Exchange of Alpena Banking Corp Stock (842,965 shares issued)	8	—	4,410	—	—	4,418

Net income for the period	—	—	—	2,096	—	2,096

Changes in unrealized gain:
on available-for-sale securities
(net of tax of $141)	—	—	—	—	272	272

Dividends declared	—	—	—	(173)	—	(173)
Balance at September 30, 2014	$40	$(2,964)	$28,264	$4,686	$112	$30,138

See accompanying notes to the consolidated financial statements.

First Federal of Northern Michigan Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$2,623	$2,096
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	474	321
(Recovery of) provision for loan loss	(26)	273
Accretion of acquired loans	(57)	(18)
Amortization and accretion on securities	680	345
Bargain purchase gain	—	(1,982)
Gain on sale of loans held for sale	(204)	(155)
(Gain) loss on sale of property and equipment and asset held for sale	(81)	23
Gain on sale of available for sale securities	(4)	(1)
(Gain) loss on sale of real estate owned and other repossessed assets	(1)	4
Originations of loans held for sale	(12,112)	(9,624)
Proceeds from sale of loans held for sale	12,272	8,726
Deferred income tax benefit	(1,650)	(20)
Net change in:
Accrued interest receivable	(80)	(98)
Other assets	(23)	(152)
Bank owned life insurance	(97)	(87)
Accrued expenses and other liabilities	(403)	191
Net cash provided by (used in) operating activities	1,311	(158)

Cash Flows from Investing Activities:
Net cash received in bank acquisition	—	41,357
Net (increase) decrease in loans	(4,910)	4,049
Proceeds from maturies and calls of available-for-sale securities	23,031	7,473
Proceeds from maturies and calls of held to maturity securities	45	40
Proceeds from sale of real estate and other repossessed assets	906	413
Proceeds from sale of available-for-sale securities	1,831	218
Proceeds from sale of property and equipment	288	3
Proceeds from redemption of FHLB stock	955	—
Purchase of securities	(36,716)	(48,517)
Purchase of premises and equipment	(251)	(180)
Net cash (used in) provided by investing activities	(14,821)	4,856

Cash Flows from Financing Activities:
Dividends paid on common stock	(261)	(173)
Net increase in deposits	8,562	2,691
Net increase in advances from borrowers	67	104
Advances from Federal Home Loan Bank	14,000	12,555
Repayments of Federal Home Loan Bank advances	(11,812)	(15,600)
Net cash provided by (used in) financing activities	10,556	(423)

Net (decrease) increase in cash and cash equivalents	(2,954)	4,275
Cash and cash equivalents at beginning of period	11,472	2,766
Cash and cash equivalents at end of period	$8,518	$7,041

Supplemental disclosure of cash flow information:

Cash refunded for taxes paid	$1,665	$—
Cash paid during the period for interest	927	788
Transfers of loans to foreclosed real estate and repossessed assets	577	1,481

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

All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2—PRINCIPLES OF CONSOLIDATION

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

Note 3—BUSINESS COMBINATIONS

As of August 8, 2014 (“Merger Date”), the Company completed its merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”). Alpena had one branch office and assets with a fair value of $102.6 million as of August 8, 2014. The results of operations due to the merger have been included in the Company’s results since the Merger Date. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 shares of the Company’s common stock.

The merger transaction was recorded using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the Merger Date. The fair value measurements, based on third-party valuations, have been retrospectively reflected and the following table provides the purchase price calculation as of the Merger Date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Purchase Price:
(,000's omitted)

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

The results of operations for the three and nine months ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 51 days subsequent to the Merger Date. Alpena’s results of operations prior to the Merger Date are not included in the Company’s consolidated statement of comprehensive income.

The following table provides pro forma information for the results of operations for the three and nine months ended September 30, 2015 and 2014, as if the merger had occurred on January 1 of each year. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net interest income	$2,343	$2,413	$7,006	$7,217
Non-interest expense	2,578	2,852	7,508	7,921
Net income	1,887	1,709	2,623	1,997
Net income per diluted share	0.51	0.46	0.70	0.54

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

The fair value of loans as of the Merger Date is presented in the following table:

	Acquired Impaired	Acquired Non-Impaired	Acquired Total
Real estate loans:
Residential mortgages	$397	$6,992	$7,389
Commercial Loans:
Construction	—	109	109
Secured by real estate	3,070	14,721	17,791
Other	1,201	4,213	5,414
Total commercial loans	4,271	19,043	23,314

Consumer loans:
Secured by real state	30	1,568	1,598
Other	—	750	750
Total consumer loans	30	2,318	2,348

Total loans at acquisition date	$4,698	$28,353	$33,051

The following table presents data on acquired impaired loans at the Merger Date:

	Acquired Impaired	Acquired Non-Impaired	Acquired Total

Loans acquired- contractual required payments	$5,930	$28,587	$34,517
Non accretable yield	(1,232)	—	(1,232)
Expected cash flows	4,698	28,587	33,285
Accretable yield	—	(234)	(234)
Carrying balance at acquisition date	$4,698	$28,353	$33,051

Note 4—SECURITIES

Investment securities have been classified according to management’s intent. The carrying value and estimated fair value of securities are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,339	$271	$(9)	$34,601
Municipal obligations	28,243	407	(31)	28,619
Corporate bonds & other obligations	—	—	—	—
Mortgage-backed securities	67,415	408	(125)	67,698
Equity securities	2	3	—	5

Total	$129,999	$1,089	$(165)	$130,923

Securities Held to Maturity
Municipal obligations	$745	$1	$—	$746

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
	(in thousands)
Securities Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$31,221	$58	$(57)	31,222
Municipal obligations	22,894	369	(129)	23,134
Corporate bonds & other obligations	1,549	12	—	1,561
Mortgage-backed securities	63,648	515	(117)	64,046
Equity securities	3	2	—	5

Total	$119,315	$956	$(303)	$119,968

Securities Held to Maturity
Municipal obligations	$790	$118	$—	$908

The amortized cost and estimated market value of securities at September 30, 2015, by contract maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with no specified maturity date are separately stated.

	September 30, 2015
	Amortized Cost	Market Value
	(in thousands)
Available For Sale:
Due in one year or less	$1,853	$1,864
Due after one year through five years	41,243	41,625
Due in five year through ten years	18,302	18,461
Due after ten years	1,184	1,270

Subtotal	62,582	63,220

Equity securities	2	5
Mortgage-backed securities	67,415	67,698

Total	$130,000	$130,923

Held To Maturity:
Due in one year or less	$45	$45
Due after one year through five years	210	210
Due in five year through ten years	335	335
Due after ten years	155	155

Total	$745	$746

At September 30, 2015 and December 31, 2014, securities with a carrying value and fair value of $26.3 million and $35.0 million, respectively, were pledged to certain deposit accounts, FHLB advances and our line of credit at the Federal Reserve.

Gross proceeds from the sale of securities for the nine-months ended September 30, 2015 and 2014 were $1.8 million and $218,000, respectively, resulting in gross gains of $4,000 and $646 respectively and gross losses of $0 and $0, respectively.

The following is a summary of temporarily impaired investments that have been impaired for less than and more than twelve months as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,998	$0	$990	$(9)
Corporate bonds & other obligations	—	—	—	—
Municipal obligations	2,603	(20)	1,963	(11)
Mortgage-backed securities	13,891	(49)	3,854	(76)
Equity securities	—	—	—	—

Total	$18,492	$(69)	$6,807	$(96)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

	December 31, 2014
		Gross Unrealized Losses		Gross Unrealized Losses
	Fair Value	<12 months	Fair Value	> 12 months
	(in thousands)
Available For Sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,672	$(28)	$971	$(29)
Municipal obligations	9,506	(54)	4,039	(75)
Mortgage-backed securities	9,923	(31)	4,666	(86)
Equity securities	—	—	—	—

Total	$33,101	$(113)	$9,676	$(190)

Held to Maturity:
Municipal obligations	$—	$—	$—	$—

As of September 30, 2015, there were 27 securities with unrealized losses totaling $165,000 compared to 72 securities with unrealized losses totaling $303,000 at December 31, 2014.

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

Acquired loans are those obtained in the Merger (See Note 3 – Business Combination for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. As of September 30, 2015, no acquired loans were modified as troubled debt restructurings after the Acquisition Date.

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

The following table sets forth the composition of our loan portfolio by loan type at the dates indicated.

	At September 30, 2015	At December 31, 2014
	(in thousands)
Real estate loans:
Residential mortgage	$76,458	$71,828
Commercial loans:
Construction - real estate	257	1,443
Secured by real estate	59,096	62,163
Other	23,387	19,000
Total commercial loans	82,740	82,606

Consumer loans:
Secured by real estate	9,063	9,502
Other	1,557	1,403
Total consumer loans	10,620	10,905

Total gross loans	$169,818	$165,339
Less:
Net deferred loan fees	(241)	(263)
Allowance for loan losses	(1,514)	(1,429)
Total loans, net	$168,063	$163,647

Total outstanding balance and carrying value of acquired impaired loans was $4.2 million and $3.1 million, respectively, as of September 30, 2015. Changes in the accretable yield for acquired impaired loans for the nine months ended September 30, 2015 were as follows:

	Acquired Impaired Non- Accreatable	Acquired Non- Imparied Accreatable	Acquired Total

December 31, 2014 balance	$(1,232)	$(208)	$(1,440)
Net discount associated with acquired loans	—	—	—
Accretion of discount for credit spread	—	57	57
Transfer from non-accreatable to accreatable	25	(25)	—
Loans paid off through September 30, 2015	6	—	6
Loans charged off through September 30, 2015	113	—	113
Total	$(1,088)	$(176)	$(1,264)

The following table illustrates the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)
Originated Loans:
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$257	$257	$—
Commercial Real Estate - other	640	—	—	640	44,577	45,217	—
Commercial - non real estate	29	11	—	40	20,887	20,927	—

Consumer:
Consumer - Real Estate	137	—	—	137	7,353	7,490	—
Consumer - Other	—	—	4	4	1,433	1,437	—

Residential:
Residential	1,273	481	231	1,985	68,906	70,891	125
Total	$2,079	$492	$235	$2,806	$143,413	$146,219	$125

As of September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)
Acquired Loans:
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	222	176	259	657	13,222	13,879	97
Commercial - non real estate	17	359	451	827	1,633	2,460	300

Consumer:
Consumer - Real Estate	—	—	4	4	1,569	1,573	—
Consumer - Other	—	—	—	—	120	120	—

Residential:
Residential	306	—	265	571	4,996	5,567	—
Total	$545	$535	$979	$2,059	$21,540	$23,599	$397

As of December 31, 2014
Originated Loans:	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)

Commercial Real Estate:
Commercial Real Estate - construction	$—	$—	$—	$—	$1,443	$1,443	$—
Commercial Real Estate - other	10	195	—	205	46,103	46,308	—
Commercial - non real estate	—	—	—	—	14,544	14,544	—

Consumer:
Consumer - Real Estate	107	4	7	118	7,684	7,802	—
Consumer - Other	3	—	3	6	1,152	1,158	3

Residential:
Residential	1,484	746	386	2,616	62,326	64,942	87
Total	$1,604	$945	$396	$2,945	$133,252	$136,197	$90

As of December 31, 2014
Acquired Loans:	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(dollars in thousands)
Commercial Real Estate - construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - other	125	128	93	346	15,604	15,950	—
Commercial - non real estate	—	40	104	144	4,217	4,361	—

Consumer:
Consumer - Real Estate	123	—	—	123	1,609	1,732	—
Consumer - Other	—	—	—	—	213	213	—

Residential:
Residential	147	56	461	664	6,222	6,886	225
Total	$395	$224	$658	$1,277	$27,865	$29,142	$225

The Bank uses an eight tier risk rating system to grade its commercial loans. The grade of a loan may change during the life of the loan. The risk ratings are described as follows:

Risk Grade 1 (Excellent):

○	Demonstrates exceptional credit fundamentals, including stable and predictable profit margins and cash flows, strong liquidity, and a conservative balance sheet.

○	Significant cash flow coverage of existing and pro forma debt service.

○	Industry leader with a diversified product mix and broad geographical market distribution.

○	Obligations secured by cash (“on us” deposits) and U.S. Government securities within policy advance rates.

Risk Grade 2 (Superior):

○	The difference between this rating and Class 1 is generally in degree and size. Credit quality is slightly less dominant, with less predictability in earnings and cash flow.

○	Customer may be one of the stronger and larger privately held companies. Balance sheet is conservative with excellent liquidity.

○	Obligations secured by liquid financial instruments within policy advance rates.

Risk Grade 3 (Satisfactory):

○	Obligor may also be a privately held, middle market company with a strong balance sheet, consistent earnings, and worthy of unsecured credit.

○	Leverage, liquidity and coverage average to slightly better than average within industry. Balance sheet may contain some intangibles.

○	History of profitable operations, but conditions exist that would suggest obligor’s earnings could temporarily decline due to market or economic conditions.

○	Cash flow is adequate and profit margins are slightly above average within the industry.

○	Obligor’s product mix may lack diversity or geographic distribution, but is usually not confined to a single product or service.

○	Bank borrowings will tend not to be constant; obligor’s debt instruments would be attractive to other lenders. Most likely would have access to alternative sources of funding (public or private).

Risk Grade 4 (Acceptable):

○	Subject to normal degree of risk.

○	Cash flow is adequate to service debt, but is susceptible to some deterioration due to cyclical, seasonal or economic fluctuations.

○	Balance sheet contains some leverage; liquidity could be temporarily tight. There could be some asset concentration.

○	Access to financial markets could be limited or expensive.

○	Management is experienced but may be concentrated in a few “key” people.

○	Some unfavorable characteristics may exist:
- Reliance on single product or major customer concentration
- Volatility of earnings or earnings weakness due to competition
- Leverage is increasing, but is still within normal industry parameters
- Management is capable but would be tested in an adverse business environment
- High leverage offset by stable or predictable cash flow
○	Borrowings would usually be on a secured basis, with some inventory reliance and fairly steady outstandings. Borrowing base may be fully utilized from time to time.

●	4.5 - Acceptable Risk Monitored:

This rating category is a subset of a Risk Grade 4-Acceptable and serves primarily as an early warning indicator to management to avoid surprises to Special Mention or worse credits. The loans in this category may have several characteristics of a Risk Grade 4 loan, but have negative results and trending that warrant monitoring.

○	More unpredictability in earnings and cash flow. Obligor may have experienced modest and presumably temporary losses; resulting in a temporary negative cash flow.
○	Current financial statements have not been provided by the borrower.

○	Leverage ratios and liquidity are below normal industry standards, but may be deliberate financial restructuring, testing the limits of acceptable capitalization.

○	Secondary source of repayment may be limited.

Grade 4.5 risk rated credits are acceptable, but if the weakness is not checked or corrected the asset may further weaken or inadequately protect the Bank’s credit exposure at some future date.

Risk Grade 5 (Special Mention):
A Special Mention asset is not considered criticized for regulatory purposes. A Special Mention obligor may exhibit a potential weakness that may result in the deterioration of the repayment prospects for the credit or in the Bank’s credit position in the future; however, there must also be a well-defined plan of corrective action that is believed to be credible.

○	The obligor will generally have exhibited a sudden but modest and temporary deterioration, often related to a specific event.

○	Protracted gradual deterioration that appears to represent a trend or sudden deterioration of a more significant magnitude would warrant a more severe risk rating.

○	The action plan may include certain kinds of bridging events (for example, a capital injection) that could resolve the issue.

○	Special Mention asset may also have a single event of uncertainty associated with it, which should generally be resolved within 120 days (for example, management succession, litigation or turnaround acquisition).

Risk Grade 6 (Substandard):
A Substandard asset has well defined weakness(es) where a payment default is possible and a loss is possible, but not yet probable. Assets so classified are inadequately protected by current net worth and repayment capacity or there is a likelihood that collateral will have to be liquidated to repay the debt.

○	Cash flow from operations may be insufficient to meet principal reductions as expected, with the prospect that this condition may not be temporary.

○	Restructure not in the ordinary course of business has occurred or is anticipated.

○	A payment default is possible (at least 20% probability but less than 50%) and there is a dependence upon favorable business, financial, and economic conditions to meet timely payment of interest and repayment of principal.

○	If deficiencies are not corrected, there is a possibility of loss (less than 25% probability) and a question regarding the company’s ability to operate as a going concern.

○	Generally, the asset/loan is considered collectible as to both principal and interest, primarily because of collateral coverage or enterprise value. Loss of principal is not at question, unless current trends were to continue.

Risk Grade 7 (Doubtful):
A Doubtful asset/loan has characteristics of Substandard, but available information suggests it is unlikely that the asset/loan will be repaid in its entirety. A loan/asset with a grade 7 is reported in the Bank’s financial records on a non-accrual basis. The entire asset/loan should be rated Doubtful when any portion is considered Doubtful.

Risk Grade 8 (Loss):
Assets/loans or portions of assets/loans classified as Loss are determined to be uncollectible and are of such little value that their continuing classification as bankable is unwarranted. Accordingly, that portion of an asset/loan with a 75% or greater probability of being uncollectible should be classified Loss and promptly charged off. The remaining portion of the asset/loan may be classified Doubtful, depending on the circumstances. This does not suggest, however, that there is no possibility of a recovery of a portion or all of the charged-off asset/loan at some future time.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
Originated Loans:
Loan Grade	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial

1-2	$—	$658	$342
3	—	12,364	10,852
4	237	21,701	7,336
4.5	20	3,268	357
5	—	2,595	224
6	—	4,631	1,816
7	—	—	—
8	—	—	—
Total	$257	$45,217	$20,927

Acquired Loans:
Loan Grade	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial

1-2	$—	$236	$690
3	—	2,128	392
4	—	9,598	545
4.5		461	7
5	—	694	375
6	—	761	451
7	—	0	0
8	—	0	0
Total	$—	$13,878	$2,460

As of December 31, 2014
Originated Loans:
Loan Grade	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial

1-2	$—	$—	$31
3	—	13,565	6,088
4	1,443	21,757	7,538
4.5	—	3,553	252
5	—	6,040	635
6	—	1,393	—
7	—	—	—
8	—	—	—
Total	$1,443	$46,308	$14,544

Acquired Loans:
Loan Grade	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial

1-2	$—	$280	$1,188
3	—	2,696	876
4	—	10,905	970
4.5		337	21
5	—	1,176	1,150
6	—	547	156
7	—	9	0
8	—	—	0
Total	$—	$15,950	$4,361

For residential real estate and other consumer credit the Company also evaluates credit quality based on the aging status of the loan and by payment activity. Loans 60 or more days past due are monitored by the collection committee.

The following tables present the risk category of loans by class based on the most recent analysis performed as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
	Residential	Consumer - Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$70,350	$7,462	$1,432
Special Mention	—	—	—
Substandard	541	28	4
Total	$70,891	$7,490	$1,436

	Residential	Consumer - Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$5,294	$1,565	$120
Special Mention	—	—	—
Substandard	273	9	—
Total	$5,567	$1,574	$120

As of December 31, 2014
	Residential	Consumer - Real Estate	Consumer - Other
Originated Loans:
Loan Grade:
Pass	$64,397	$7,778	$1,155
Special Mention	—	—	—
Substandard	545	24	3
Total	$64,942	$7,802	$1,158

	Residential	Consumer - Real Estate	Consumer - Other
Acquired Loans:
Loan Grade:
Pass	$6,335	$1,731	$213
Special Mention	—	—	—
Substandard	551	1	—
Total	$6,886	$1,732	$213

The following table presents the recorded investment in non-accrual loans by class as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Commercial Real Estate - construction	$—	$—
Commercial Real Estate - other	370	486
Commercial	151	77

Consumer:
Consumer - real estate	35	25
Consumer - other	4	—

Residential:
Residential	681	750
Total	$1,241	$1,338

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

The Bank has classified approximately $3.1 million of its impaired loans as troubled debt restructurings (“TDRs”) as of September 30, 2015. There were no commitments to extend credit to borrowers with loans classified as TDRs as of September 30, 2015 and December 31, 2014.

TDR loans are classified as being in default on a case by case basis when they fail to be in compliance with the modified terms. For the three and nine months ended September 30, 2015 and 2014 the Company did not have any new TDRs or TDRs that subsequently defaulted.

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

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014:

Impaired Loans As of September 30, 2015				For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no specific allowance recorded:
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Other	728	728	—	756	11	796	36
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	14	12	—	12	—	12	—
Consumer - Other	6	4	—	5	—	4	—
Residential	526	435	—	442	5	449	10

With a specific allowance recorded:
Commercial Real Estate - Construction	—	—	—	—	—	—	—
Commercial Real Estate - Other	935	935	11	940	12	949	36
Commercial - Other	—	—	—	—	—	—	—
Consumer - Real Estate	18	16	16	17	—	17	—
Consumer - Other	—	—	—	—	—	—	—
Residential	185	176	38	178	—	178	1

Totals:
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Other	$1,663	$1,663	$11	$1,696	$23	$1,745	$72
Commercial - Other	$—	$—	$—	$—	$—	$—	$—
Consumer - Real Estate	$32	$28	$16	$29	$—	$29	$—
Consumer - Other	$6	$4	$—	$5	$—	$4	$—
Residential	$711	$611	$38	$620	$5	$627	$11

Impaired Loans As of December 31, 2014				For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Other	—	—	—	—	—	—	—
Commercial - Other	1,431	1,430	—	1,444	21	1,499	63
Consumer - Real Estate	26	24	—	—	—	—	—
Consumer - Other	—	—	—	27	—	27	—
Residential	781	618	—	—	—	—	—
				528	1	534	4
With a specific allowance recorded:
Commercial Real Estate - Construction	—	—	—	173	—	173	—
Commercial Real Estate - Other	—	—	—	392	5	396	13
Commercial - Other	386	386	10	—	—	—	—
Consumer - Real Estate	—	—	—	—	—	—	—
Consumer - Other	—	—	—	—	—	—	—
Residential	—	—	—	179	—	179	1

Totals:
Commercial Real Estate - Construction	$—	$—	$—	$173	$—	$173	$—
Commercial Real Estate - Other	$—	$—	$—	$1,836	$26	$1,895	$76
Commercial - Other	$1,817	$1,816	$10	$—	$—	$—	$—
Consumer - Real Estate	$26	$24	$—	$27	$—	$27	$—
Consumer - Other	$—	$—	$—	$—	$—	$—	$—
Residential	$781	$618	$—	$707	$1	$713	$5

Acquired loans are not subject to individual evaluation for impairment and are not reported as impaired loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated loan portfolio. In accordance with purchase accounting rules, acquired loans were recorded at fair value at the acquisition date and the prior allowance was eliminated. No allowance for loan loss has been established on these acquired loans through September 30, 2015.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense.

Activity in the allowance for loan and lease losses was as follows for the three and nine months ended September 30, 2015 and September 30, 2014, respectively:

Allowance for Credit Losses
For the Three Months Ended September 30, 2015
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$—	$492	$140	$42	$18	$721	$75	$1,488
Charge-offs	—	—	—	(7)	(3)	(5)	—	(15)
Recoveries	1	9	—	8	15	13	—	46
Provision	—	(1)	55	(7)	(15)	(52)	15	(5)
Ending Balance	$1	$500	$195	$36	$15	$677	$90	$1,514

For the Nine Months Ended September 30, 2015
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$8	$307	$94	$33	$19	$869	$99	$1,429
Charge-offs	—	(3)	—	(11)	(15)	(42)	—	(71)
Recoveries	13	74	5	28	16	46	—	182
Provision	(20)	122	96	(14)	(5)	(196)	(9)	(26)
Ending Balance	$1	$500	$195	$36	$15	$677	$90	$1,514

Loan Balances Evaluated for Impairment
As of September 30, 2015
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of September 30, 2015
Ending balance: individually evaluated for impairment	$—	$11	$—	$16	$—	$38	$—	$65

Ending balance: loans collectively evaluated for impairment	$1	$489	$195	$20	$15	$639	$90	$1,449

Loans as of September 30, 2015
Loans:
Ending Balance	$257	$59,096	$23,387	$9,063	$1,557	$76,458	$—	$169,818

Ending balance: individually evaluated for impairment	$—	$1,663	$—	$28		$611	$—	$2,302

Ending balance: loans collectively evaluated for impairment	$257	$43,554	$20,927	$7,462	$1,436	$70,280	$—	$143,916

Acquired loans with deteriorated credit quality not subject to loan loss reserve	$—	$1,892	$810	$11	$—	$401	$—	$3,114

Other acquired loans not subject to loan loss reserve	$—	$11,987	$1,650	$1,563	$120	$5,166	$—	$20,486

Allowance for Credit Losses
For the Three Months Ended September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$426	$72	$38	$16	$783	$104	$1,487
Charge-offs	—	(225)	—	(2)	(17)	(66)	—	(310)
Recoveries	—	14	1	3	—	12	—	30
Provision	2	18	(14)	(1)	6	211	35	257
Ending Balance	$50	$233	$59	$38	$5	$940	$139	$1,464

For the Nine Months Ended September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)

Allowance for credit losses:
Beginning Balance	$48	$444	$63	$62	$21	$784	$50	$1,472
Charge-offs	—	(241)	—	(15)	(23)	(111)	—	(390)
Recoveries	—	45	1	26	—	37	—	109
Provision	2	(15)	(5)	(35)	7	230	89	273
Ending Balance	$50	$233	$59	$38	$5	$940	$139	$1,464

Loan Balances Individually Evaluated for Impairment
As of September 30, 2014
	Commercial Construction	Commercial Real Estate	Commercial	Consumer Real Estate	Consumer	Residential	Unallocated	Total
	(dollars in thousands)
Allowance for loan losses as of September 30, 2014
Ending balance: individually evaluated for impairment	$48	$11	$—	$—	$—	$39	$—	$98

Ending balance: loans collectively evaluated for impairment	$2	$222	$59	$38	$5	$901	$139	$1,366

Loans as of September 30, 2014
Loans:
Ending Balance	$634	$45,697	$12,578	$7,905	$1,098	$65,526	$—	$133,438

Ending balance: individually evaluated for impairment	$173	$1,620	$202	$39	$—	$1,370	$—	$3,404

Ending balance: loans collectively evaluated for impairment	$461	$44,077	$12,376	$7,866	$1,098	$64,156	$—	$130,034

Note 6–DIVIDENDS

We are dependent primarily upon the Bank for our earnings and funds to pay dividends on common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered by the Board of Directors.

Note 7–STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2015 the Company awarded no shares under the either the 2006 Plan or the 1996 Plan. Shares issued under the plans and exercised pursuant to the exercise of stock options may be either authorized but unissued shares or reacquired shares held by the Company as treasury stock.

Stock Options - A summary of option activity under the Plan during the nine months ended September 30, 2015 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	136,030	$9.54	1.4	$—

Granted	—	N/A

Exercised	—	N/A

Forfeited or expired	(14,400)	$9.35

Outstanding at September 30, 2015	121,630	$9.57	0.6	$—

Options Exercisable at September 30, 2015	121,630	$9.57	0.6	$—

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $6.29 on September 30, 2015 and the exercise price times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the stock.

As of September 30, 2015 the Company had no unrecognized compensation cost related to nonvested options under the Plan. There were no shares which vested during the quarter ended September 30, 2015. In addition, there were no non-vested options as of September 30, 2015.

Restricted Stock Awards – As of September 30, 2015 all restricted stock awards have vested, therefore the Company had no unrecognized compensation costs under the 2006 Plan. There were 5,304 shares available for future stock award grants as of September 30, 2015.

Note 8–COMMITMENTS TO EXTEND CREDIT

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

At September 30, 2015, the Company had outstanding commitments to originate loans of $23.5 million. These commitments include the following:

As of September 30, 2015
(in thousands)

Commitments to grant loans	$6,373
Unfunded commitments under lines of credit	16,939
Commercial and standby letters of credit	130

Note 9–FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
	(dollars in thousands)
Assets
Investment securities- available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	$1,282	$33,319	$—	$34,601
Municipal obligations	—	26,781	1,838	28,619
Corporate bonds & other obligations	—	—	—	—
Mortgage-backed securities	—	67,698	—	67,698
Equity securities	5	—	—	5

Total investment securities - available-for-sale	$1,287	$127,798	$1,838	$130,923

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
	(dollars in thousands)
Assets
Investment securities - available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,279	$29,943	$—	$31,222
Municipal obligations	—	20,872	2,262	23,134
Corporate bonds & other obligations	—	1,561	—	1,561
Mortgage-backed securities	—	64,046	—	64,046
Equity securities	5	—	—	5

Total investment securities - available-for-sale	$1,284	$116,422	$2,262	$119,968

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.

There were no transfers between Levels 1 and 2 of the fair value hierarchy from December 31, 2014 to September 30, 2015. For the available for sale securities, the Company obtains fair value measurements from an independent third-party service.

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Available-for-Sale Securities	Available-for-Sale Securities

Balance, beginning of period	$1,984	$2,292

Purchases	—	—
Sales or maturities	(117)	(275)
Unrealized gain (loss)	(29)	(179)

Balance, end of period	$1,838	$1,838

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Available-for-Sale Securities	Available-for-Sale Securities

Balance, beginning of period	$1,905	$1,941

Purchases	360	360
Sales or maturities	(122)	(100)
Unrealized gain (loss)	119	61

Balance, end of period	$2,262	$2,262

The Company has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2015 and December 31, 2014, such assets consist primarily of impaired loans and other real estate owned. The Company has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2015
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,663	$—	$—	$1,663

Other real estate owned -residential mortgages	527	—	—	527

Other Real estate owned - commercial	1,721	—	—	1,721

Other repossessed assets	774	—	—	774

Total assets at fair value on a non-recurring basis				$4,685

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$540	$—	$—	$540

Other real estate owned -residential mortgages	—	—	—	—

Other real estate owned - commercial	—	—	—	—

Other repossessed assets	—	—	—	—

Total assets at fair value on a non-recurring basis				$540

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Originated Assets:

Impaired loans accounted for under FASB ASC 310-10	$1,806	$—	$—	$1,806

Other real estate owned -residential mortgages	336	—	—	336

Other real estate owned - commercial	1,628	—	—	1,628

Other repossessed assets	860	—	—	860

Total assets at fair value on a non-recurring basis				$4,630

Acquired Assets:

Impaired loans accounted for under FASB ASC 310-10	$396	$—	$—	$396

Other real estate owned -residential mortgages	—	—	—	—

Other real estate owned - commercial	—	—	—	—

Other repossessed assets	—	—	—	—

Total assets at fair value on a non-recurring basis				$396

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

Deposits Held in Other Financial Institutions - Fair value for the Bank’s deposits held in other financial institutions was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections.

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

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values, related carrying or notional amounts, and level of the Company’s financial instruments are as follows:

September 30, 2015	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$8,518	$8,518	$—	$—	$8,518
Deposits held at other financial institutions	8,924	—	8,924	—	8,924
Securities available for sale	130,923	1,287	127,798	1,838	130,923
Securities held to maturity	745	—	746	—	746
Loans held for sale	132	—	—	147	147
Loans receivable - net	168,063	—	—	167,238	167,238
Federal Home Loan Bank stock	1,636	—	1,636	—	1,636
Accrued interest receivable	1,065	—	—	1,065	1,065

Financial liabilities:
Customer deposits	279,297	—	279,851	—	279,851
Federal Home Loan Bank advances	25,072	—	25,036	—	25,036
Accrued interest payable	101	—	—	101	101

December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,472	$11,472	$—	$—	$11,472
Deposits held at other financial institutions	8,429	—	8,429	—	8,429
Securities available for sale	119,968	1,284	116,392	2,292	119,968
Securities held to maturity	790	—	908	—	908
Loans held for sale	88	—	—	90	90
Loans receivable - net	163,647	—	—	163,690	163,690
Federal Home Loan Bank stock	2,591	—	2,591	—	2,591
Accrued interest receivable	986	—	—	986	986

Financial liabilities:
Customer deposits	270,734	—	271,200	—	271,200
Federal Home Loan Bank advances	22,885	—	22,696	—	22,696
Accrued interest payable	101	—	—	101	101

Note 10–RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2016 (therefore, for the year ending December 31, 2017 for the Corporation). Early implementation is not allowed for public companies. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

AND SUBSIDIARIES

PART Ι - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of the Company at September 30, 2015 and December 31, 2014, and the results of operations for the three- and nine-month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

For the quarter ended September 30, 2015, the Company reported net income of $1.9 million, or $0.51 per basic and diluted share, compared to $1.8 million, or $0.53 per basic and diluted share, for the quarter ended September 30, 2014, an increase of $107,000. For the nine months ended September 30, 2015 net income was $2.6 million, or $0.70 per basic and diluted share as compared to $2.1 million, or $0.69 per share, for the same period ended September 30, 2014. Net income results for the three and nine months ended September 30, 2015 and September 30, 2014 include the recovery of $1.7 million of the valuation reserve on our deferred tax asset and the bargain purchase gain of $2.0 million related to our merger with Alpena, respectively.

Total assets increased $13.0 million, or 4.0%, to $338.8 million as of September 30, 2015 from $325.9 million as of December 31, 2014. Investment securities available-for-sale increased $11.0 million, or 9.1%, from December 31, 2014 to September 30, 2015. Cash and cash equivalents decreased $3.0 million and net loans receivable increased $4.4 million during this time period. Total deposits increased $8.6 million from December 31, 2014 to September 30, 2015, while Federal Home Loan Bank advances increased $2.2 million and equity increased $2.5 million.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2015, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2014. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2014 Annual Report. Management believes its critical accounting policies relate to the Company’s allowance for loan losses, real estate owned, mortgage servicing rights, valuation of deferred tax assets and impairment of intangible assets.

MERGER

We completed the merger with Alpena Banking Corporation and its wholly owned subsidiary Bank of Alpena (“Alpena”), as of August 8, 2014. Alpena had one branch office and assets with a fair value of $102.6 million as of August 8, 2014. The merger was effected by the issuance of shares of the Company’s common stock to Alpena Banking Corporation shareholders. Each share of Alpena’s common stock was converted into the right to receive 1.549 shares of the Company’s common stock, with cash paid in lieu of fractional shares. The conversion of Alpena’s shares resulted in the issuance of 842,965 share of the Company’s common stock.

The merger transaction was recorded using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the Merger Date. The fair value measurements, based on third-party valuations, have been retrospectively reflected and the following table provides the purchase price calculation as of the Merger Date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

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

We recorded merger related expenses of $140,000 and $264,000 during the three and nine months ended September 30, 2014. These expenses were for professional services such as legal, accounting and contractual arrangements for consulting services. Alpena’s entire operating system has been integrated with the Company’s.

In conjunction with the Merger the Company has closed one branch location and an operations center. The operations center was sold in January of 2015 and the Company has received a market value assessment on the branch location and has classified the building as an asset held for sale as of September 30, 2015.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Assets: Total assets increased $13.0 million, or 4.0%, to $338.8 million at September 30, 2015 from $325.9 million at December 31, 2014. During the nine-month period the following changes occurred: investment securities available for sale increased $11.0 million, or 9.1% and net loans receivable increased $4.4 million, or 2.7%, to $168.1 million at September 30, 2015 from $163.6 million at December 31, 2014. Mortgage loans increased $4.6 million as a result of our continued effort to grow this portfolio by retaining certain high-quality adjustable rate mortgages and 10- and 15- year fixed rate residential mortgages as opposed to selling them.

Liabilities: Deposits increased $8.6 million, to $279.3 million at September 30, 2015 from $270.7 million at December 31, 2014. During the nine months ended September 30, 2015 we experienced increases of $172,000 in statement savings accounts and $16.6 million in non-interest bearing demand deposit accounts. Partially offsetting these increases were decreases of $3.9 million in NOW demand deposit accounts, $936,000 in money market deposit accounts, $2.3 million in our traditional certificates of deposit and $1.1 million in our liquid certificates of deposit (from which customers can take a penalty–free withdrawal with seven days advance written notice) as, in general, we were not the market leader in rates on this product during this time period. FHLB advances increased $2.2 million to $25.1 million at September 30, 2015 from $22.3 million at December 31, 2014.

Equity: Stockholders’ equity increased $2.5 million to $33.1 million at September 30, 2015 from $30.5 million at December 31, 2014. The increase in stockholders’ equity was mainly attributable to net income reported for the nine month period of $2.6 million which includes the reserve recovery of our deferred tax asset of $1.7 million and $179,000 in unrealized gains on available for sale securities net of tax.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

General: Net income increased $107,000 to $1.9 million for the three months ended September 30, 2015 from $1.8 million for the same period ended September 30, 2014.

Interest Income:  Interest income was $2.7 million for the three months ended September 30, 2015, compared to $2.4 million for the comparable period in 2014. The increase in interest income was due to an increase of $45.0 million in the average balance of our interest-earning assets that resulted from the bonds purchased subsequent to the merger with Alpena during the three months ended September 30, 2014. We experienced the following quarter over quarter average balance increases: $6.3 million in mortgage loans, $4.5 in non-mortgage loans and $34.2 million in available for sale securities. We experienced a decrease of $3.0 million in cash and cash equivalents for the three months ended September 30, 2015 when compared to the same period in 2014. In spite of the increases in our loan portfolios, the average yield on our interest-earning assets declined 16 basis points to 3.37% for the three-month period ended September 30, 2015 from 3.53% for the same period in 2014. The decrease in asset yields is primarily a function of the increased level of lower yielding available-for-sale securities, as of September 30, 2015.

Interest Expense:  Interest expense was $317,000 for the three-month period ended September 30, 2015, compared to $270,000 for the same period in 2014. The increase in interest expense for the three-month period was due in part to a 22 basis point increase in the cost of our Federal Home Loan Bank advances to 1.34% as of September 30, 2015 from 1.12% for same period a year ago.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Quarter ended September 30, 2015 Compared to Quarter ended September 30, 2014 Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$128	$(6)	$122
Investment securities	206	(35)	$171
Other investments	(23)	3	$(20)
Total interest-earning assets	311	(38)	273

Interest-bearing liabilities:
Savings Deposits	—	—	—
Money Market/NOW accounts	17	—	17
Certificates of Deposit	5	7	12
Deposits	22	7	29
Borrowed funds	4	14	18
Total interest-bearing liabilities	26	21	47

Change in net interest income	$285	$(59)	$226

Net Interest Income:  Net interest income increased $226,000 to $2.3 million for the three-month period ended September 30, 2015 as compared to $2.1 million for the same period in 2014. For the three months ended September 30, 2015, average interest-earning assets increased $45.0 million, or 16.7%, to $314.3 million when compared to the same period in 2014. Average interest-bearing liabilities increased $36.9 million, or 18.9%, to $232.3 million for the quarter ended September 30, 2015 from $195.5 million for the quarter ended September 30, 2014. The yield on average interest-earning assets decreased to 3.37% for the three month period ended September 30, 2015 from 3.53% for the same period ended in 2014. The cost of average interest-bearing liabilities decreased to 0.54% from 0.55% for the three-month periods ended September 30, 2015 and September 30, 2014, respectively. The net interest margin decreased 17 basis points to 2.97% for the three-month period ended September 30, 2015 from 3.14% for same period in 2014.

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

The provision for loan losses for the three month period ended September 30, 2015 was a recovery of $4,000 compared to provision of $257,000 for the prior year period. Our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the three months ended September 30, 2015, we experienced net recoveries of $9,000 compared to net-charge offs of $280,000 for the prior year period. The direct effect of the decreased charge-offs quarter over quarter resulted in a decrease in the general reserve factor applied to each pool of loans in our portfolio for the quarter ended September 30, 2015, which in turn was a main cause of the decrease in provision period over period. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

Non-Interest Income:  Non-interest income decreased to $468,000 for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014, related primarily to the bargain purchase gain of $2.0 million that was recorded as a result of the merger with Alpena during the three months ended September 30, 2014. Service charges and fee income increased $36,000 when compared to the same period in 2014.

Non-Interest Expense:  Non-interest expense was $2.6 million for the three months ended September 30, 2015 as compared to $2.5 million for the same period in 2014. Professional services increased $91,000, related to legal and accounting services, when compared to the 2014 quarter. In addition, we experienced an increase in real estate owned expenses of $160,000 during the three month period ended September 30, 2015 as a result of a valuation reserve expense on our largest piece of Bank-owned property. Partially offsetting these increases was a decrease in merger related expenses of $140,000 when compared to the three months ended September 30, 2014.

Income Taxes:  The Company recorded an income tax benefit of $1.7 million the three months ended September 30, 2015 and no federal income taxes for the three months ended September 30, 2014. During the three months ended September 30, 2015 management evaluated the deferred tax asset and, as a result of that evaluation, a valuation reserve recovery of $1.7 million was recorded as it was determined that it is “more likely than not” that the future tax assets will be recognized before their expiration. A valuation allowance of $1.1 million remains on our current deferred tax asset as of September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

General:  Net income increased $527,000 to $2.6 million for the nine months ended September 30, 2015 from $1.9 million for the same period ended September 30, 2014. This increase is primarily attributed to the reserve recovery of the deferred tax asset that was recorded during the nine-month period ended September 30, 2015.

Interest Income:  Interest income was $7.9 million for the nine months ended September 30, 2015, compared to $6.5 million for the comparable period in 2014. The increase of $1.5 million, or 22.8%, in interest income was due in large part to an increase of $90.3 million in average balances of interest earning assets for the nine months ended September 30, 2015. While we experienced an increase in average balances our yield on these assets declined 49 basis points to 3.39% for the nine-month period ended September 30, 2015 as compared to 3.88% for the same period in 2014. The decrease in yield is attributed to an increase of $65.9 million in the average balance of our available-for-sale investment portfolio with a yield of 1.78% as of September 30, 2015 compared to a yield of 2.10% for the prior year period.

Interest Expense:  Interest expense was $926,000 for the nine-month period ended September 30, 2015 compared to $778,000 for the same period in 2014. The increase in interest expense was due primarily to a period over period increase in the cost of funds on Federal Home Loan Bank advances of 18 basis points, to 1.27% compared to 1.09% for the same period in 2014. In addition, we experienced an increase of $34.1 million in the average balance of core deposits, which serve as a low cost funding source for the Company.

The following table sets forth information regarding the changes in interest income and interest expense of the Bank during the periods indicated.

	Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014 Increase (Decrease) Due to:
	Volume	Rate	Total
	(in thousands)
Interest-earning assets:
Loans receivable	$822	$(63)	$759
Investment securities	853	(108)	745
Other investments	20	(49)	(29)
Total interest-earning assets	1,695	(220)	1,475

Interest-bearing liabilities:
Savings Deposits	2	—	2
Money Market/NOW accounts	73	(1)	72
Certificates of Deposit	53	(1)	52
Deposits	128	(2)	126
Borrowed funds	(8)	30	22
Total interest-bearing liabilities	120	28	148

Change in net interest income	$1,575	$(248)	$1,327

Net Interest Income:  Net interest income increased $1.3 million to $7.0 million for the nine months ended September 30, 2015 compared to the year earlier period. For the nine months ended September 30, 2015, average interest-earning assets increased $90.3 million, or 40.6%, and average interest-bearing liabilities increased $60.2 million, or 39.5%, when compared to the year earlier period. The yield on average interest-earning assets decreased to 3.39% for the nine months ended September 30, 2015 from 3.88% for the same period ended in 2014. The average cost of interest-bearing liabilities decreased to 0.53% from 0.60% for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. The net interest margin decreased 42 basis points to 2.99% for the nine-month period ended September 30, 2015, from 3.41% for the same period in 2014.

Delinquent Loans and Nonperforming Assets:  Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as non-performing loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on non-accrual status and reported as past due or non-performing using the same criteria that is applied to the originated loan portfolio.

	September 30,	December 31,
	2015	2014
	(in thousands)

Total non-accrual loans	$1,241	$1,338

Accrual loans delinquent 90 days or more:
One- to four-family residential	125	312
Other real estate loans	97	—
Construction	—	—
Purchased Out-of-State	—	—
Commerical	300	—
Consumer & other	—	3
Total accrual loans delinquent 90 days or more	$522	$315

Total nonperforming loans (1)	1,763	1,653
Total real estate owned-residential mortgages (2)	375	356
Total real estate owned-Commercial (2)	1,346	391
Total purchased mortgage out-of-state participation (2)	—	1,216
Total real estate owned-Consumer & other repossessed assets (2)	774	860
Total nonperforming assets	$4,258	$4,476

Total nonperforming loans to loans receivable	1.04%	1.00%
Total nonperforming loans to total assets	0.52%	0.51%
Total nonperforming assets to total assets	1.26%	1.37%

(1)	All of the Bank's loans delinquent more than 90 days are classified as nonperforming.
(2)	Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair market value or the principal balance of the related loan.

Provision for Loan Losses:  The provision for loan losses was a recovery of $26,000 for the nine-month period ended September 30, 2015 compared to provision of $273,000 for the comparable period in 2014. As discussed above in the discussion for the three-month period ended September 30, 2015, our provision for loan losses is based on a twelve-quarter rolling average of actual net charge-offs adjusted for various environmental factors for each pool of loans in our portfolio. During the nine-months ended September 30, 2015, we experienced net recoveries on charged off loans of $97,000. As a result of the decrease in charge-offs we decreased the reserve factors applied to the loan pools classified as substandard based on the inherent increased risk associated with those credits. The provision was based on management’s review of the components of the overall loan portfolio, the status of non-performing loans and various subjective factors.

The following table sets forth our delinquent and non-accrual loans at the dates indicated:

	Portfolio Balance	Delinquent Loans Over 90 Days	Non-Accrual Loans
	(in thousands)
At September 30, 2015
Real estate loans:
Construction	$257	$—	$—
One - to four - family	76,458	125	681
Commercial Mortgages	59,096	97	370
Home equity lines of credit/ Junior liens	9,063	—	39
Commercial loans	23,387	300	151
Consumer loans	1,557	—	—

Total gross loans	$169,818	$522	$1,241
Less:
Net deferred loan fees	(241)	—	(1)
Allowance for loan losses	(1,514)	(25)	(206)
Total loans, net	$168,063	$497	$1,034

	Portfolio Balance	Delinquent Loans Over 90 Days	Non-Accrual Loans
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
Construction	$1,443	$—	$—
One - to four - family	71,828	312	750
Commercial Mortgages	62,163	—	486
Home equity lines of credit/Junior liens	9,502	—	25
Commercial loans	19,000	—	77
Consumer loans	1,403	3	—

Total gross loans	$165,339	$315	$1,338
Less:
Net deferred loan fees	(263)	—	(2)
Allowance for loan losses	(1,429)	—	(130)
Total loans, net	$163,647	$315	$1,206

Non-Interest Income:  Non-interest income was $1.4 million for the nine-month period ended September 30, 2015, a decrease of $1.6 million from the prior year period. Most notably, the nine-month results in 2014 reflect the bargain purchase gain of $2.0 million recorded as a result of the merger with Alpena. Partially offsetting this item are increases of $120,000 in service charges and fees and $109,000 in gain on sale of Bank-owned properties as we sold the former operations center building during the nine months ended September 30, 2015.

Non-Interest Expense:  Non-interest expense increased to $7.5 million for the nine months ended September 30, 2015 from $6.4 million for the nine months ended September 30, 2014. We experienced increases of $721,000 in salaries and benefits as a result of the merger with Alpena, $103,000 in occupancy expenses, $168,000 in other professional services, primarily associated with accounting and legal services and $177,000 in real estate owned expenses related to a valuation reserve that was established on our largest piece of real estate owned. Partially offsetting these increases were decreases of $264,000 in merger related expenses and $52,000 in other expenses primarily related to commercial loan expenses.

Income Taxes:  As stated in the three month comparison, the Company recorded an income tax benefit of $1.7 million for the nine months ended September 30, 2015 and no federal income tax expense for the nine months ended September 30, 2014. The income tax benefit is related to the recovery of $1.7 million of the valuation reserve on the deferred tax asset as management’s evaluation of the asset reflected a “more likely than not” result that the future tax assets will be recognized before their expiration. A valuation allowance of $1.1 million remains on our current deferred tax asset as of September 30, 2015.

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

Liquidity represents the amount of an institution’s assets that can be quickly and easily converted into cash without significant loss. The most liquid assets are cash, short-term U.S. Government securities, U.S. Government agency securities and certificates of deposit. The Company is required to maintain sufficient levels of liquidity as defined by OCC regulations. This requirement may be varied at the direction of the OCC. Regulations currently in effect require that the Bank must maintain sufficient liquidity to ensure its safe and sound operation. The Company’s objective for liquidity is to be above 20% of net deposits and short-term borrowings. Liquidity as of September 30, 2015 was $157.3 million, or 65.6%, compared to $146.5 million, or 62.9% at December 31, 2014. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. The liquidity calculated by the Company includes additional borrowing capacity available with the FHLB. This borrowing capacity is based on pledged collateral. As of September 30, 2015, the Bank had unused borrowing capacity totaling $29.2 million at the FHLB based on the pledged collateral.

The Company intends to retain in its portfolio certain originated residential mortgage loans (primarily adjustable rate and shorter-term fixed-rate mortgage loans) and to generally sell the remainder in the secondary market. The Bank will from time to time participate in or originate commercial real estate loans, including real estate development loans. During the nine month period ended September 30, 2015 the Company originated $27.3 million in residential mortgage loans, of which $15.2 million were retained in portfolio while the remainder were sold or are being held for sale. This compares to $17.8 million in originations during the first nine months of 2014 of which $8.2 million were retained in portfolio. The Company also originated $14.8 million of commercial loans and $2.7 million of consumer loans in the first nine months of 2015 compared to $11.8 million of commercial loans and $1.9 million of consumer loans for the same period in 2014. Of total loans receivable, excluding loans held for sale, mortgage loans comprised 45.0% and 47.1%, commercial loans 48.8% and 45.9% and consumer loans 6.3% and 7.0% at September 30, 2015 and December 31, 2014, respectively.

Deposits are a primary source of funds for use in lending and for other general business purposes. At September 30, 2015 deposits funded 82.5% of the Company’s total assets compared to 83.1% at December 31, 2014. Certificates of deposit scheduled to mature in less than one year at September 30, 2015 totaled $33.4 million. Management believes that a significant portion of such deposits will remain with the Bank. The Bank monitors the deposit rates offered by competition in the area and sets rates that take into account the prevailing market conditions along with the Bank’s liquidity position. Moreover, management believes that the growth in assets is not expected to require significant in-flows of liquidity. As such, the Bank does not expect to be a significant market leader in rates paid for liabilities.

Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2015 the Company had $25.1 million in FHLB advances. FHLB advances as a percentage of total assets were 7.4% at September 30, 2015 as compared to 7.0% at December 31, 2014. The Company has sufficient available collateral to obtain additional FHLB advances of $29.2 million as of September 30, 2015.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2015 was $33.1 million, or 9.8% of total assets, compared to $30.5 million, or 9.4% of total assets, at December 31, 2014 (See “Consolidated Statement of Changes in Stockholders’ Equity”). The $2.5 million increase during the nine months ended September 30, 2015 was primarily due to net income for the nine month period ended September 30, 2015 of $2.6 million, an increase of $178,000, net of tax in the unrealized gain on available-for-sale securities, offset in part by aggregate dividends paid of $261,000.

The Bank is subject to certain capital-to-assets requirements in accordance with OCC regulations. The Bank exceeded all regulatory capital requirements at September 30, 2015.

The following table summarizes the Bank’s actual capital with the regulatory capital requirements and with requirements to be “Well Capitalized” under prompt corrective action provisions, as of September 30, 2015:

	Actual		Regulatory Minimum		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands

Tier 1 (Core) capital ( to adjusted assets)	$29,123	8.80%	$14,886	4.50%	$21,502	6.50%
Total risk-based capital ( to risk- weighted assets)	$30,637	17.30%	$14,172	8.00%	$17,715	10.00%
Tier 1 risk-based capital ( to risk weighted assets)	$29,123	16.44%	$10,629	6.00%	$14,172	8.00%
Tangible Capital ( to tangible assets)	$29,123	8.80%	$6,616	2.00%	$6,616	2.00%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There has been no change in the Company’s internal control over the financial reporting during the Company’s third quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2015

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

Quarter Ended September 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL OF NORTHERN MICHIGAN BANCORP, INC.

By:	/s/ Michael W. Mahler
Michael W. Mahler
Chief Executive Officer

Date: November 13, 2015

By:	/s/ Eileen M. Budnick
Eileen M. Budnick
VP-Director of Financial Reporting and Accounting
(Principal Financial and Accounting Officer)

Date: November 13, 2015

